Form 10-Q/A
period 1996-01-31
LAMAR ADVERTISING CO
filed 1996-05-20
CIK 899045

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-Q/A

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended January 31, 1996

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 33-59624

                    LAMAR ADVERTISING COMPANY
      (Exact name of registrant as specified in its charter)

          DELAWARE                           72-1205791
(State or other jurisdiction              (I.R.S. Employer              of
incorporation)                   Identification No.)

5551 Corporate Blvd.,
Baton Rouge, LA  70808                          70806
(Address of principal                         (Zip Code)
 executive officers)
Registrant's telephone number, including area code (504) 926-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding as of
               Class                    March 15, 1996

Voting Class A Common Stock,
  no par value                            31,432.46














                             CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         January 31, 1996 (unaudited) and October
         31, 1995                                            1 - 2

         Condensed Consolidated Statements of Earnings
         Three Months ending January 31, 1996 and
         1995 (unaudited)                                      3

         Condensed Consolidated Statements of Cash Flows
 Three Months ending January 31, 1996 and 1995
         (unaudited)                                         4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                          6 - 7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       8 - 9


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders  10

ITEM 6.  Exhibits and Reports on Form 8-K                     10

         Signatures                                           10








PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)

                                      January 31, October 31,
                                         1996        1995
                                      (Unaudited)
ASSETS

Cash and cash equivalents               $ 1,800      5,886
Receivables
  Trade accounts                         13,587     11,292
  Affiliates, related parties
    and employees                           666        583
  Other                                     114        109

  Less allowance for doubtful accounts (    734)  (    551)
    Net receivables                      13,633     11,433

Prepaid expenses                          1,153      1,247
Other current assets                      2,741      1,266
    Total current assets                 19,327     19,832

Property, plant and equipment           178,001    168,402
  Less accumulated depreciation
    and amortization                   ( 79,554)  ( 77,524)
    Net property, plant and equipment    98,447     90,878

Intangible assets                        14,466     13,406
Receivables                                 885        918
Deferred taxes                            5,365      5,951
Other assets                              3,317      2,900
                                       $141,807    133,885
                                        =======    =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable                $ 2,177      2,435
  Accrued expenses                        4,292      9,733
  Current maturities of long- term
    debt                                  4,154      3,479
  Deferred income                         3,205      2,448
      Total current liabilities          13,828     18,095

Long term debt                          153,480    142,572
Deferred income                             748        749
Other liabilities                         1,119        623
      Total liabilities                 169,175    162,039
                              - 1 -

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)




                                      January 31, October 31,
                                         1996        1995
                                     (unaudited)

STOCKHOLDERS' DEFICIT

Class A preferred stock, par value $638,
 $63.80 Cumulative, Authorized 10,000
 shares; issued and outstanding 5,719.49
 shares and 0 shares at January 31,
 1996 and October 31, 1995,
 respectively                             3,649          0

Class A common stock, no par
 value, $10 stated value.
 Authorized 100,000 shares;
 issued and outstanding 35,879.87
 shares and 41,599.36
 shares at January 31, 1996
 and October 31, 1995, respectively         359        416

Class B common stock, no par
 value, $10 stated value.
 Authorized 100,000 shares;
 issued and outstanding 198 shares
 January 31, 1996 and October 31, 1995        2          2


Accumulated deficit                    ( 31,378)  ( 28,572)

  Stockholders' Deficit                ( 27,368)  ( 28,154)

  Total liabilities and
    stockholders' deficit              $141,807    133,885
                                        =======    =======


                              - 2 -

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                Three Months
                                            Ending January 31,
                                          1996      1995
Revenues
  Outdoor advertising                      $27,664    25,444
  Logo advertising                           2,426     1,460
  Management fees                               15         8
  Rental income                                174       144
  Transit advertising                          100         0
                                            30,379    27,056
Operating expenses
  Outdoor advertising:
    Agency commissions                       2,766     2,608
    Direct advertising
     expenses                               10,057     8,898
  Logo expenses                              1,400       491
  Transit expenses                             111         0
  Selling, general and
   administrative expenses                   6,712     6,328
  Depreciation and amortization              3,387     3,159
                                            24,433    21,484

    Operating income                         5,946     5,572

Non-operating income
    (expense):
  Interest income                               53        41
  Interest expense                         ( 3,827) (  3,900)
  Gain (Loss) on disposition
    of assets                                   49  (    181)
  Other expenses                          (    545) (    272)
                                          (  4,270) (  4,312)

Earnings before income taxes                 1,676     1,260
Income tax (expense) benefit              (    675)    1,016

Net earnings                               $ 1,001     2,276
                                           =======   =======
Preferred stock dividends                 (     91)        0
                                               =======   =======
Net income applicable to common stock          910     2,276
                                           =======   =======

Earnings per common share                  $ 22.86     52.48
                                           =======   =======
Weighted average common
  shares outstanding                        39,808    43,364
                                           =======   =======
                              - 3 -

                      LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)




                                           Three Months Ending
                                               January 31,
                                             1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings:                              $ 1,001       2,276
Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
    Depreciation and amortization            3,387       3,159
    (Gain)Loss on disposition of assets   (     49)        181
    Decrease (Increase) in deferred taxes      586    (  1,104)
    Provision for doubtful accounts            302         115
    Increase in receivables               (  2,472)   (  1,034)
    (Increase) Decrease in prepaid
      expenses                                  96    (     23)
    Increase in other assets              (  1,881)   (    398)
    Increase (decrease) in trade
      accounts payable                    (    257)          1
    Decrease in accrued expenses          (  5,020)   (  5,236)
    Increase in deferred income                756         676
      Net cash used in operating
        activities                        (  3,551)   (  1,387)



CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                     0    (      4)
Outdoor acquisitions                      (  5,452)   (  1,742)
Capital expenditures                      (  5,029)   (  2,537)
Proceeds from disposition of assets            218         200
Purchase of intangible assets             (    653)   (    120)
Investments in and advances to
affiliated companies                            75    (      7)
      Net cash used in investing
        activities                        ($10,841)   ($ 4,210)



                              - 4 -

                    LAMAR ADVERTISING COMPANY AND
                             SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                            (IN THOUSANDS)




                                           Three Months Ending
                                               January 31,
                                             1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt      ($   978)   (  1,796)
Proceeds from issuance of notes
  payable to banks                          12,500       1,000
Principal payments on notes payable to
  banks                                   (  1,000)          0
Dividends                                 (    216)   (    125)
      Net cash provided by (used in)
        financing activities                10,306    (    921)

Net decrease in cash
  and cash equivalents                    (  4,086)   (  6,518)

Cash and cash equivalents at beginning
  of year                                    5,886       8,016

Cash and cash equivalents at end of
  period                                  $  1,800       1,498
                                          ========     =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                    $  6,735       6,693
                                          ========     =======
Cash paid for state and
  federal income taxes                    $    305         209
                                          ========     =======








                              - 5 -

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE DATA)







1.  ACCOUNTING POLICY

     The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.

     Certain amounts in the prior years consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

    Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries are jointly and severally liable, and that the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis.


2.  INCOME TAXES

     Lamar Advertising Comany files a consolidated Federal income tax return which includes all of its qualifying subsidiaries. Income tax expense for the period is based on estimates of the Company's annual effective tax rate.
















                                  - 6 -
                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)






3.  STOCK CONVERSION

     On December 30, 1995, the Certificate of Incorporation of the Company was amended to authorize 10,000 shares of Class A preferred stock with a par value of $638 and no voting rights. The Class A preferred stock dividends are cumulative and are priority to Class A and Class B common stock dividends at the rate of $15.95 per share per quarter.

     As of January 31, 1996, 5,719.49 shares of Class A common stock with a $10 per share stated value were converted into 5,719.49 shares of Class A preferred stock with a $638 per share par value. This conversion resulted in a $3.6 million charge to accumulated deficit.


4.  SUBSEQUENT EVENTS

     On March 1, 1996, the Company redeemed 4,447.41 shares of Class A common stock and 198 shares of Class B common stock at a price of $638 per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS









LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital surplus at January 31, 1996 was $5.5 million compared to a surplus of $1.7 million at October 31,1995. Several factors combined to produce this result. There was a decrease in cash and cash equivalents of $4.1 million due to the interest payment of $5.5 million for the $100 million fixed rate Senior Secured notes which was offset by working capital line borrowing of $8.5 million used for approximately $6.6 million in acquisitions of outdoor advertising assets and other capital expenditures yielding the net decrease. The cash decrease was offset by a $2.3 million increase in trade accounts receivable due to a 12% increase in advertising revenue over the same period in 1995 and a $1.5 million increase in other current assets due to refundable deposits made to enable the Company to pursue additional acquisitions.

     The Company entered into a new $15 million reducing credit line with its Bank group dated December 22, 1995. This line may only be used to finance the cost of new logo franchises awarded to the Company. As of January 31, 1996 the Company had borrowed approximately $3 million to fund the development of additional logo advertising markets in Georgia, Minnesota, South Carolina and Virginia.

     The Company expects to have sufficient funds going forward to cover all debt service and capital expenditure requirements.

     There was a decrease in accrued expenses of $5.4 million consisting of a $2.9 million decrease in accrued interest due to the timing difference on the $100 million fixed rate Senior Secured notes and a $.7 million decrease due to the accrual of only one quarter of certain year end liabilities and a decrease of $1.5 million in accrued payroll due to the first quarter payment of year end bonuses. The accrued expenses decrease was offset by a $0.7 million increase in current maturities of long-term debt due primarily to the increased quarterly amortization under the term loan of the Bank Agreement and a $0.8 million increase in the current portion of deferred income due to the increase in logo sales in the first quarter.

RESULTS OF OPERATIONS

Three Months Ended January 31, 1996 Compared to Three Months Ended January 31, 1995

     Revenues for the three months ended January 31, 1996 increased $3.3 million or $12.3% to $30.4 million compared to $27.1 million for the same period in 1995. Outdoor advertising revenues accounted for $2.2 million of this increase. There were approximately $7 million of outdoor asset acquisitions during the three months ended January 31, 1996. These acquisitions contributed $0.4 million of the revenue increase. The remaining $1.8 million increase was realized throughout all the profit centers from a varying mix of customers. Logo advertising increased $1.0 million due to the continued development of that program.

     Operating expenses exclusive of deprecation and amortization for the three months ended January 31, 1996 increased $2.7 million or 14.8% over the same period in 1995. This increase is the result of an increase in agency commissions, health insurance rates, increases in personnel costs, sign site rent, graphics expense, other costs related to the increase in revenue and additional operating expenses related to outdoor asset acquisitions.

     Due to the above factors, operating income before deprecation and amortization, increased $0.6 million or 6.9% to $9.3 million compared to $8.7 million for the same period in 1995.

     Income tax expense for the period increased $1.7 million over the same period in 1995. During the fiscal year ending October 31, 1996 the net operating loss carryforwards will be exhausted; therefore, provision for income tax consists of federal and state income tax expense based on net book income and an estimated effective rate.

     As a result of the foregoing factors, net earnings for the three months ended January 31, 1996 decreased $1.3 million as compared to the same period in 1995.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Resolutions adopted by the Board of Directors of Lamar Advertising Company dated December 13, 1995 and a unanimous written consent of action in lieu of a special meeting of the shareholders of Lamar Advertising Company executed on December 30, 1995 approved an amendment to the certificate of incorporation of Lamar Advertising Company. This action created ten thousand (10,000) shares of Class A preferred stock having a par value of $638 per share with no voting rights. This action did not change the authorized number of shares or voting rights of previously authorized capital stock. The payment of Class A preferred dividends are cumulative and in priority to Class A and Class B common stock dividends. In addition, the case of voluntary dissolution or liquidation of the corporation the holders of Class A preferred stock are entitled to receive the sum of par value of their shares plus a further amount equal to any accrued and unpaid dividends to date before any payment shall be made to the holders of Class A and Class B common stock. As of the most recent information available, 5,719 shares of Class A common stock were converted to Class A preferred stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None

(b) Reports on 8-K: No reports on Form 8-K were filed during the period ended January 31, 1996





                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAMAR ADVERTISING COMPANY



DATED: May 15, 1996                BY
                                     Keith A. Istre
                                     Vice President and Chief
                                     Financial Officer, Treasurer
                                         and Assistant Secretary
                                     (Principal Financial Officer)