Form 10-Q
period 1996-04-30
LAMAR ADVERTISING CO
filed 1996-06-13
CIK 899045

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the period ended April 30, 1996

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

                                      Outstanding as of
               Class                    June 11, 1996

Voting Class A Common Stock,
  no par value                            31,432.46













                             CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         April 30, 1996 (unaudited) and October
         31, 1995                                            1 - 2

         Condensed Consolidated Statements of Earnings
         Three Months ending April 30, 1996 and
         1995 and Six Months ending April 30, 1996 and
         1995 (unaudited)                                      3

         Condensed Consolidated Statements of Cash Flows
         Six Months ending April 30, 1996 and 1995
         (unaudited)                                         4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                          6 - 7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       8 - 10


PART II - OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders  11

ITEM 6.  Exhibits and Reports on Form 8-K                     11

         Signatures                                           11











PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)
                                       April 30,  October 31,
                                         1996        1995
                                      (Unaudited)
ASSETS

Cash and cash equivalents               $ 1,752      5,886
Receivables
  Trade accounts                         14,000     11,292
  Affiliates, related parties
    and employees                           450        583
  Other                                      81        109

  Less allowance for doubtful accounts (    872)  (    551)
    Net receivables                      13,659     11,433

Prepaid expenses                          1,145      1,247
Other current assets                      1,689      1,266
    Total current assets                 18,245     19,832

Property, plant and equipment           183,270    168,402
  Less accumulated depreciation
    and amortization                   ( 81,888)  ( 77,524)
    Net property, plant and equipment   101,382     90,878

Intangible assets                        14,548     13,406
Receivables                                 806        918
Deferred taxes                            4,043      5,951
Other assets                              3,336      2,900
                                       $142,360    133,885

LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Trade accounts payable                $ 2,191      2,435
  Accrued expenses                        7,014      9,733
  Current maturities of long- term
    debt                                  4,617      3,479

  Deferred income                         3,259      2,448
      Total current liabilities          17,081     18,095

Long term debt                          151,673    142,572
Deferred income                             754        749
Other liabilities                         1,140        623
      Total liabilities                 170,648    162,039

                              - 1 -

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
              CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE DATA)






                                       April 30,  October 31,
                                         1996        1995
                                      (Unaudited)
STOCKHOLDERS' DEFICIT

Class A preferred stock, par
  value $638, 63.80 cumulative,
  authorized 10,000 shares issued
  and outstanding, 5,719.49 shares
  and 0 shares at April 30, 1996
  and October 31, 1995, respectively      3,649          0

Class A common stock, no par
 value, $10 stated value.
 Authorized 100,000 shares;
 issued and outstanding 31,432.46
 shares and 41,599.36 shares
 outstanding at April 30, 1996
 and October 31, 1995, respectively         315        416

Class B common stock, no par
 value, $10 stated value.
 Authorized 100,000 shares;
 issued and outstanding 0 shares
 and 198 shares at April 30, 1996
 and October 31, 1995, respectively           0          2

Accumulated deficit                    ( 32,252)  ( 28,572)

  Stockholders' Deficit                ( 28,288)  ( 28,154)


  Total liabilities and
    stockholders' deficit              $142,360    133,885
                                        =======    =======



                              - 2 -

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE DATA)






                                 Three Months        Six Months
                               Ending April 30,    Ended April 30,
                                1996      1995      1996     1995

Revenues
  Net advertising revenue      $28,838    25,390    56,261   49,686
  Rental income                    180       154       354      298
  Management fees                   15         7        30       15
                                29,033    25,551    56,645   49,999
Operating expenses
  Outdoor advertising:
    Direct advertising
     expenses                   10,049     9,043    20,893   18,184
  Selling, general and
   administrative expenses       7,004     6,667    14,695   13,243
  Depreciation and amortization  3,641     3,609     7,028    6,768
                                20,694    19,319    42,616   38,195

    Operating income             8,339     6,232    14,029   11,804

Non-operating income
    (expense):
  Interest income                 48        40       101       81
  Interest expense           (  4,025) (  3,957) (  7,852)(  7,857)
  Loss on disposition
    of assets                (    493) (    635) (    581)(    816)
  Other expenses             (     94) (    138) (    246)(    410)
                             (  4,564) (  4,690) (  8,578)(  9,002)
Earnings before
  income taxes                  3,775     1,542     5,451    2,802
Income tax(expense)benefit   (  1,515)      751  (  2,190)   1,767


Net earnings                  $ 2,260     2,293     3,261    4,569
                              =======   =======   =======  =======
Preferred stock dividends    (     91)        0  (    182)       0

Net income applicable to
  common stock                  2,169     2,293     3,079    4,569
                              =======   =======   =======  =======
Earnings per common
  share, Primary             $ 65.76    52.88      84.53  105.36
                              =======   =======   =======  =======
Weighted average common
  shares outstanding           32,981    43,364    36,429   43,364
                              =======   =======   =======  =======

                              - 3 -

                  LAMAR ADVERTISING COMPANY AND
                            SUBSIDIARY
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)






                                             Six Months Ending
                                                April 30,
                                             1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings:                             $  3,261       4,569
Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
    Depreciation and amortization            7,028       6,768
    Loss on disposition of assets              581         816
    Deferred taxes                           1,908    (  2,208)
    Provision for doubtful accounts            621         203
    Increase in receivables               (  2,608)   (  2,854)
    (Increase) Decrease in prepaid
      expenses                                  67    (    192)
    (Increase) decrease in other assets   (    323)   (    296)
    Increase (decrease) in trade
      accounts payable                    (    243)          1
    Decrease in accrued expenses          (  2,718)   (  1,880)
    Increase (decrease) in other
     liabilities                                95    (      1)
    Increase in deferred income                817          51
      Net cash provided by operating
        activities                           8,486       4,977



CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable              (    206)   (      4)
Outdoor acquisitions                      (  7,043)   (  2,329)
Capital expenditures                      ( 10,557)   (  5,044)
Proceeds from disposition of assets            236         558
Purchase of intangible assets             (    833)   (    211)
      Net cash used in investing
        activities                        ($18,403)   ($ 7,030)




                              - 4 -

                    LAMAR ADVERTISING COMPANY AND
                             SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                            (IN THOUSANDS)





                                            Six Months Ending
                                                April 30,
                                             1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt      ($ 1,821)   (  3,605)
Proceeds from issuance of notes
  payable to banks                          16,000       1,000
Principal payments on notes payable to
  banks                                   (  5,000)          0
Stock redemption                          (  2,964)          0
Dividends                                 (    432)   (    250)
      Net cash provided by (used in)
        financing activities                 5,783    (  2,855)

Net decrease in cash and cash
  equivalents                             (  4,134)   (  4,908)

Cash and cash equivalents at beginning
  of year                                    5,886       8,016

Cash and cash equivalents at end of
  period                                $  1,752       3,108
                                         =======     =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                  $  7,917       7,879
                                        ========     =======
Cash paid for state and
  federal income taxes                  $    542         490
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

     Certain amounts in the prior periods consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

    Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries are jointly and severally liable, and that the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis.


2.  INCOME TAXES

    Lamar Advertising Company files a consolidated Federal income tax return which includes all of its qualifying subsidiaries. Income tax expense for the period is based on the estimates of the Company's annual effective tax rate applied to net income for the period.


3.   STOCK TRANSACTIONS

     On December 30, 1995, the Certificate of Incorporation of the Company was amended to authorize 10,000 shares of Class A preferred stock with a par value of $638 and no voting rights. The Class A preferred stock dividends are cumulative and are priority to Class A and Class B common stock dividends at the rate of $15.95 per share per quarter.

     As of December 30, 1995, 5,719.49 shares of Class A common stock with a $10 per share stated value were converted into 5,719.49 shares of Class A preferred stock with a $638 per share par value. This conversion resulted in a $3.6 million charge to accumulated deficit.

     On March 1, 1996, 4,447.41 shares of Class A common stock and 198 shares of Class B common stock, $10 stated value, were redeemed at a price of $638 per share. This redemption resulted in a $3.0 million charge to accumulated deficit.

4.  SUBSEQUENT EVENTS

     The Company is preparing for an initial public offering and on June 7, 1996, as required under the Securities Act of 1933, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended April 30, 1996, net cash provided by operating activities was $8.5 million, a $3.5 million increase from $5.0 million in the corresponding period of 1995. The increase was due primarily to a $4.1 million increase in deferred taxes due to the benefit of the Company's net operating loss carryforward having been fully recognized at year end October 31, 1995, and a $0.8 million increase in accrued expenses offset by a $1.3 million decrease in net earnings for the six months ended April 30, 1996 compared to the same period in fiscal 1995. Net cash used in investing activities increased $11.4 million for the six months ended April 30, 1996 as compared to the same period in 1995 due to a $5.5 million increase in capital expenditures, a $4.7 million increase in purchase of new markets and a $0.6 million increase in purchase of intangible assets. Net cash provided by financing activities increased $8.6 million for the six months ended April 30, 1996 as compared to the same period in 1995. The increase was due to the increase in borrowings of $10.0 million under revolving credit facilities to finance capital expenditures, purchase new markets and meet seasonal operating requirements. A $1.8 million decrease in principal payments on long-term debt was partially offset by a $3.0 million stock redemption.

     During fiscal year 1995, the Company was awarded new state logo franchises in the following four states: Georgia, Minnesota, South Carolina and Virginia. In addition, during fiscal 1996, the state of Texas expanded its existing program, which is currently run by the Company, and awarded the expansion contract to the Company. Due to the capital needed in 1996 to fund these new franchises, the Company amended its existing bank credit agreement effective October 1995, partially deferring short-term principal payments. In December 1995, the Company entered into a $15 million reducing credit line with its bank group. This line may only be used to finance the cost of new logo franchises awarded to the Company. As of April 30, 1996, the Company had borrowed approximately $6.5 million to fund the development of additional logo franchises in Georgia, Minnesota, South Carolina and Virginia.

RESULTS OF OPERATIONS

Six Months Ended April 30, 1996 Compared to Six Months Ended April
30, 1995

     Net revenues increased $6.6 million or 13.3% to $56.6 million for the six months ended April 30, 1996 compared to $50.0 million for the same period in 1995. This increase was primarily a result of the $4.1 million increase in outdoor advertising net revenues. In addition, revenues from the logo sign business increased $2.2 million due to the continued development of that program.

     Operating expenses, exclusive of depreciation and amortization, increased $4.2 million or 13.2% for the six months ended April 30, 1996 as compared to the same period in 1995. This increase was the result of an increase in health insurance rates, increases in personnel costs, sign site rent, graphics expense, other costs related to the increase in revenue and additional operating expenses related to outdoor asset acquisitions and the continued development of the logo sign business.

     Depreciation and amortization expense increased $0.3 or 3.8%
from $6.8 million for the six months ended April 30, 1995 to $7.0 for six months ended April 30, 1996. Interest expense remained constant for both periods.

     Due to the above factors, operating income increased $2.2 million or 18.8% to $14.0 million for six months ended April 30, 1996 from $11.8 million for the same period in 1995.

     Income tax expense for the six months ended April 30, 1996 increased $4.0 million over the same period in 1995. For the past several years the Company has had a substantial net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995.

      As a result of the foregoing factors, net earnings for the six months ended April 30, 1996 decreased $1.3 million as compared to the same period in 1995.

Second Quarter Ended April 30, 1996 Compared to Second Quarter
Ended April 30, 1995

    Revenues for the second quarter ended April 30, 1996 increased $3.5 million or 13.6% to $29.0 million from $25.6 million for the same period in 1995.

     Operating expenses exclusive of depreciation and amortization for the second quarter ended April 30, 1996 increased $1.3 million or 8.5% over the same period in 1995.

     Due to the above factors, operating income before depreciation and amortization increased $2.1 million or 21.7% to $11.9 million compared to $9.8 million for the second quarter ended April 30, 1996 as compared to the same period in 1995.

     Interest expense for the period increased $0.1 million over the same period in 1995.

     Income tax expense for the period increased $2.3 million over the same period in 1995.

     As a result of the foregoing factors, net earnings for the second quarter ended April 30, 1996 remained fairly constant as compared to the same period in 1995.

     The explanation of these results is identical to the explanation of the results for the six months ended April 30, 1996. They are due to an increase in outdoor advertising revenue across the board, an increase in various direct and general and administrative expenses in order to accommodate the increase in revenue, the acquisition of additional outdoor assets, the increased development of the logo program, and an increase in income tax expense due to the extinguishment of the net operating loss carryforwards.





















                               -10-
PART II - OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None

(b)  No reports on Form 8-K were filed during the period ended
April 30, 1996





                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAMAR ADVERTISING COMPANY



DATED: June 11, 1996               BY s/Keith Istre
                                     Keith A. Istre
                                     Vice President and Chief
                                     Financial Officer, Treasurer
                                     and Assistant Secretary
                                     (Principal Financial Officer)




                              - 11-