Form 10-K/A
period 1995-10-31
LAMAR ADVERTISING CO
filed 1996-08-01
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 FORM 10-K/A

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1995
                          -------------------------
                          OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from                  to
                               ----------------    ---------------
Commission file number 33-59624

                          LAMAR ADVERTISING COMPANY
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                       72-1205791
         --------                                       ----------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)


5551 Corporate Blvd., Baton Rouge, LA                  70808
- -------------------------------------                ----------
(Address of principal                                (Zip Code)
executive offices)


Registrant's telephone number, including area code   (504) 926-1000
                                                    ----------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

Name of Each Exchange on which Registered
- -----------------------------------------
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form-K.    [ X ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 16, 1996: $3,136,848 (For purposes of this filing only, all executive officers and directors have been classified as affiliates.)

The number of shares of the registrant's common stock outstanding as of January 16, 1996 was Common 28,100,223 and Preferred 5,719.49.

             DOCUMENTS OR PARTS THEREOF INCORPORATED BY REFERENCE


                                      Form 10-K Part into which the
Document or Part Thereof                Document is Incorporated           None

                                    PART II.

ITEM 6.   SELECTED FINANCIAL DATA

Selected financial data of Lamar Advertising Company for each of the years in the five year period ended October 31, 1995 is shown below. The selected financial data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the related notes thereto for the three years ended October 31, 1995 included in Items 7 and 8, respectively (dollars in thousands, except for share data).


                                                         Year Ended October 31
                                         -----------------------------------------------------
                                           1995        1994       1993       1992       1991
                                           ----        ----       ----       ----       ----
STATEMENT OF OPERATIONS DATA:

REVENUES
Net advertising revenues                  101,871     83,627     65,365     60,760     60,834
Management fees                                31        334        595        623        827
Rental income                                 506        512        564        572        601
                                          -------     ------     ------     ------     ------
                                          102,408     84,473     66,524     61,955     62,262
                                          -------     ------     ------     ------     ------
OPERATING EXPENSES
Direct advertising expenses                34,386     28,959     23,830     22,783     22,143
General and administrative expenses        27,057     24,239     19,504     18,225     17,703
Depreciation and amortization              14,090     11,352      8,924      8,881      8,826
                                          -------     ------     ------     ------     ------
                                           75,533     64,550     52,258     49,889     48,672
                                          -------     ------     ------     ------     ------
Operating income                           26,875     19,923     14,266     12,066     13,590
                                          -------     ------     ------     ------     ------

Non-operating expense(income):
 Interest income                         (    199)   (   194)   (   218)   (    96)   (   213)
 Interest expense                          15,783     13,599     11,502     10,454     11,650
 Loss(gain)on disposition of assets         2,328        675        729    ( 1,309)       216
 Other expense                                655        616        576        392      1,001
                                          -------     ------     ------     ------     ------
                                           18,567     14,696     12,589      9,441     12,654
                                          -------     ------     ------     ------     ------
Earnings before income
 taxes and extraordinary item               8,308      5,227      1,677      2,625        936
Income tax expense (benefit)             (  2,390)   ( 2,072)       476        270        207
                                          -------     ------     ------     ------     ------
Extraordinary loss on debt
 extinguishment, net of income tax
 benefit of $98                               -          -      ( 1,854)      -           -
                                          -------     ------     ------     ------     ------
Net earnings (loss)                        10,698      7,299    (   653)     2,355        729
                                          =======     ======     ======     ======     ======
Earnings before extraordinary item
 per common share                             .32        .21        .03        .07        .02
                                          =======     ======     ======     ======     ======

Earnings(loss) per common share               .32        .21    (   .02)       .07        .02
                                          =======     ======     ======     ======     ======


OTHER DATA:

Cash dividends per common share             11.53      11.09      10.00      10.00      10.00

Cash and cash equivalents                   5,886      8,016      9,224         75      1,152
Total assets                              133,885    130,008     92,041     78,649     81,737
Total long-term obligations               143,944    147,957    122,774    103,567    111,267
Stockholders' deficit                     (28,154)   (37,352)   (43,249)   (41,870)   (43,787)

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three fiscal years ended October 31, 1995, 1994 and 1993 as compared to the same period for the prior year. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere in this document. References herein to specific years refer to the Company's fiscal year ending on October 31 of such years.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. In recent years, the Company's logo sign business has expanded rapidly and may in the future have an increasing impact on the Company's revenues and operating income.

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business resulting from construction of additional outdoor advertising displays, general improvements in occupancy and operating efficiency and increases in advertising rates, (ii) acquisitions of outdoor advertising businesses and structures, the most significant of which was the Company's acquisition of the 50.6% interest that it did not already own in Lamar Holdings Corporation ("LHC") in 1994, and
(iii) the rapid expansion of the Company's logo sign business. The Company's net advertising revenues increased by $36.4 million, representing a compound annual growth rate of 24.8%, from $65.4 million for the fiscal year ended October 31, 1993 to $101.9 million for the fiscal year ended October 31, 1995. During the same period, operating cash flow increased $17.8 million, representing a compound annual growth rate of 32.9%, from $23.2 million for the fiscal year ended October 31, 1993 to $41.0 million for the fiscal year ended October 31, 1995.

The Company plans to continue a strategy of expanding through both internal growth and acquisitions. As a result of acquisitions, principally the LHC acquisition, the purchase of displays in existing markets to increase market penetration and the effects of consolidation of operations following each acquisition, the operating performance of certain markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. All recent acquisitions have been accounted for using the purchase method of accounting and, consequently, operating results from acquired operations are included from the respective dates of these acquisitions.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by the general economic conditions, as well as trends in the advertising industry. The Company believes that in recent years outdoor advertising expenditures have increased more rapidly than total U.S. advertising expenditures, but there can be no assurance that this trend will continue or that in the future outdoor advertising will not grow more slowly than the advertising industry as a whole.

Manufacturers of tobacco products, primarily cigarettes, were historically major users of outdoor advertising displays. Due to societal and governmental pressures and other factors, in the early 1990's, leading tobacco manufacturers substantially reduced their domestic advertising expenditures. The Company's tobacco revenues, as a percentage of total net revenues, declined from 17% in fiscal 1991 to 12% in fiscal 1992, 7% in fiscal 1993 and 1994 and 9% in fiscal 1995. During this period, the Company has replaced the reduced tobacco advertising by diversifying its customer base and increasing sales to local advertisers.

Growth of the Company's business requires significant capital expenditures to finance internal growth, acquisitions and the up-front costs associated with new logo sign franchises. The Company expended $7.6 million on capital expenditures in fiscal 1993, $13.4 million in fiscal year 1994 and $14.0 million in fiscal 1995. Of these amounts, $2.0 million, $2.8 million and $1.6 million, respectively, were attributable to the logo sign business. See "-Liquidity and Capital Resources."

In the fiscal years ended October 31, 1995 and 1994, the Company recognized an income tax benefit from a net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995.

The following table presents certain items in the Consolidated Statements of Earnings (Loss) as a percentage of net revenues for the years ended October 31, 1995, 1994, and 1993.

                                         Year Ended October 31,
                                        1995     1994      1993
                                        ----     ----      ----
Net revenues...........................100.0%   100.0%    100.0%
Operating expenses
 Direct advertising expenses........... 33.6     34.3      35.8
 General and administrative expenses... 26.4     28.7      29.3
Operating cash flow.................... 40.0     37.0      34.9
Depreciation and amortization.......... 13.8     13.4      13.4
Operating income....................... 26.2     23.6      21.4
Interest expense....................... 15.4     16.1      17.3
Non-operating expense.................. 18.1     17.4      18.9
Net earnings (loss).................... 10.4      8.6     ( 1.0)

YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994

Net revenues increased $17.9 million or 21.2% to $102.4 million for the twelve months ended October 31, 1995 from $84.5 million for the same period in 1994. This increase was predominantly attributable to higher outdoor advertising net revenues, which rose $17.9 million or 23.0% during this period. The increase in outdoor advertising net revenues was principally attributable to increases in number of displays and advertising rates, with occupancy rates remaining relatively steady. Operations acquired subsequent to fiscal 1993 generated $9.1 million of this increase in outdoor advertising net revenues. This increase in net revenues was partially offset by a decrease in management fees resulting from the LHC acquisition. Continued development of the logo sign business resulted in logo advertising revenue increasing $0.3 million or 5.5% for the twelve months ended October 31, 1995 as compared to the prior fiscal year.

Operating expenses, exclusive of depreciation and amortization, increased $8.2 million or 15.5% to $61.4 million for the twelve months ended October 31, 1995 from $53.2 million for the same period in 1994. The LHC operations acquired in May 1994 generated $5.5 million of this increase in operating expenses; the remaining $2.7 million of the increase was generated by previously existing operations. This $2.7 million increase was primarily the result of acquisitions which caused an expansion of the Company's work force, which required higher aggregate commissions, workers' compensation costs and employee benefit expenses.

Depreciation and amortization expense increased $2.7 million or 24% from $11.4 million for the year ended October 31, 1994 to $14.1 million for the year ended October 31, 1995. This increase in depreciation and amortization was generated by the assets purchased during fiscal years 1994 and 1995.

Because the Company's operating expenses declined as a percentage of net revenues to 73.8% for fiscal 1995 from 76.4% for fiscal 1994, operating income increased $7.0 million or 34.9% from $19.9 million for the twelve months ended October 31, 1994 to $26.9 million for the twelve months ended October 31, 1995.

Interest expense increased $2.2 million or 16.1% to $15.8 million for the twelve months ended October 31, 1995 from $13.6 million for the same period in 1994. Approximately $1.8 million of the increase in interest expense reflected an additional $35.0 million in debt incurred in May 1994 to finance the LHC acquisition. The remaining $0.4 million increase in interest expense was due to increased working capital borrowings throughout fiscal 1995.

The Company had a significant net operating loss carryforward and, therefore, income tax expense for this period reflected the alternative minimum tax, state income tax and the recognition in the current year of the deferred tax benefit generated by the net operating loss carryforward.

As a result of the foregoing factors, net earnings increased $3.4 million or 46.6% to $10.7 million for the twelve months ended October 31, 1995 from $7.3 million for the same period in 1994.

YEAR ENDED OCTOBER 31, 1994 COMPARED TO YEAR ENDED OCTOBER 31, 1993

Net revenues increased $18.0 million or 27.0% to $84.5 million for the twelve months ended October 31, 1994 from $66.5 million for the same period in 1993. Higher outdoor advertising net revenues contributed $16.6 million of this increase, resulting from increases in number of displays, occupancy rates and advertising rates. Logo advertising revenues increased $1.4 million or 34% from $4.3 million for the twelve months ended October 31, 1993 to $5.7 million for the twelve months ended October 31, 1994. The increase in revenues from logo advertising was generated by the build-out of logos in Texas and Mississippi and the continued expansion of the existing systems.

Operating expenses, exclusive of deprecation and amortization, increased $9.9 million or 22.8% to $53.2 million for the twelve months ended October 31, 1994 from $43.3 million for the same period in 1993. This increase was approximately evenly split between existing operations and those acquired after fiscal 1993.

Depreciation and amortization expense increased $2.4 million or 27.2% to $11.4 million for the twelve months ended October 31,1994 from $8.9 million for the twelve months ended October 31, 1993. $1.8 million of such increase was attributable to operations acquired after fiscal 1993, with $1.2 million representing depreciation of newly acquired boards and $0.6 million representing amortization related to intangibles capitalized as part of such acquisitions.

Because revenue growth outpaced increases in expenses, operating income increased $5.7 million or 39.7% to $19.9 million for the twelve months ended October 31, 1994 from $14.3 million for the same period in 1993.

Interest expense increased $2.1 million or 18.2% to $13.6 million for the twelve months ended October 31, 1994 from $11.5 million for the twelve months ended October 31, 1993. Approximately $1.4 million of such increase reflects an additional $35.0 million of debt incurred in connection with the May 1994 LHC acquisition. The remaining $0.7 million of the increase in interest expense was due to the issuance in May 1993 of $100 million in aggregate principal amount of Senior Notes with a fixed interest rate of 11.0%. Prior to the issuance of the Senior Notes, the Company's debt consisted primarily of variable rate bank financing with a lower net interest cost.

As a result of the foregoing factors, net earnings increased $8.0 million to $7.3 million for the twelve months ended October 31, 1994 from a net loss of $0.7 million for the same period in 1993.

LIQUIDITY AND CAPITAL RESOURCES

The Company's net cash provided by operating activities increased to $15.2 million in fiscal 1994 from $12.4 million in fiscal 1993 due primarily to the increase in net earnings. Net cash used in investing activities increased from $10.1 million in fiscal 1993 to $53.6 million in fiscal 1994, due primarily to the LHC acquisition. Net cash used in financing activities increased from $6.8 million in fiscal 1993 to $37.1 million in fiscal year 1994 due primarily to the incurrence of indebtedness pursuant to a new $35.0 million bank term loan used to complete the LHC acquisition.

The Company's net cash provided by operating activities increased to $25.1 million in fiscal 1995 due primarily to a $3.4 million increase in net earnings and the addition of non-cash items, including a $2.7 million increase in depreciation and amortization. Net cash used in investing activities decreased from $53.6 million in fiscal 1994 to $17.8 million in fiscal 1995 due primarily to a $37.6 million decrease in purchase of new markets attributable to the inclusion of the LHC acquisition in fiscal 1994, offset by a $1.8 million increase in capital expenditures and purchases of intangibles. Net cash used in financing activities decreased $46.5 million in fiscal 1995 due to a $44.5 million decrease in proceeds from issuance of long term debt compared to fiscal 1994.

During the three fiscal years ended October 31, 1995, the Company's aggregate capital expenditures, as shown in the Consolidated Statements of Cash Flow, were $35.0 million. Of this amount, the Company spent in the fiscal years 1993, 1994 and 1995 approximately $2.4 million, $5.0 million and $9.3 million, respectively, to build and maintain structures within its existing markets and $2.0 million, $2.8 million and $1.6 million, respectively, to meet the capital expenditures requirements of state logo sign franchise operations.

During fiscal year 1995, the Company was awarded four new state logo franchises. They are Georgia, Minnesota, South Carolina and Virginia. In addition, the state of Texas is expanding its existing program currently run by
Lamar, and has awarded the expansion contract to the Company.   Due to the
capital requirements necessary in 1996 to fund these new franchises, approximately $13 million, the Company effective October, 1995 amended its existing Bank credit agreement partially deferring short term principal payments. In addition, the Company has entered into a new $15 million reducing credit line with its Bank group. This line may only be used to finance the cost of new logo franchises awarded to it.

Effective May 1, 1994, the Company completed the LHC acquisition in a transaction accounted for as a purchase for a price of $43.5 million, which was financed with the proceeds of a bank term loan in the amount of $35.0 million, with the remainder financed from the Company's revolving credit facilities.

On May 19, 1993, the Company issued $100 million in aggregate principal amount of Senior Notes. Simultaneously with the sale of the Senior Notes, the Company entered into a new Bank Credit Agreement which provided an $8 million term loan and a $20 million working capital line of credit. The majority of the net proceeds from the issuance of Senior Notes was utilized to extinguish existing variable rate debt prior to maturity and pay related expenses. See "Description of Indebtedness-Senior Notes."

The Company expects to have sufficient funds going forward to cover all debt service and capital expenditure requirements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES



                         Index to Financial Statements




Independent Auditors' Report

Consolidated Balance Sheets

Consolidated Statements of Earnings

Consolidated Statements of Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Separate financial statements of the guarantor subsidiaries are not included because such subsidiaries are jointly and severally liable, and the aggregate assets, liabilities, earnings and equity of the guarantor subsidiaries are substantially equivalent to the assets, liabilities, earnings and equity of the parent on a consolidated basis.

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company
Baton Rouge, Louisiana:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of October 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' deficit and cash flows for each of the years in the three-year period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1995, in conformity with generally accepted accounting principles.




KPMG PEAT MARWICK LLP

New Orleans, Louisiana
January 12, 1996, except as to note
  14, which is as of July 24, 1996

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                           October 31, 1995 and 1994

                    Assets                                                           1995            1994
                    ------                                                           ----            ----
Current assets:
    Cash and cash equivalents                                                      $   5,886           8,016
    Receivables (note 3):
       Trade accounts, less allowance for doubtful
         accounts of $551 in 1995 and 1994                                            10,741           9,963
       Affiliates, related parties and employees                                         583             560
       Other                                                                             109              68
                                                                                   ---------         -------
                                                                                      11,433          10,591

    Prepaid expenses                                                                   1,247           1,200
    Other current assets                                                               1,266           1,287
                                                                                   ---------         -------
           Total current assets                                                       19,832          21,094
                                                                                   ---------         -------

Property, plant and equipment (note 4)                                               168,402         159,707
  Less accumulated depreciation and
    amortization                                                                     (77,524)        (70,884)
                                                                                   ---------         -------
                                                                                      90,878          88,823
                                                                                   ---------         -------

Intangible assets (note 5)                                                            13,406          14,062
Receivables - noncurrent (note 3)                                                        918             751
Deferred taxes (note 10)                                                               5,951           2,650
Other assets                                                                           2,900           2,628
                                                                                   ---------         -------
                 Total assets                                                      $ 133,885         130,008
                                                                                   =========         =======

     Liabilities and Stockholders' Deficit
     -------------------------------------

Current liabilities:
    Trade accounts payable                                                             2,435           1,123
    Current maturities of long-term debt (note 9)                                      3,479           7,054
    Accrued expenses (note 8)                                                          9,733           9,647
    Deferred income                                                                    2,448           1,579
                                                                                   ---------         -------
           Total current liabilities                                                  18,095          19,403

Long-term debt (note 9)                                                              142,572         146,875
Deferred income                                                                          749             668
Other liabilities                                                                        623             414
                                                                                   ---------         -------
                                                                                     162,039         167,360
                                                                                   ---------         -------

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued
                (In thousands, except share and per share data)


                                                                                       1995             1994
                                                                                       ----             ----
Stockholders' deficit (note 12):
   Class A common stock, par value $.001,
    50,000,000 shares authorized,
     15,657,623 and 16,504,263
    shares issued and outstanding in
    1995 and 1994, respectively                                                  $       16              17
  Class B common stock, par value, $.001,
    25,000,000 shares authorized,
     16,897,379 and 17,271,240
    shares issued and outstanding in 1995 and
     1994, respectively                                                                  17              17
    Accumulated deficit                                                             (28,187)        (37,386)
                                                                                 ----------         -------

                 Stockholders' deficit                                              (28,154)        (37,352)

Commitments and contingencies (notes 7 and 13)
                                                                                 ----------         -------

                 Total liabilities and stockholders'
                   deficit                                                       $  133,885         130,008
                                                                                 ==========         =======

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                     (In thousands, except per share data)

                  Years ended October 31, 1995, 1994 and 1993

                                                                           1995         1994          1993
                                                                           ----         ----          ----
Revenues, net:
  Outdoor advertising, net                                              $ 101,871       83,627        65,365
  Management fees from related and
    affiliated parties                                                         31          334           595
  Rental income                                                               506          512           564
                                                                        ---------       ------        ------

                                                                          102,408       84,473        66,524
                                                                        ---------       ------        ------

Operating expenses:
   Direct advertising expenses                                             34,386       28,959        23,830
   General and administrative expenses                                     27,057       24,239        19,504
   Depreciation and amortization                                           14,090       11,352         8,924
                                                                        ---------       ------        ------

                                                                           75,533       64,550        52,258
                                                                        ---------       ------        ------

       Operating income                                                    26,875       19,923        14,266
                                                                        ---------       ------        ------

Other expense (income):
   Interest income                                                           (199)        (194)         (218)
   Interest expense                                                        15,783       13,599        11,502
   Loss on disposition of assets                                            2,328          675           729
   Other expenses                                                             655          616           576
                                                                        ---------       ------        ------

                                                                           18,567       14,696        12,589
                                                                        ---------       ------        ------
       Earnings before income taxes
         and extraordinary item                                             8,308        5,227         1,677

Income tax expense (benefit) - (note 10)                                   (2,390)      (2,072)          476
                                                                        ---------       ------         ------

       Earnings before extraordinary item                                  10,698        7,299         1,201
                                                                          -------       ------        ------

Extraordinary loss on debt
   extinguishment, net of income tax
   benefit of $98 (note 9)                                                    -            -          (1,854)
                                                                        ---------       ------        ------

       Net earnings (loss)                                              $  10,698        7,299          (653)
                                                                        =========       ======        ======

Earnings per common share
   before extraordinary item                                              $   .32          .21           .03
                                                                          =======          ===          ====

Net earnings (loss) per common share                                      $   .32          .21          (.02)
                                                                          =======          ===          ====

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit
                     (In thousands, except per share data)

                  Years ended October 31, 1995, 1994 and 1993


                                                  Class A        Class B     Additional
                                                  common         common       paid-in      Accumulated
                                                   stock          stock       capital       deficit              Total
                                                   -----          -----       -------       -------              -----
Balance, October 31, 1992                          $  19             15          403         (42,307)          $(41,870)
    Shares issued                                      1              2          627              -                 630
    Redemption of 1,690,163 shares
      of common stock                                ( 2)            -          (899)             -                (901)
    Net loss    -                                     -              -                          (653)              (653)
    Dividends ($.01 per share)                        -              -            -             (455)              (455)
                                                   -----          -----        -----          ------            -------

Balance, October 31, 1993                             18             17          131         (43,415)           (43,249)
    Redemption of 1,327,985 shares
       of common stock                               ( 1)            -          (131)           (771)              (903)
    Net earnings                                      -              -            -            7,299              7,299
    Dividends ($.01 per share)                        -              -            -             (499)              (499)
                                                   -----          -----        -----          ------            -------

Balance, October 31, 1994                             17             17           -          (37,386)           (37,352)
    Redemption of 1,220,500 shares
       of common stock                               ( 1)            -            -             (999)            (1,000)
    Net earnings                                      -              -            -           10,698             10,698
    Dividends ($.01 per share)                        -              -            -             (500)              (500)
                                                   -----          -----        -----          ------            -------

Balance, October 31, 1995                          $  16             17           -          (28,187)           (28,154)
                                                   =====          =====        =====          ======            =======



See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                  Years ended October 31, 1995, 1994 and 1993


                                                                          1995          1994         1993
                                                                          ----          ----         ----
Cash flows from operating activities:
    Net earnings (loss)                                                 $ 10,698         7,299          (653)
    Adjustments to reconcile net earnings
       (loss) to net cash provided by
       operating activities:
           Depreciation and amortization                                  14,090        11,352         8,924
           Loss on disposition of assets                                   2,328           675           729
           Deferred taxes                                                 (3,301)       (2,650)           -
           Provision for doubtful accounts                                   502           508           471
           Changes in operating assets and
             liabilities:
                (Increase) decrease in
                  receivables                                             (1,344)       (1,391)       (1,998)
                (Increase) decrease in prepaid
                  expenses                                                   (47)         (321)            4
                (Increase) decrease in other
                  assets                                                    (418)       (1,640)           34
                Increase (decrease) in trade
                  accounts payable                                         1,312           (69)         (502)
                Increase in accrued expenses                                  86         1,356         4,817
                Increase (decrease) in deferred
                  income                                                     950          (113)          596
                Increase (decrease) in other
                  liabilities                                                209           208           (11)
                                                                          ------        ------        ------

                 Net cash provided by
                   operating activities                                   25,065        15,214        12,411
                                                                          ------        ------        ------

Cash flows from investing activities:
    Capital expenditures                                                 (14,046)      (13,357)       (7,550)
    Purchase of new markets                                               (2,885)      (40,482)           -
    Proceeds from sale of property and
       equipment                                                             717           733           396
    Purchase of intangible assets                                         (1,603)         (463)       (2,352)
    Investments in and advances to
       affiliated companies                                                  -             -            (558)
                                                                          ------        ------        ------

                 Net cash used in investing
                   activities                                            (17,817)      (53,569)      (10,064)
                                                                          ------        ------        ------

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                                 (In thousands)


                                                                          1995         1994         1993
                                                                          ----         ----          ----
Cash flows from financing activities:
    Proceeds from issuance of long-term
       debt                                                           $     -          44,515        105,611
    Principal payments on long-term debt                                (7,878)        (5,966)       (97,453)
    Redemption of common stock                                          (1,000)          (903)          (901)
    Dividends                                                             (500)          (499)          (455)
                                                                      --------         ------        -------

                 Net cash provided by (used
                   in)financing activities                              (9,378)        37,147          6,802
                                                                      --------         ------        -------
                 Net increase (decrease) in
                   cash and cash equivalents                            (2,130)        (1,208)         9,149

                 Cash and cash equivalents at
                   beginning of year                                     8,016          9,224             75
                                                                      --------         ------        -------
                 Cash and cash equivalents
                   at end of year                                     $  5,886          8,016          9,224
                                                                      ========         ======        =======
Supplemental disclosures of cash flow
    information:
       Cash paid for interest                                         $ 15,825         13,461          6,994
                                                                      ========         ======        =======

       Cash paid for income taxes                                     $  1,028            267            295
                                                                      ========         ======        =======




See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

                        October 31, 1995, 1994 and 1993


 (1)   Significant Accounting Policies

      (a)    Principles of Consolidation

             The accompanying consolidated financial statements include Lamar Advertising Company, its wholly-owned subsidiaries, Lamar Holding Company (LHC) and The Lamar Corporation (TLC), their majority-owned subsidiaries and Interstate Logos, Inc., a subsidiary of both LAC and TLC (collectively, the Company or LAC). All intercompany transactions and balances have been eliminated. Prior to May 1994, the Company owned 49.36% of the outstanding stock of LHC, which investment was accounted for by the equity method. On May 10, 1994, LAC acquired substantially all of the assets of LHC. The proceeds from the sale of its assets were used by LHC to repay existing debt and redeem all of its shareholders other than LAC, resulting in LHC becoming a wholly-owned subsidiary of LAC. The acquisition has been accounted for using the purchase method of accounting.

      (b)    Property, Plant and Equipment

             Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

      (c)    Intangible Assets

             Debt issuance costs are deferred and amortized over the terms of the related credit facilities using the interest method. Other intangible assets are initially recorded at cost and amortized using the straight- line method over the assets' estimated useful lives, generally from 5 to 10 years.

      (d)    Deferred Income

             Deferred income consists principally of advertising revenue received in advance and gains resulting from the sale of certain assets to related parties. Deferred advertising revenue is recognized in income as services are provided over the term of the contract. Deferred gains are recognized in

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share data)

             income in the consolidated financial statements at the time the assets are sold to an unrelated party or otherwise disposed of.

      (e)    Revenue Recognition

             The Company recognizes revenue from outdoor and logo sign advertising contracts, net of agency commissions, on an accrual basis ratably over the term of the contracts, as advertising services are provided.

      (f)    Income Taxes

             The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      (g)    Earnings Per Share

             Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each year (33,772,107 shares in 1995, 35,089,188 shares in 1994 and 35,470,837 shares in 1993). Such amounts have been adjusted to reflect the approximate 778.9-for-1 stock split and the concurrent exchanges of shares in a recapitalization that will occur in connection with the Offering referred to in Note 14.

      (h)    Cash and Cash Equivalents

             The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

      (i)    Reclassification of Prior Year Amounts

             Certain amounts in the prior years consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


(2)    Noncash Financing and Investing Activities

       A summary of significant noncash financing and investing activities follows:

                                                                                1995        1994      1993
                                                                                ----        ----      ----
             Noncash dispositions of assets                                  $ 3,788         445         336
             Noncash acquisitions of assets                                    4,341          -        1,817
             Common stock issued in exchange
                for investment in affiliate                                      -            -          630

(3)    Receivables

       The following is a summary of accounts and notes receivable as of October 31:

                                                       1995                                  1994
                                                       ----                                  ----
                                            Current             Noncurrent         Current           Noncurrent
                                            -------             ----------         -------            ----------
           Trade accounts
             receivable,
             net                            $ 10,741             -                  9,963              -
           Related parties                       452             -                    291              -
           Employees, other
             than related
             parties                             131             -                    269              -
           Other                                 109            918                    68             751
                                            --------            ---                ------             ---

                                            $ 11,433            918                10,591             751
                                            ========            ===                ======             ===

(4)    Property, Plant and Equipment

       Major categories of property, plant and equipment at October 31, 1995 and 1994 are as follows:

                                                            Estimated
                                                           life (years)              1995            1994
                                                           -----------               ----            ----
           Land                                                -                  $   7,826          7,739
           Building and improvements                          10-32                  15,553         15,132
           Advertising structures                               15                  131,071        123,592
           Automotive and other equipment                      3-7                   13,952         13,244
                                                                                  ---------        -------

                                                                                  $ 168,402        159,707
                                                                                  =========        =======

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


(5)    Intangible Assets

       The following is a summary of intangible assets at October 31:

                                                                 Estimated
                                                                life (years)          1995          1994
                                                                -----------           ----          ----
             Debt issuance costs                                     10            $  3,180         3,604
             Customer lists and
                 unexpired contracts                                  7               7,103         7,581
             Non-compete agreements                                 7-15              1,036         1,296
             Organization costs                                       5                 673           219
             Loan fees                                              7-10              1,051         1,027
             Other                                                  7-10                363           335
                                                                                   --------        ------

                                                                                   $ 13,406        14,062
                                                                                   ========        ======

             Cost                                                                    20,473        18,870
             Accumulated amortization                                                (7,067)       (4,808)
                                                                                   --------        ------

                 Net intangible assets                                             $ 13,406        14,062
                                                                                   ========        ======

(6)    Lamar Holdings Corporation

       Prior to May 1994, the Company owned 49.36% of the common stock of LHC. LHC was founded in 1989 by TLC, members of its management and certain institutional investors to provide outdoor advertising services in markets other than those served by TLC.

       Effective May 1, 1994, LAC acquired substantially all of the assets and assumed certain liabilities of LHC for a purchase price of $43,500. The proceeds from the sale of its assets were used by LHC to repay existing debt and redeem all of its shareholders other than LAC, resulting in LHC becoming a wholly-owned subsidiary of LAC. The acquisition has been accounted for as a purchase and accordingly, the purchase price attributable to shareholders other than LAC (50.64%) has been allocated to the assets acquired based on their fair values. The results of operations of LHC have been included in LAC's consolidated financial statements from May 1, 1994.


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share data)


       The following unaudited pro forma financial information presents the combined results of operations of LAC and LHC as if the acquisition had occurred as of the beginning of 1994 and 1993, after giving effect to certain adjustments, including additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during such period.

                                                                                        Year ended
                                                                                         October 31,
                                                                                    1994             1993
                                                                                    ----             ----
                                                                                          (unaudited)
             Revenues, net                                                      $   92,480          81,303
                                                                                ==========          ======

             Net income (loss) before
                 extraordinary item                                             $    6,265          (1,856)
                                                                                ==========          ======

             Net income (loss)                                                  $    6,265          (3,710)
                                                                                ==========          ======

             Earnings (loss) per share before
                 extraordinary item                                                $   .18            (.05)
                                                                                   =======             ===

             Earnings (loss) per share                                             $   .18            (.10)
                                                                                   =======             ===

(7)    Leases

       The Company is party to various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates, generally during the next five years, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of October 31:

             1996                                                 $ 10,546
             1997                                                    8,654
             1998                                                    7,172
             1999                                                    5,857
             2000                                                    4,486
                                                                  ========

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


       Rental expense related to the Company's operating leases was $17,053, $14,999 and $10,983 for the years ended October 31, 1995, 1994 and 1993, respectively.

       The Company leases a portion of its corporate office building to tenants under operating leases. The following is a summary of property held for lease at October 31:

                                                          1995           1994
                                                          ----           ----
             Land                                       $    53              47
             Buildings                                    1,892           2,454
             Less accumulated depreciation               (1,124)         (1,754)
                                                          -----           -----

                                                        $   821             747
                                                          =====           =====

       Minimum future rental income for noncancelable leases in effect as of October 31, 1995 is as follows:

             Year ending October 31:
                 1996                                   $ 224
                 1997                                     152
                 1998                                     115
                 1999                                      99
                 2000                                      97
                                                        =====

 (8)   Accrued Expenses

       The following is a summary of accrued expenses at October 31:

                                                           1995       1994
                                                           ----       ----
             Payroll                                    $ 2,134       2,084
             Interest                                     5,400       5,442
             Insurance benefits                           1,457       1,374
             Other                                          742         747
                                                        -------       -----

                                                        $ 9,733       9,647
                                                        =======       =====


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 (In thousands, except share and per share data)


 (9)   Long-term Debt

       Long-term debt consists of the following at October 31:

                                                                                        1995           1994
                                                                                        ----           ----
             Senior Secured Notes                                                   $ 100,000        100,000

             Note payable to a bank group                                              39,250         43,000

             1993 Series A Line of Credit,
                payable to bank                                                           -            2,000

             8% Series A unsecured subordinated
                discount debentures, maturing
                through 2001 (11.5% effective yield)                                    2,706          3,095

             5% to 10% notes payable to banks and
                others with varying maturities
                secured by plant and equipment                                          3,713          4,960

             10% to 12% Series A unsecured
                subordinated debentures maturing
                in 1996 and 1997                                                          372            372

             Other notes with various rates and
                terms                                                                      10            502
                                                                                    ---------        -------

                                                                                      146,051        153,929
             Less current maturities                                                   (3,479)        (7,054)
                                                                                    ---------        -------

             Long term debt, excluding current
                maturities                                                          $ 142,572        146,875
                                                                                    =========        =======



       Long term debt matures as follows:
             1996                                                                   $   3,479
             1997                                                                       5,465
             1998                                                                       9,235
             1999                                                                      12,154
             2000                                                                      12,516
             Later years                                                              103,202
                                                                                   ----------

                                                                                   $  146,051
                                                                                   ==========

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 (In thousands, except share and per share data)


               The Senior Secured Notes were issued on May 19, 1993. The notes bear interest at 11% payable semiannually. The notes mature in 2003 and are subject to redemption at the option of the Company at any time on or after May 15, 1998. There is no sinking fund obligation associated with the notes. The notes rank senior in right of payment to all subordinated debt of the Company and pari passu in right of payment with all unsubordinated borrowings of the Company and are unconditionally guaranteed by certain subsidiaries of the Company. The notes are secured by a pledge of the capital stock of all of the Subsidiary Guarantors, subject to certain provisions. Additionally, the Company is obligated to pledge the capital stock and obtain the guarantee of all future restricted subsidiaries as security.

               A portion of the proceeds from the Senior Secured Notes was used to extinguish existing variable and fixed rate debt prior to maturity. In connection with the extinguishment, the Company incurred a loss of approximately $1,900 which has been reflected as an extraordinary item in the accompanying consolidated financial statements. The per share amount of the aggregate loss net of related income tax effect is .05 for the year ended October 31, 1993.

               The indenture contains certain restrictive financial covenants, including the following:

                 o Limitation on outstanding debt of the Company and any of its restricted subsidiaries;
                 o Limitation of the payment of cash dividends and other restricted payments;
                 o   Limitation on sale and leaseback transactions, and
                 o   Limitation on sales or disposals of assets.

               The Company was in compliance with such covenants as of October 31, 1995.

               On May 19, 1993, the Company also entered into a Bank Credit Agreement which provided an $8,000 term loan and a $20,000 working capital line of credit. The term loan

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share data)


               will amortize over four years beginning in 1995 and the availability under the revolving credit facility will be reduced over a three-year period beginning in 1995 until the facility terminates in 1998. The term loan and the revolving credit facility are secured by a pledge of the capital stock of all of the Company's present subsidiaries. During 1994, the Company executed certain amendments to the Bank Credit Agreement, including increasing the term loan to $43,000. During 1995, the Company executed additional amendments to the Bank Credit Agreement, including a change in the Commitment to reduce the revolving line of credit over a three-year period beginning in 1999 until the facility terminates in 2001. As of October 31, 1995, the balance of the term loan was $39,250 with an interest rate of 8.09%. The Bank Credit Agreement contains certain restrictive financial covenants, including the following:

                 o Maintaining specific ratios of cash flow to debt service and total debt;
                 o   Limitation of the payment of dividends;
                 o   Limitation on investments and joint ventures;
                 o   Limitation on capital expenditures, and
                 o   Limitation on sales or disposals of assets.

               The Company was in compliance with such covenants as of October 31, 1995.

               The 8% Series A, unsecured subordinated debentures with an original face amount of $4,844 were issued in 1986 at a discount of $986, which is being amortized over the life of the debentures. The total unamortized discount was $238 and $314 at October 31, 1995 and 1994, respectively.

(10)   Income Taxes

       LAC files a consolidated federal income tax return which includes all of its qualifying subsidiaries.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


       Total income tax expense (benefit) for the years ended October 31, 1995, 1994 and 1993 is allocated as follows:

                                                                             1995         1994       1993
                                                                             ----         ----       ----
            Income from continuing operations                              $(2,390)      (2,072)      476
            Extraordinary item                                                  -            -        (98)
                                                                           -------        -----       ---

                                                                           $(2,390)      (2,072)      378
                                                                           =======        =====      ====


       Income tax expense (benefit) attributable to continuing operations for the years ended October 31, 1995, 1994 and 1993 consists of:

                                                             Current         Deferred            Total
                                                             -------         --------            -----
            1995:
               U.S. federal                                   $ 290           (3,301)            (3,011)
               State and local                                  621               -                 621
                                                              -----             -----             -----

                                                              $ 911           (3,301)            (2,390)
                                                              =====            =====              =====

            1994:
               U.S. federal                                     165           (2,650)            (2,485)
               State and local                                  413               -                 413
                                                              -----            -----              -----

                                                              $ 578           (2,650)            (2,072)
                                                              =====            =====              =====

            1993:
               U.S. federal                                     155               -                 155
               State and local                                  321               -                 321
                                                              -----            -----              -----

                                                              $ 476               -                 476
                                                              =====            =====              =====

       Income taxes attributable to continuing operations in 1995 and 1994 include adjustments to the beginning-of-the- year valuation allowance on the Company's deferred tax assets in the amounts of $5,939 and $3,882, respectively. The improved business conditions and resulting profitability has resulted in a change in management's judgment regarding the realizability of the deferred tax assets.



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 (In thousands, except share and per share data)


       Income tax expense (benefit) for 1995, 1994 and 1993, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as follows:

                                                                               1995          1994     1993
                                                                               ----          ----     ----
            Computed "expected" tax expense                                   $ 2,825        1,777      570
            Increase (reduction) in income
               taxes resulting from:
                   Change in beginning of the year
                     balance of the valuation
                     allowance for deferred tax
                     assets                                                    (5,939)      (3,882)    (217)
                   State and local income taxes,
                     net of federal income tax
                     benefit                                                      410          273      214
                   Other differences, net                                         314         (240)     (91)
                                                                              -------        -----      ---

                       Actual income tax expense
                         (benefit)                                            $(2,390)      (2,072)     476
                                                                              =======        =====      ===

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1995 and 1994 are presented below:

                                                                                    1995            1994
                                                                                    ----            ----
            Deferred tax liabilities:
               Plant and equipment, principally due
                  to differences in depreciation                                   $(4,656)        (5,411)
               Intangibles, due to differences in
                  amortizable lives                                                   (594)          (569)
                                                                                   -------          -----

                       Deferred tax liabilities                                    $(5,250)        (5,980)
                                                                                   =======          =====

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


                                                                                         1995        1994
                                                                                         ----        ----
            Deferred tax assets:
               Receivables, principally due to
                  allowance for doubtful accounts
                  and accounts written off                                             $    193          187

               Plant and equipment, due to additional
                  costs capitalized for tax purposes
                  pursuant to the Tax Reform Act of
                  1986                                                                      764          641

               Plant and equipment, due to basis
                  differences on acquisitions of
                  assets                                                                  4,064        4,276

               Investment in affiliates and plant and
                  equipment due to gains previously
                  recognized for tax purposes and
                  deferred for financial reporting
                  purposes                                                                1,719        1,357

               Net operating loss carryforwards                                           2,262        6,512

               Investment tax credit carryforwards                                          929          982

               Other, net                                                                 1,270          614
                                                                                       --------       ------

                       Gross deferred tax assets                                         11,201       14,569

               Less valuation allowance                                                     -         (5,939)
                                                                                       --------       ------

                       Deferred tax assets                                             $ 11,201        8,630
                                                                                       ========       ======

                       Net deferred taxes                                              $  5,951        2,650
                                                                                       ========       ======

       The valuation allowance for deferred tax assets as of November 1, 1993 was $9,821.



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


       For federal income tax purposes, the following carryforwards are available as of October 31, 1995:

                                                                                           Expiration
                                                                                           ----------
            Net operating loss                                                 $ 6,465      2003-2005

            Investment credit                                                      929      1995-2001

            Alternative minimum tax credit                                         660      Indefinite

(11)   Other Related Party Transactions

       Affiliates, as used within these statements, are companies which are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

       The Company receives income and incurs costs in transactions with related parties and affiliates. The following is a summary of such transactions for the years ended October 31:

                                                                             1995       1994        1993
                                                                             ----       ----        ----
            Revenues:
               Management fee income                                       $   31        334         595
               Rental income                                                  -          -           209
               Interest income                                                  8         59          75
               Production of logo plates                                      143        143         341

            Expenses:
               Interest expense                                               296        308         390
               Rent expense                                                   -           71         143

       The Company is a party to a consulting agreement with a shareholder and former Chairman of the Board of the Company. The agreement, which expires in 1996, provides for annual payments of $120 and an annual bonus of up to $100. The Company incurred consulting expense of $120 under this agreement in 1995, 1994 and 1993. Additionally, the Company paid consulting fees of $110 to this individual in 1995.

       As of October 31, 1995 and 1994, debentures totaling $2,950 and $3,600, respectively, are owned by shareholders, directors and employees.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


       During 1993, the Company purchased all outstanding stock of Lamar Advertising of Wichita Falls, Inc., a company which, at the time of the acquisition, was owned by certain stockholders of LAC. The total consideration was approximately $1,375, which approximated the book value of the underlying assets.

       During 1993, a subsidiary of the Company purchased a building from a joint venture whose principals included the former Chairman of the Board and two officers of the Company for a price of approximately $740. Additionally in 1993, this subsidiary purchased two buildings from a director of the Company for approximately $530.

(12)   Common Stock

       The rights of Class A and Class B common stock (as in effect on October 31, 1995) are equal in all respects, except holders of Class A common stock shall have preemptive rights with respect to Class A common stock and Class B is non-voting.

(13)   Commitments and Other Contingencies

       The Company sponsors a partially self-insured group health insurance program. Coverage is available to all employees who work in excess of 30 hours per week. The Company is obligated to pay all claims under the program which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company has purchased third-party insurance coverage for claims in excess of this amount. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses including a provision for losses incurred but not reported, are included in accrued expenses in the accompanying



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


       consolidated financial statements. The Company maintains a $1,000 letter of credit with a bank to meet requirements of the Company's workers' compensation insurance carrier. The Company also maintains a $375 letter of credit with an insurance company to partially collateralize a surety bond for a logo company.

       The Company established The Lamar Corporation Savings and Profit Sharing Plan effective January 1, 1988. Participants include all employees who have completed one year of service and are at least 21 years of age.
       The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. The Company contributed $512, $230 and $313 for the years ended October 31, 1995, 1994, and 1993, respectively.

       On November 1, 1993, LAC established The Lamar Corporation, Its Affiliates and Subsidiaries Deferred Compensation Plan (the Plan) for the benefit of certain of its senior management who meet specified age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. LAC's contributions to the Plan will be maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan will be reflected in the balance sheet of LAC. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $240, $442, and $101 to the Plan during 1995, 1994 and 1993, respectively. Contributions to the Plan are discretionary and are determined by the Board of Directors.

       The Company is the subject of litigation arising during the normal course of business. In the opinion of management and general counsel of the Company, those claims will not have a material impact on the financial position, results of operations or liquidity of the Company.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share data)


(14)   Subsequent Events (Unaudited)

       On December 30, 1995, the Certificate of Incorporation of the Company was amended to authorize 10,000 shares of Class A preferred stock with a par value of $638 per share and no voting rights. The Class A preferred stock are cumulative and are priority to Class A and Class B common stock dividends at the rate of $15.95 per share per quarter.

       As of December 30, 1995, 4,454,397 shares of Class A common stock with a $.001 per share stated value were converted into 5,719.49 shares of Class A preferred stock with a $638 per share par value. This conversion resulted in an approximate $3,600 charge to accumulated deficit.

       On March 1, 1996, 3,463,666 shares of Class A common stock and 154,218 shares of Class B common stock, $.001 stated value, were redeemed at a price of $.82 per share. This redemption resulted in a $3,000 charge to accumulated deficit. In connection with the redemption, the Company has agreed, contingent upon completion of the Offering referred to below, to pay additional consideration of $1.38 per share in cash and $5.52 per share in ten-year subordinated notes, which would result in an additional charge to stockholders' equity of $25,000.

       Subsequent to April 30, 1996, the Company advanced $450 to a stockholder. The loan is payable on or before October 15, 1996.

       Effective July 1, 1996, the Company entered into a consulting agreement with an affiliate of a shareholder and former Chairman of the Board of the Company to replace the expiring consulting agreement discussed in note 11. The agreement provides for a $120 annual consulting fee for a term of ten years.

       In July 1996, the Board of Directors of the Company authorized the issuance of up to 5,445,250 shares of Class A Common Stock, $.001 par value per share, to be registered under Securities Act of 1933 (the "Offering"). In connection with the Offering, the Company effected a recapitalization consisting of an approximate 778.9-for-1 stock split and an exchange of common stock for new Class A and Class B common stock which is equal in all respects, except holders

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
               (In thousands, except share and per share data)





       of Class B common stock have ten votes per share and holders of Class A common stock have one vote per share. Class B common stock converts automatically into Class A common stock upon the sale or transfer to persons other than permitted transferees.

       Also in connection with the Offering, the Company proposes to adopt the 1996 Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan will authorize the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company will reserve an aggregate of 2,000,000 shares (after giving effect to the recapitalization referred to in Note 12) of Class A common stock for awards under the 1996 Plan.

                                   PART III.

ITEM 11.  EXECUTIVE COMPENSATION

                                                            Annual Compensation
                                                            -------------------
                                                              $                $        All Other
Name and Principal Position                Year             Salary           Bonus    Compensation(1)
- ---------------------------                ----             ------           -----    ---------------
Kevin P. Reilly, Jr.                       1993             120,000          100,000            -
 President, Chief Executive                1994             120,000          150,000           5,000
 Officer                                   1995             120,000          200,000           5,500

Gerald H. Marchand                         1993             106,000           75,000           -
 Vice Pres., Regional Manager              1994             106,000          197,443          50,000
 of Baton Rouge Region                     1995             106,000          156,543          50,000

Robert E. Campbell                         1993              84,000           61,000            -
 Vice President, Regional                  1994              90,000           73,208           7,500
 Manager of Central Region                 1995              90,000           96,984           7,500

T.  Everett Stewart                        1993              80,000           50,000            -
 President, Interstate                     1994              80,000           65,000           4,000
 Logos, Inc.                               1995              80,000          116,500           4,500

Hollis T. Wood (2)                         1993              90,000           40,000            -
 Vice President, Regional                  1994              90,000           89,638           6,000
 Manager of Knoxville Region               1995              90,000           93,862           6,500

(1) The reported amounts consist of employer contributions under the Company's deferred compensation plan.
(2) Mr. Wood is no longer employed by the Company.

Compensation Committee Interlocks and Insider Participation

The Company's Board of Directors as a whole determines the compensation of the Company's officers. Kevin P. Reilly, Jr., Gerald H. Marchand, and Keith A. Istre are all executive officers of the Company who currently serve on the Company's Board of Directors. None of the individuals named above participates in decisions by the Company's directors regarding such individual's own compensation.

Kevin P. Reilly, Jr., Gerald H. Marchand and Keith A. Istre are directors and executive officers of the Company who are also directors and executive officers of the following subsidiaries of the Company (the "Subsidiaries"):

The Lamar Corporation
Interstate Logos, Inc.
Lamar Advertising of Colorado Springs, Inc.
Lamar Advertising of Jackson, Inc.
Lamar Advertising of Mobile, Inc.
Lamar Advertising of South Georgia, Inc.
Lamar Advertising of South Mississippi, Inc.
Texas General Partner, Inc.
Texas Limited Partnership
Tennessee Limited Partner, Inc.
Tennessee Limited Partnership
TLC Properties, Inc.
Lamar Air, LLC
PCS, Inc.
Missouri Logos, Inc.
Nebraska Logos, Inc.
Oklahoma Logos, Inc.
Utah Logos, Inc.
Ohio Logos, Inc.
Texas Logos, Inc.
Mississippi Logos, Inc.
Georgia Logos, Inc.
South Carolina Logos, Inc.
Virginia Logos, Inc.
Minnesota Logos, Inc.
New Jersey Logos, Inc.


                                    PART 4.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)  Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets
Consolidated Statements of Earnings
Consolidated Statements of Stockholders' Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

    (3) Exhibits

The following exhibits are filed as part of this Report:

3.1 Amended and Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

3.2 By-Laws of the Company, as amended. Previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

4.1 Specimen certificate for the shares of Class A Common Stock of the Company. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

4.2 Senior Secured Note dated May 19, 1993. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.3 Subsidiary Guarantee dated May 19, 1993. Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4 Indenture dated May 15, 1993. Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5 Pledge Agreement dated May 19, 1993. Previously filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.6 Form of Subordinated Note. Previously filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

10.1 Bank Credit Agreement between the Company and The Chase Manhattan Bank (National Association) dated May 19, 1993. Previously filed as Exhibit
      10.1 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.2 Consultation Agreement dated July 1, 1996 between the Lamar Texas Limited Partnership and the Reilly Consulting Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager. Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

10.3 Indenture dated as of September 24, 1986 relating to 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.4  The Lamar Savings and Profit Sharing Plan Trust. Previously filed as
      Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.



10.5 Amendment and Waiver to the Bank Credit Agreement between the Company and the

      Chase Manhattan Bank, dated September 30, 1993. Previously filed as
      Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal
      year ended   October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.6 Second Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated January 1, 1994. Previously filed as Exhibit
      10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.7 Third Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated May 10, 1994. Previously filed as Exhibit
      10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.8 Fourth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October 31, 1994. Previously filed as Exhibit
      10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.9 Fifth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October 15, 1995. Previously filed as Exhibit
      10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.10 Sixth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated July 12, 1996. Previously filed as Exhibit
      10.10 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.11 Trust under The Lamar Corporation, It's Affiliates and Subsidiaries Deferred Compensation Plan dated October 31, 1993. Previously filed as
      Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.12 Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association) dated December 22, 1995 Previously filed as
      Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.13 Amendment One to Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association)dated July 12, 1996. Previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.14 1996 Equity Incentive Plan. Previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

21 Subsidiaries of the Registrant. Previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.


______________________

(b)  Reports on 8-K
     None

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                LAMAR ADVERTISING COMPANY
                                (Registrant)


August 1, 1996                  /s/ KEVIN P. REILLY, JR.
- --------------------            ----------------------------------
Date                            Kevin P. Reilly, Jr.
                                President and Chief Executive Officer

August 1, 1996                  /s/ KEITH A. ISTRE
- --------------------            ----------------------------------
Date                            Keith A. Istre
                                Chief Financial Officer

August 1, 1996                  /s/ RENEE S. FURR
- --------------------            ----------------------------------
Date                            Renee S. Furr
                                Controller


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 1, 1996                  /s/ KEVIN P. REILLY, JR.
- --------------------            ----------------------------------
Date                            Kevin P. Reilly, Jr.
                                President, Chief Executive Officer and
                                Director

August 1, 1996                  /s/ KEITH A. ISTRE
- --------------------            ----------------------------------
Date                            Keith A. Istre
                                Chief Financial Officer, Treasurer and
                                Director


August 1, 1996                  /s/ DUDLEY W. COATES
- --------------------            ----------------------------------
Date                            Dudley W. Coates
                                Director


August 1, 1996                  /s/ CHARLES W. LAMAR III
- --------------------            ----------------------------------
Date                            Charles W. Lamar, III
                                Director

                                  SIGNATURES
                                  ----------



August 1, 1996                  /s/ GERALD H. MARCHAND
- --------------------            ----------------------------------
Date                            Gerald H. Marchand
                                Director

August 1, 1996                  /s/ JACK S. ROME
- --------------------            ----------------------------------
Date                            Jack S. Rome
                                Director


August 1, 1996                  /s/ WILLIAM R. SCHMIDT
- --------------------            ----------------------------------
Date                            William R. Schmidt
                                Director

August 1, 1996                  /s/ T. EVERETT STEWART
- --------------------            ----------------------------------
Date                            T. Everett Stewart
                                Director

                                EXHIBIT INDEX


Exhibit
Number                     Description
- -------                    -----------

3.1 Amended and Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

3.2 By-Laws of the Company, as amended. Previously filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

4.1 Specimen certificate for the shares of Class A Common Stock of the Company. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

4.2 Senior Secured Note dated May 19, 1993. Previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.3 Subsidiary Guarantee dated May 19, 1993. Previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4 Indenture dated May 15, 1993. Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5 Pledge Agreement dated May 19, 1993. Previously filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.6 Form of Subordinated Note. Previously filed as Exhibit 4.6 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

10.1 Bank Credit Agreement between the Company and The Chase Manhattan Bank (National Association) dated May 19, 1993. Previously filed as Exhibit
      10.1 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.2 Consultation Agreement dated July 1, 1996 between the Lamar Texas Limited Partnership and the Reilly Consulting Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager. Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

10.3 Indenture dated as of September 24, 1986 relating to 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.4  The Lamar Savings and Profit Sharing Plan Trust. Previously filed as
      Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.



10.5 Amendment and Waiver to the Bank Credit Agreement between the Company and the

      Chase Manhattan Bank, dated September 30, 1993. Previously filed as
      Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal
      year ended   October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.6 Second Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated January 1, 1994. Previously filed as Exhibit
      10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.7 Third Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated May 10, 1994. Previously filed as Exhibit
      10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.8 Fourth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October 31, 1994. Previously filed as Exhibit
      10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.9 Fifth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October 15, 1995. Previously filed as Exhibit
      10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.10 Sixth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated July 12, 1996. Previously filed as Exhibit
      10.10 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.11 Trust under The Lamar Corporation, It's Affiliates and Subsidiaries Deferred Compensation Plan dated October 31, 1993. Previously filed as
      Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.12 Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association) dated December 22, 1995 Previously filed as
      Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.13 Amendment One to Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association)dated July 12, 1996. Previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.14 1996 Equity Incentive Plan. Previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

21 Subsidiaries of the Registrant. Previously filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.


27    Financial Data Schedule
______________________

(b)  Reports on 8-K
     None