Form 10-Q
period 1996-07-31
LAMAR ADVERTISING CO
filed 1996-09-12
CIK 899045

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended July 31, 1996

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______ to _______

Commission file number 0-20833

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

                  Yes                 No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding as of
               Class                   September 14, 1996

Class A Common Stock,$ .001 par value        14,953,426
Class B Common Stock,$ .001 par value        13,822,639












                             CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets
         July 31, 1996 (unaudited) and October
         31, 1995                                            1 - 2

         Condensed Consolidated Statements of Earnings
         Three Months ending July 31, 1996 and 1995
         and Nine Months ending July 31, 1996 and
         1995 (unaudited)                                      3

         Condensed Consolidated Statements of Cash Flows
         Nine Months ending July 31, 1996 and 1995
         (unaudited)                                         4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                          6 - 7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       8 - 11


PART II - OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Security Holders  12

ITEM 6.  Exhibits and Reports on Form 8-K                     12

         Signatures                                           12












PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                       July 31,   October 31,
                                         1996        1995

ASSETS

Cash and cash equivalents               $ 1,965      5,886
Receivables
  Trade accounts                         15,573     11,292
  Affiliates, related parties
    and employees                           531        583
  Other                                     433        109

  Less allowance for doubtful accounts  ( 1,046)  (    551)
    Net receivables                      15,491     11,433

Prepaid expenses                          1,112      1,247
Other current assets                      1,793      1,266
Total current assets                     20,361     19,832

Property, plant and equipment           189,115    168,402
  Less accumulated depreciation
    and amortization                   ( 83,930)  ( 77,524)
    Net property, plant and equipment   105,185     90,878

Intangible assets                        16,891     13,406
Receivables                                 751        918
Deferred taxes                            3,680      5,951
Other assets                              3,399      2,900

                                       $150,267    133,885
                                        =======    =======
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Trade accounts payable                $ 3,115      2,435
  Accrued expenses                        5,575      9,733
  Current maturities of long-term
    debt                                  5,326      3,479
  Deferred income                         4,866      2,448
      Total current liabilities          18,882     18,095

Long-term debt                          154,681    142,572
Deferred income                             779        749
Other liabilities                         1,214        623
      Total liabilities                 175,556    162,039

                                -1-

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)










                                        July 31,  October 31,
                                         1996        1995

STOCKHOLDERS' DEFICIT (Note 3)

Class A preferred stock, par
  value $638, $63.80 cumulative,
  authorized 10,000 shares; issued
  and outstanding, 5,719.49 shares
  and 0 shares at July 31, 1996
  and October 31, 1995, respectively      3,649          0

Class A common stock, $.001 par value.
 Authorized 50,000,000 shares;
 issued and outstanding 10,180,483
 shares and 15,657,623 shares
 at July 31, 1996 and October 31,
 1995, respectively                          10         16

Class B common stock, $.001 par value.
 Authorized 25,000,000 shares;
 issued and outstanding 14,301,537
 shares and 16,897,379 shares at
 July 31, 1996 and October 31, 1995,
 respectively                                 14         17

Accumulated deficit                     ( 28,962)  ( 28,187)

  Stockholders' Deficit                 ( 25,289)  ( 28,154)


  Total liabilities and
    stockholders' deficit              $ 150,267    133,885
                                         =======    =======



                              - 2 -

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)






                                   Three  Months        Nine Months
                                  Ending July 31,    Ended July 31,
                                  1996      1995      1996    1995
Revenues
  Outdoor advertising, net     $31,386    26,609    87,647   76,295
  Rental income                    119       110       473      408
  Management fees from related
   and affiliated parties           15         8        45       23
                                31,520    26,727    88,165   76,726
Operating expenses
  Direct advertising
     expenses                   10,076     8,380    30,969   26,564
  General and administrative
     expenses                    8,147     7,393    22,842   20,636
  Depreciation and
     amortization               3,540     3,186    10,568    9,954
                                21,763    18,959    64,379   57,154

    Operating income             9,757     7,768    23,786   19,572

Other expense (income):
  Interest income            (     39) (     52) (    140)(    133)
  Interest expense               4,105     4,091    11,957   11,948
  Loss on disposition
    of assets                      237       188       818    1,004
  Other expenses                     8       274       254      684
                                 4,311     4,501    12,889   13,503
Earnings before
  income taxes                   5,446     3,267    10,897    6,069
Income tax expense (benefit)    2,230  (    713)    4,420 (  2,480)


Net earnings                   $ 3,216     3,980     6,477    8,549

Preferred stock dividends    (     91)        0  (    274)       0

Net earnings applicable to
  common stock                   3,125     3,980     6,203    8,549
                               =======   =======   =======  =======
Net earnings per common
  share                        $   .13   $   .12   $   .23  $   .26
                               =======   =======   =======  =======
Weighted average common
  shares outstanding    24,482,020 33,775,222 27,068,544 33,775,222
                        ========== ========== ========== ==========

                              - 3 -

                    LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)






                                            Nine Months Ending
                                                 July 31,
                                             1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                              $  6,477       8,549
Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
    Depreciation and amortization           10,568       9,954
    Loss on disposition of assets              818       1,004
    Deferred taxes                           2,271    (  3,312)
    Provision for doubtful accounts            550         330
Changes in operating assets and
  liabilities:
      Increase in receivables             (  3,988)   (  2,062)
      (Increase) Decrease in prepaid
        expenses                                97    (    198)
      Increase in other assets            (    282)   (    965)
      Increase in trade accounts payable       680         384
      Decrease in accrued expenses        (  4,157)   (  3,475)
      Increase in other liabilities            113          26
      Increase in deferred income            2,448         517
        Net cash provided by operating
          activities                        15,595      10,752



CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable              (    675)          0
Acquisitions of new markets               (  9,445)   (  2,353)
Capital expenditures                      ( 17,653)   (  8,780)
Proceeds from disposition of assets            500         629
Purchase of intangible assets             (  1,525)   (    545)
      Net cash used in investing
        activities                        ($28,798)   ($11,049)




                              - 4 -

                    LAMAR ADVERTISING COMPANY AND
                             SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                            (IN THOUSANDS)





                                           Nine Months Ending
                                                 July 31,
                                             1996        1995

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt      ($ 2,605)   (  5,376)
Proceeds from issuance of notes
  payable to banks                          27,000       4,000
Principal payments on notes payable to
  banks                                   ( 11,500)   (  4,000)
Stock redemption                          (  2,964)          0
Dividends                                 (    649)   (    375)
      Net cash provided by (used in)
        financing activities                 9,282    (  5,751)

Net decrease in cash and cash
  equivalents                             (  3,921)   (  6,048)

Cash and cash equivalents at beginning
  of year                                    5,886       8,016

Cash and cash equivalents at end of
  period                                $  1,965       1,968
                                         =======     =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                  $ 14,744      14,728
                                        ========     =======
Cash paid for state and
  federal income taxes                  $  1,991         803
                                        ========     =======








                              - 5 -

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS





1.  ACCOUNTING POLICIES

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

2.  INCOME TAXES

    Lamar Advertising Company files a consolidated Federal income tax return which includes all of its qualifying subsidiaries. Income tax expense for the period is based on the estimates of the Company's annual effective tax rate.

3.   STOCK TRANSACTIONS

     On December 30, 1995, the Certificate of Incorporation of the Company was amended to authorize 10,000 shares of Class A preferred stock with a par value of $638 and no voting rights. The Class A preferred stock dividends are cumulative and are prior to Class A and Class B common stock dividends at the rate of $15.95 per share per quarter.
     As of December 30, 1995, 4,454,779 shares of Class A common stock with a $.001 per share par value were converted into 5,719.49 shares of Class A preferred stock with a $638 per share par value. This conversion resulted in a $3.6 million charge to accumulated deficit.
     On March 1, 1996, 3,463,985 shares of Class A common stock and 154,218 shares of then authorized Class B common stock, $.001 par value, were redeemed at a price of $.82 per share. This redemption resulted in a $3.0 million charge to accumulated deficit.
     In July 1996, the Board of Directors of the Company authorized the issuance of up to 5,445,250 shares of Class A common stock, $.001 par value per share, to be registered under the Securities Act of 1933 (the
"Offering"). In connection with the Offering, the Company effected a recapitalization consisting of an approximate 778.9-for-1 stock split and an exchange of common stock for new Class A and Class B common stock which is equal in all respects, except holders of Class B common stock have ten votes per share and holders of Class A common stock have one vote per share. Class B common stock converts automatically into Class A common stock upon the sale or tranfer to persons other than permitted transferees. All share information has been adjusted to reflect the recapitalization.

4.  SUBSEQUENT EVENTS

     On August 7, 1996, the Company consummated an initial public offering (the Offering) in which 4,735,000 shares of its Class A common stock were sold at a price of $16.00 per share, of which 4,000,000 shares were sold by the Company and 735,000 shares were sold by selling stockholders.

     On August 15, 1996, the Underwriters exercised their 30 day over-allotment option to purchase 710,250 shares at the $16.00 per share Offering price. Of such 710,250 shares sold, 294,041 were sold by the Company and 416,209 were sold by selling stockholders.

     In connection with the Offering the Company paid additional consideration of $1.38 per share in cash and $5.52 per share in ten-year subordinated notes to stockholders whose shares were redeemed in October 1995 and March 1996 in satisfaction of their right to an additional payment.
This additional consideration resulted in an additional charge to stockholders' equity of $25 million in the fourth quarter of fiscal 1996.

     Also in connection with the offering, the Company adopted the 1996
Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996
Plan authorizes the granting of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 2,000,000 shares of Class A Common Stock for awards under the 1996 Plan, of which options for 1,181,500 shares were granted in August, 1996 at an exercise price of $16.00 per share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS









RESULTS OF OPERATIONS

Nine Months Ended July 31, 1996 Compared to Nine Months Ended July 31, 1995

     Net revenues increased $11.4 million or 14.9% to $88.2 million for the nine months ended July 31, 1996. This increase was the result of a $6.8 million increase in outdoor advertising net revenues principally attributable to a net increase in number of displays of approximately 600 and advertising rates at an average of 6%, with occupancy percentages remaining relatively steady, and a $4.5 million increase in logo revenue due to the continued development of that program. Net outdoor revenue for the period was $77.5 million and logo revenue was $9.0 million.

     Operating expenses, exclusive of depreciation and amortization, increased $6.6 million or 14.0% for the nine months ended July 31, 1996 as compared to the same period in 1995. This increase was the result of an increase in health insurance rates, increases in personnel costs, sign site rent, graphics expense, other costs related to the increase in revenue and additional operating expenses related to outdoor asset acquisitions and the continued development of the logo sign business.

     Depreciation and amortization expense increased $0.6 or 6.2% from $10.0 million for the nine months ended July 31, 1995 to $10.6 for nine months ended July 31, 1996.

     Due to the above factors, operating income increased $4.2 million or 21.5% to $23.8 million for nine months ended July 31, 1996 from $19.6 million for the same period in 1995.

     Interest expense remained relatively consistent for both periods.

     Income tax expense for the nine months ended July 31, 1996 increased $6.9 million over the same period in 1995. For the past several years the Company has had a substantial net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995.

      As a result primarily of the increase in income tax expense, net earnings for the nine months ended July 31, 1996 decreased $2.1 million as compared to the same period in 1995.

Third Quarter Ended July 31, 1996 Compared to Third Quarter Ended July 31, 1995

    Net revenues for the third quarter ended July 31, 1996 increased $4.8 million or 17.9% to $31.5 million from $26.7 million for the same period in 1995.

     Operating expenses, exclusive of depreciation and amortization, for the third quarter ended July 31, 1996 increased $2.5 million or 15.5% over the same period in 1995.

     Depreciation and amortization expense increased $0.4 million or 11.1% from $3.2 million for the third quarter ended July 31, 1995 to $3.5 million for the third quarter ended July 31, 1996.

     Due to the above factors, operating income increased $2.0 million or 25.6% to $9.8 million compared to $7.8 million for the third quarter ended July 31, 1996 as compared to the same period in 1995.

     Interest expense remained constant for both periods.

     Income tax expense for the period increased $2.9 million over the same period in 1995.

     As a result of the foregoing factors, net earnings for the third quarter ended July 31, 1996 decreased $0.8 million as compared to the same period in 1995.

     The results for the three months ended July 31, 1996 were affected by the same factors as the nine months ended July 31, 1996. Reference is made to the discussion of the nine month results.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended July 31, 1996, net cash provided by operating activities was $15.6 million, a $4.8 million increase from $10.8 million in the corresponding period of 1995. The increase occurred, despite a $2.1 million decrease in net earnings, due primarily to a $5.6 million increase in deferred taxes due to the benefit of the Company's net operating loss carryforward having been fully recognized at year end October 31, 1995, and a $1.9 million increase in deferred income generated by the additional logo sign franchises offset by a $1.9 million increase in receivables. Net cash used in investing activities increased $17.7 million for the nine months ended July 31, 1996 as compared to the same period in 1995 due to an $8.9 million increase in capital expenditures primarily due to the build out of the new logo awards, a $7.1 million increase in purchase of new markets, a $1.0 million increase in purchase of intangible assets and a $0.7 million increase in notes receivable. Net cash provided by financing activities increased $15.0 million for the nine months ended July 31, 1996 as compared to the same period in 1995. The increase was due to the increase in borrowings of $15.5 million under revovling credit facilities to finance capital expenditures, primarily logo related and purchase new markets. A $2.8 million decrease in principal payments on long-term debt was offset by a $3.0 million stock redemption.


     During fiscal year 1995, the Company was awarded new state logo franchises in the following four states: Georgia, Minnesota, South Carolina and Virginia. During fiscal 1996, the Company was awarded new contracts in New Jersey and Michigan as well as the expansion of the existing Texas program which it currently operates. It also acquired the Kansas and Tennessee franchises from one of its competitors. Due to the capital needed to fund these new franchises, the Company amended its existing bank credit agreement effecctive October 1995, partially deferring short-term principal payments. In December 1995,the Company entered into a $15 million reducing credit line with its bank group. This line may only be used to finance the cost of new logo franchises awarded to the Company. As of July 31, 1996, the Company had borrowed approximately $9.5 million to finance the cost of these logo sign franchises.

     On August 1, 1996, the Company completed an initial public offering (the Offering) whereby the Company sold 4,000,000 shares of its Class A common stock and selling stockholders sold 735,000 shares at a price of $16.00 per share. The net proceeds to the Company from the sale of the 4,000,000 shares was approximately $58.8 million after deducting estimated expenses and underwriting discounts.

     The Company used a portion of the net proceeds from the Offering to repay existing indebtedness in the aggregate principal amount of approximately $43.8 million, consisting of (i) bank term loans, of $37.8 million and (ii) $6.0 million of outstanding loans under a revolving credit facility. The Company used approximately $5.0 million of the net proceeds from the Offering to pay a portion of the contingent consideration payable to stockholders whose shares of common stock were repurchased by the Company in October 1995 and March 1996. The Company issued to such stockholders $20.0 million aggregate principal amount of ten-year subordinated notes as the balance of the contingent consideration.

     In addition, on August 15, 1996, the Underwriters over-allotment option to purchase an additional 294,041 shares from the Company was exercised yielding net proceeds of approximately $4.4 million.

     The remaining net proceeds from the Offering are available for general corporate purposes, including possible acquisitions and repayment of indebtedness. In August 1996, the Company used net proceeds from the Offering to purchase certain outdoor advertising properties for an aggregate cash price of $11.2 million.

     The Company did not receive any proceeds from the sale of Class A Common Stock by the Selling Stockholders.

REGULATION OF TOBACCO ADVERTISING

     In August, 1996, President Clinton signed an executive order adopting rules proposed by the U.S. Food and Drug Administration regulating the advertising of certain tobacco products. These rules, which will become effective on August 22, 1997, prohibit the placement of tobacco products advertising within 1,000 feet of playgrounds and primary and secondary schools and limit such advertising to a format consisting of black text on a white background.

     Certain advertising industry and tobacco industry organizations have filed lawsuits challenging these regulations seeking an injunction to keep them from going into effect. In addition, some members of Congress have indicated that they may sponsor legislation to prevent the regulations from going into effect. If these regulations are not modified or nullified by legislative or judicial action, the Company's outdoor advertising revenues could be adversely affected.

     The Company's revenues from tobacco products advertising, as a percentage of total net revenues, has declined from 17% in fiscal 1991 to 9% in fiscal 1995. During this period, the Company has replaced tobacco advertising by diversifying its customer base and increasing sales to local advertisers. In addition, the Company has maintained for many years a policy prohibiting placement of billboards containing tobacco product advertising within 500 feet of schools and playgrounds.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company submitted the following proposals to the stockholders of the Company in an action by written consent in lieu of a special meeting, each of which was unanimously adopted as of July 31, 1996:

     VOTED:    To adopt the Amended and Restated Certificate of Incorporation of the Company.

     VOTED:    To approve the Company's 1996 Equity Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


______________________



(a)  Exhibits:  27.1   Financial Data Schedule.


(b)  No reports on Form 8-K were filed during the period ended July 31, 1996.





                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAMAR ADVERTISING COMPANY



DATED: September 12, 1996          BY s/Keith Istre
                                     Keith A. Istre
                                     Vice President and Chief
                                     Financial Officer, Treasurer
                                    and Assistant Secretary
                                     (Principal Financial Officer)