Form 10-K
period 1996-10-31
LAMAR ADVERTISING CO
filed 1997-01-28
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

Commission file number 0-20833

                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)

            Delaware                                       72-1205791
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

5551 Corporate Blvd., Baton Rouge, LA                         70808
      (Address of principal                                (Zip Code)
        executive offices)

Registrant's telephone number, including area code   (504) 926-1000

Securities Registered Pursuant To Section 12(b) of the Act:
Senior Subordinated Notes due 2006

Name of Each Exchange on which Registered
New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: Class A Common Stock, $0.001 par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form-K.    [   ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of January 20, 1997: $281,014,441

The number of shares of the registrant's Class A Common Stock outstanding as of January 20, 1997: 17,612,565
The number of shares of the registrant's Class B
Common Stock outstanding as of January 20, 1997: 13,716,387

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement for the annual meeting of stockholders to be held March 20, 1997 are incorporated by reference into Part III of this Form 10-K.

                                   PART I.
ITEM 1.   BUSINESS

General

Lamar Advertising Company is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. It conducts a business that has operated under the Lamar name since 1902. As of October 31, 1996, the Company operated approximately 24,000 outdoor advertising displays in 13 southeastern, midwestern and mid-Atlantic states. After giving effect to the acquisitions of FKM Advertising Co., Inc. in November 1996 and Outdoor East L.P. in December 1996, the Company operates approximately 30,000 outdoor advertising displays in 15 states. In each of the Company's primary markets, the Company believes that it is the only full-service outdoor advertising company serving such markets. The Company also operates the largest logo sign business in the United States. Logo signs are erected pursuant to state-awarded franchises on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. As of October 31, 1996, the Company operated logo sign franchises in 15 of 21 states which have a privatized logo sign program. In addition, the Company was awarded the logo sign franchise for the state of Florida in November 1996, and in October 1996 was selected to operate a tourism signing franchise for the province of Ontario, Canada. The Company has also recently acquired the existing logo sign franchises for the states of Kentucky and Nevada. As of October 31, 1996, the Company maintained over 18,000 logo sign structures containing over 51,000 logo advertising displays under these franchises. The Company has recently expanded into the transit advertising business through the operation of displays on bus shelters, benches and buses in eight of its primary markets.

The Company's strategy is to be the leading provider of outdoor advertising in each of the markets it serves, with an emphasis on markets with a media industry ranking based on population between 50 and 250. Important elements of this strategy are the Company's decentralized management structure and its focus on providing high quality local sales and service. In order to be more responsive to local market demands, the Company offers a full complement of outdoor advertising services coupled with local production facilities, management and account executives through its local offices. While maintaining its local focus, the Company seeks to expand it operations within existing and contiguous markets. The Company also pursues expansion opportunities, including acquisitions, in additional markets. In the logo sign business, the Company's strategy is to maintain its position as the largest operator of logo signs in the U.S. by expanding through the addition of state logo franchises as they are awarded and through possible acquisitions. The Company may also pursue expansion opportunities in transit and other out-of-home media which the Company believes will enable it to leverage its management skills and market position.

Management believes that operating in small to medium-sized markets provides the Company with certain advantages, including a diverse and reliable mix of local advertisers, geographic diversification and an ability to package inventory effectively. Local advertising constituted approximately 80% of the Company's outdoor advertising net revenues in fiscal 1996, which management believes is higher than the industry average.

MARKETS

As of October 31, 1996, the Company's 35 primary outdoor advertising markets were:

Mobile, Alabama                            Lake Charles, Louisiana
Montgomery, Alabama                        Monroe, Louisiana
Colorado Springs, Colorado                 Shreveport, Louisiana
Daytona Beach, Florida                     Gulfport, Mississippi
Fort Myers, Florida                        Jackson, Mississippi
Fort Walton, Florida                       Dayton, Ohio
Lakeland, Florida                          Clarksville, Tennessee
Panama City, Florida                       Knoxville, Tennessee
Pensacola, Florida                         Nashville, Tennessee
Tallahassee, Florida                       Beaumont, Texas
Albany, Georgia                            Brownsville, Texas
Augusta, Georgia                           Corpus Christi, Texas
Savannah, Georgia                          Laredo, Texas
Lexington, Kentucky                        Wichita Falls, Texas
Alexandria, Louisiana                      Richmond, Virginia
Baton Rouge, Louisiana                     Roanoke, Virginia
Houma, Louisiana                           Wheeling, West Virginia
Lafayette, Louisiana

In addition, the Company acquired outdoor advertising properties in Youngstown, Ohio and along interstate highways throughout the state of Pennsylvania through the acquisition of FKM Advertising Company, Inc. in November 1996 and additional properties in seven markets in the states of Florida, Georgia, North Carolina, South Carolina, Virginia and West Virginia through the acquisition of Outdoor East, L.P. in December 1996.

As of October 31, 1996, the Company operated the logo sign franchises for the following states:

Georgia                   Missouri                          South Carolina
Kansas                    Nebraska                          Tennessee
Michigan                  New Jersey                        Texas
Minnesota                 Ohio                              Utah
Mississippi               Oklahoma                          Virginia

Since October 31, 1996, the Company has been awarded the logo sign franchise for the state of Florida, acquired the logo sign franchises for the states of Kentucky and Nevada, and has been awarded the tourism signing franchise for the province of Ontario, Canada.

BUSINESS STRATEGY

Outdoor Advertising

The Company's overall business strategy is to be the leading provider of outdoor advertising in each of the markets it serves, with an emphasis on markets with a population ranking between 50 and 250. This strategy includes the following elements:

Operating Strategy

Small and Medium-Sized Market Focus. The Company's leading position in each of its primary outdoor advertising markets is a result of a successful operating strategy dedicated to growth and acquisitions primarily within the target range of markets having a population ranking between 50 and 250. Management believes that operating in these markets provides certain advantages, including the benefits of a diverse and reliable mix of local advertisers, geographic diversification and an ability to package inventory effectively.

High Quality Local Sales and Service. The Company identifies and closely monitors the needs of its customers and seeks to provide them with quality advertising products at a lower cost than competitive media. The Company believes it has a reputation for providing excellent customer service and quality outdoor advertising space and displays.

At October 31, 1996 the Company's 120-person sales force was supported by 35 full service offices. In each primary market, the Company has recruited and trained a skilled sales force, placing an emphasis on market research and use of artistic creativity. Each salesperson is compensated under a performance-based compensation system and supervised by a local sales manager executing a coordinated marketing plan. Art departments assist local customers in the development and production of creative, effective advertisements. The Company believes repeat sales are evidence that the Company delivers quality products and services.

Centralized Control/Decentralized Management. Management believes that, in its primary markets, the Company is the only full-service outdoor advertising company offering a full complement of outdoor advertising services coupling with local production facilities, management and account executives. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands.

The Company maintains centralized accounting and financial control over its local operations, but local managers are responsible for the day-to-day operations in each local market and are compensated according to that market's financial performance. Each local manager reports to one of five regional managers who in turn report to the Company's Chief Executive Officer. Management believes empowering local management and sales personnel to respond to market conditions has been a major factor in the Company's success.

Effective Inventory Management. The Company believes that the local presence of sales personnel contributes to the Company's ability to increase occupancy rates by attracting and servicing local customers. Additionally, a national sales office at corporate headquarters allows the Company to package inventory effectively to take advantage of national advertising campaigns in the Company's markets. The Company's inventory is managed by state-of-the-art mapping, charting and accounting software.

GROWTH STRATEGY

Internal Growth. Within its existing markets, the Company enhances revenue and cash flow growth by employing highly targeted local marketing efforts to improve display occupancy rates and by selectively increasing advertising rates. This strategy is facilitated through its local sales and service offices which allow management to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing structures and constructing new display faces in order to provide quality service to its current customers and to attract new advertisers.

Acquisitions. Aggressive internal growth is enhanced by focused acquisitions in small to medium-sized markets, resulting in increased operating efficiencies, greater geographic diversification and increased market penetration. The Company has demonstrated its ability to grow successfully through acquisitions, having completed over 80 acquisitions since 1983. In addition to acquiring positions in new markets, the Company purchases smaller outdoor advertising properties within existing or contiguous markets. Acquisitions offer opportunities for inter-market cross-selling and the opportunity to centralize and combine accounting and administrative functions, thereby achieving economies of scale.

The Company believes that there will be future opportunities for implementing the Company's acquisition strategy given the industry's fragmentation and current consolidation trends. Additionally, the small to medium sized markets which fit the Company's growth strategy offer a large number of potential acquisition opportunities.

Logo Signs

The Company entered the business of logo sign advertising in 1988. The Company is now the largest provider of logo sign services in the United States operating 18 of the 22 privatized state logo sign franchises awarded to date. The Company's strategy is to be the leading logo sign provider in the country. The Company was also selected to operate the tourism signing franchise for the province of Ontario, Canada in October 1996.

Adopting many of the decentralized operational strategies of the outdoor advertising division, the Company's logo sign division maintains contacts and local sales offices in each of the states in which it operates. Relationships with customers are developed and maintained at the state level; accounting, MIS and certain administrative functions are centralized at the Company's headquarters.

In competing for state-awarded logo sign franchises, the Company seeks to form strategic alliances with premier signing contractors in order to present to state highway departments the combined benefits of entities with substantial local presence and national resources. As the industry leader, the Company has gained significant operating experience and compiled a database of information it believes is unequaled in this industry. The Company shares its knowledge and database information with state highway departments initiating new logo sign programs, and believes this interaction provides significant advantages when seeking new logo sign franchises.

After securing a franchise, the Company generally contracts with an independent construction firm for the erection and maintenance of the logo sign structures in order to avoid the expense of staffing and maintaining a construction presence. The Company then processes orders for logo sign services through its corporate staff and a small sales force in the state.

The Company believes its market-leading position in the logo sign industry will continue to increase as additional states privatize their logo sign programs and recognize the track record and core competency of the Company in building and servicing logo sign programs. The Company plans to pursue additional logo sign franchises, through both new franchise awards and, possibly, the acquisition of other logo sign franchise operators. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government owned and operated programs to privately owned and operated programs. Furthermore, the Company plans to pursue tourism signing programs in Canada and is seeking to expand into other state-authorized signage programs, such as those involving directional signs providing tourist information.

Transit and Other

The Company has recently expanded into the transit advertising business through the operation of displays on bus shelters, benches and buses in eight of its primary markets. The Company plans to continue pursuing transit advertising opportunities that arise in its primary markets and to expand into other markets.

With the growth in wireless communication, particularly the build- out of personal communications services systems following the recent FCC allocation of radio spectrum, the Company is exploring ways to realize additional revenue by contracting with communications providers for use of the Company's billboard structures to attach transmission and reception devices. The Company has agreements with two of the largest potential wireless communication service providers regarding possible future use of its billboards.

COMPANY OPERATIONS

Outdoor Advertising

Sales and Service

The Company conducts its outdoor advertising operations through its 35 local offices. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands and provides greater incentives to employees. The Company's management policy is one of centralized accounting and financial control coupled with decentralized sales and production. Local managers in each of the Company's primary markets are responsible for the day-to-day operations of their outdoor office and are compensated according to the Company's financial performance in that market. Each local manager reports to one of five regional mangers who in turn report to the Company's Chief Executive Officer.

Inventory

The Company operates the following types of outdoor advertising displays:

Bulletins generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is either handpainted onto the panels at the Company's facilities in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or printed with computer-generated graphics on a single sheet of vinyl that is "wrapped" around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three- dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

Standardized posters are generally 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard.

Advertising copy for these posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Standardized posters are concentrated on major traffic arteries.

Junior posters usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as standardized posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target pedestrian traffic.

For the Company's fiscal year ended October 31, 1996, approximately 57% of the Company's outdoor advertising net revenues were derived from bulletin sales and 43% from poster sales. Over the same period, bulletin and poster occupancy averaged approximately 82% and 76%, respectively. The Company regularly donates unoccupied display space for use by charitable and civic organizations.

The physical structures are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See
Item 2.  - Properties.

Bulletin space is generally sold as individually selected displays which remain in one location, usually an interstate highway or other main road, for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called "showings," which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market.

Production

The Company's production staff in each of its primary markets performs the full range of activities required to create and install outdoor advertising in all of its markets. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies require less labor-intensive production work. In addition, increased use of vinyl and preprinted copy is also attracting more customers to the outdoor advertising medium. The Company believes that this trend over time will reduce operating expenses associated with production activities.

Categories of Business

The following table sets forth the top ten categories of business from which the Company derived its outdoor advertising revenues for fiscal 1996 and the respective percentages of such revenue. These business categories accounted for approximately 72% of the Company's total outdoor advertising net revenues in the fiscal year ended October 31, 1996. No one advertiser accounted for more than 3% of the Company's total outdoor advertising net revenues in that period.

                                     Percentage Net
Categories                        Advertising Revenues
----------                        --------------------
Restaurants                                13%
Retailers                                  11%
Tobacco products                           10%
Hotels and motels                           7%
Automotive                                  6%
Hospitals and medical care                  6%
Gaming                                      5%
Amusement - entertainment and sport         5%
Service                                     5%
Media                                       4%
                                           ---
         Total                             72%
                                           ===

Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressure and other factors. Because tobacco advertisers tend to occupy displays in highly desirable locations, the Company historically has been able to attract substitute advertising for space which has become unoccupied as a result of reduced tobacco product advertisements, and management believes that the Company will continue to be able to attract such substitute advertising should tobacco advertisers further reduce their spending in the future.

Logo Signs

The Company is the largest provider of logo sign services in the United States and operates over 18,000 logo sign structures containing over 51,000 logo advertising displays. As of October

31, 1996, the Company had been awarded exclusive franchises to erect and operate logo signs in the states of Florida, Georgia, Michigan, Mississippi, Nebraska, New Jersey, Ohio, Oklahoma, South Carolina, Texas, Utah, Virginia, through a 66.7% owned partnership in the state of Missouri and through a 95.0% owned partnership in the state of Minnesota. In addition, the Company has recently acquired the logo sign franchises in Tennessee, Kansas, Kentucky and Nevada. In addition, in October, 1996, the Company was also selected to operate the tourism signing franchise for the province of Ontario, Canada.

State logo sign franchises represent the exclusive contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from ten to twenty years, including renewal terms. The logos sign contracts generally provide for termination by the state prior to the end of the term of the franchise, in most cases with compensation to be paid to the Company. Typically, at the end of the term of the franchise, ownership of the structures is transferred to the state without compensation to the Company. None of the Company's logo sign franchises terminates in the next two years and only two are subject to renewal during that period. In one of those cases, the state authority has verbally agreed to the renewal of the term for five years. The Company expects to be able to complete effectively for retention of franchises when their terms expire.

The Company also designs and produces logo sign plates for customers throughout the country, including for use in states which have not yet privatized their logo sign programs.

Employees

The Company employed approximately    800 persons at October 31, 1996.  Of
these, 45 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of these, approximately 120 were direct sales and marketing personnel.

The Company has three local offices covered by collective bargaining agreements, consisting of painters, billposters and construction personnel. A union is organized in one other local office, but this union is currently operating without a collective bargaining agreement. The Company believes that its relations with its employees, including its 25 unionized employees, are good, and the Company has never experienced a strike or other labor dispute.

The Company believes its employee retention record evidences it good employee relations. The average tenure for the Company's employees is six years. The Company offers most employees a range of benefits including a profit sharing/401(k) plan and life, health and dental insurance.

COMPETITION

Outdoor Advertising

The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of out-of-home media, including advertising in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. Advertisers compare relative costs of available media and cost- per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the Outdoor Advertising Association of America there are approximately 1,000 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc., Eller Media, Inc. (formerly Patrick Media Group) and 3M National Advertising Co. (a division of Minnesota Mining and Manufacturing Company), each of which has a larger national network and greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

Logo Signs

The Company faces competition in obtaining new logo sign franchises and in bidding for renewals of expiring franchises. The Company faces competition from four other national providers of logo signs in seeking logo franchises. In addition, local companies within each of the states which solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period. The Company believes its operations model, which includes local sales offices, comprehensive databases of information and strategic alliances and its knowledge of the industry, should provide a competitive advantage in pursuing future franchises.

In marketing logo signs to advertisers, the Company competes with other forms of out-of-home advertising. The Company believes, however, that logo sign advertising offers an effective, low-cost directional advertising service, which makes it attractive to potential advertisers.

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the "HBA") regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires, as a condition to federal highway assistance, states to restrict billboards on such highways to commercial and industrial areas, and requires certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal at the owner's expense and without compensation of any illegal signs on such highways. The Company believes that the number of its billboards that may be subject to removal as illegal is immaterial. No state in which the Company operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, the Company has been able to obtain satisfactory compensation for any of its billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called "amortization", by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. The Company generally has been successful in negotiating settlements with applicable localities for billboards required to be removed. Restrictive regulations also limit the Company's ability to rebuild or replace nonconforming billboards.

In recent years, bills have been introduced in Congress that would affect billboard advertising of tobacco or alcohol products. No bills have become law except those requiring the familiar health hazard warnings appearing on cigarette packages and advertisements. It is uncertain whether such regulation will be enacted in the future, what such regulation might provide or what impact such regulation might have on the Company's business. Federal law generally prevents state or local restrictions on the content of billboard advertisements.

In August 1996, President Clinton signed an executive order adopting rules proposed by the U.S. Food and Drug Administration regulating the advertising of certain tobacco products. These rules, which will become effective on August 22, 1997, prohibit the placement of tobacco products advertising within 1,000 feet of playgrounds and primary and secondary schools and limit such advertising to a format consisting of black text on a white background.
Certain advertising industry and tobacco industry organizations have filed lawsuits challenging these regulations, seeking an Injunction to keep them from going into effect. In addition, some members of Congress have indicated that they may sponsor legislation to prevent the regulations from going into effect. If these regulations are not modified or nullified by legislative or judicial action, the Company's outdoor advertising revenues could be adversely affected.

To date, however, regulations in the Company's markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment can be managed, no assurance can be given that existing or future laws or regulations will not materially and adversely affect the Company.


ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The current executive officers of the Company are as follows:

                 Name                                  Age                 Title
                 ----                                  ---                 -----
        Kevin P. Reilly, Jr.  . . . . . . . . . . . .   42      Chairman, President and Chief Executive Officer

        Keith A. Istre  . . . . . . . . . . . . . . .   44      Chief Financial Officer and Treasurer

        Charles W. Lamar, III   . . . . . . . . . . .   48      General Counsel and Secretary

        Gerald H. Marchand  . . . . . . . . . . . . .   65      Vice President, Regional Manager of Baton Rouge Region

        T. Everett Stewart, Jr.   . . . . . . . . . .   42      President of Interstate Logos, Inc., a wholly-owned
                                                                subsidiary of the Company

        Robert E. Campbell  . . . . . . . . . . . . .   48      Vice President, Regional Manager of Central Region

        Phillip C. Durant   . . . . . . . . . . . . .   50      Vice President, Regional Manager of Eastern Region

        Myron A. LaBorde  . . . . . . . . . . . . . .   47      Vice President, Regional Manager of Florida Region

        Thomas F. Sirmon  . . . . . . . . . . . . . .   41      Vice President, Regional Manager of Mobile Region

        Robert B. Switzer   . . . . . . . . . . . . .   44      Vice President of Operations

         Each officer's term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified or until his or her earlier resignation or removal.

         Kevin P. Reilly, Jr. has served as the Company's President and Chief Executive Officer since February 1989 and as a director of the Company since February 1984. Mr. Reilly served as President of the Company's Outdoor Division from 1984 to 1989. Mr. Reilly, an employee of the Company since 1978, has also served as Assistant and General Manager of the Company's Baton Rouge Region and Vice President and General Manager of the Louisiana Region. Mr. Reilly received a B.A. from Harvard University in 1977.

         Keith A. Istre has been Chief Financial Officer of the Company since February 1989 and a director of the Company since February 1991. Mr. Istre joined the Company as Controller in 1978 and became Treasurer in 1985. Prior to joining the Company, Mr. Istre was employed by a public accounting firm in Baton Rouge from 1975 to 1978. Mr. Istre graduated from the University of Southwestern Louisiana in 1974 with a degree in accounting.

         Charles W. Lamar, III joined the Company in 1982 as General Counsel and has been a director of the Company since June 1973. Prior to joining the Company, Mr. Lamar maintained his own law practice and was employed by a law firm in Baton Rouge. Mr. Lamar received a B.A. in Philosophy from Harvard University in 1971, a M.A., in Economics from Tufts University in 1972 and a J.D. from Boston University in 1975.

         Gerald H. Marchand has been Regional Manager of the Baton Rouge Region, which encompasses operations in Louisiana, Mississippi and Texas, since 1988 and a director of the Company since 1978. He began his career with the Company in leasing and went on to become President of the Outdoor Division. He has served as General Manager of the Lake Charles and Mobile operations. Mr. Marchand received a Masters in Education from Louisiana State University in 1955.

         T. Everett Stewart, Jr. has been President of Interstate Logos, Inc. since 1988, and was named a director in 1996. He served as Regional Manager of the Company's Baton Rouge Region from 1984 to 1988. Previously, he served the Company as Sales Manager in Montgomery and General Manager of the Monroe and Alexandria operations. Before joining the Company in 1979, Mr. Stewart was employed by the Lieutenant Governor in the State of Alabama and by a United States Senator from the State of Alabama. Mr. Stewart received a B.S. in Finance from Auburn University in 1976.

         Robert E. Campbell has been Regional Manager of the Central Region, which encompasses operations in Alabama, Colorado, Kentucky, Ohio, Texas and Virginia, since 1983. Mr. Campbell served from 1972 to 1983 as Sales Manager of the Company's Mobile operation and as General Manager of the Company's Midland and Mobile operations. Mr. Campbell received a B.A. in Political Science and History from the University of South Alabama in 1971.

         Phillip C. Durant joined the Company in 1974 in Pensacola, Florida and is currently the Regional Manager of the Eastern Region, which encompasses operations in Tennessee and West Virginia. Previously he served as Sales Manager in Pensacola and General Manager of Monroe, Alexandria, Lake Charles and Lafayette, Louisiana and Nashville.

         Myron A. LaBorde joined the Company in 1972 as an account executive in Baton Rouge and is currently the Regional Manager of the Florida Region and General Manager of the Shreveport, Louisiana operation. Previously he served as General Manager of the Company's Lake Charles, Louisiana and Tallahassee, Florida operations. Mr. LaBorde received a degree in Marketing from the University of Southwestern Louisiana.

         Thomas F. Sirmon has served the Company as Regional Manager of the Mobile Region, which encompasses operations in Alabama, Florida and Georgia, since 1990. He began his career with the Company as an Account Executive in the Mobile operation in 1979. In 1981, he was appointed General Manager in Augusta; in 1984, General Manager in Nashville; and in 1988, General Manager in Mobile. Mr. Sirmon received a degree in Marketing from the University of South Alabama in 1978.

         Robert B. Switzer has been Vice President of the Company since 1984. In 1976, he joined the Company as Posting

Superintendent in Mobile and became Operations Manager in Pensacola. Since 1991, he has also served as General Manager of the Pensacola operation and, since 1993, as General Manager of the Fort Walton operation. Mr. Switzer received a B.S. in Zoology from the University of South Florida in 1975.

ITEM 2.   PROPERTIES

The Company's corporate headquarters is located in Baton Rouge, Louisiana. The Company owns 27 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space, and leases an additional 29 operating facilities at an aggregate lease expense in 1996 of approximately $820,000.

The Company owns approximately 450 parcels of property beneath outdoor structures. As of October 31, 1996, the Company had approximately 13,000 active outdoor site leases accounting for a total annual lease expense of $15.7 million. This amount represented 14.9% of total net outdoor advertising revenues for that period, which is consistent with the Company's historical lease expense experience. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

ITEM 3.   LEGAL PROCEEDINGS

The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. The Company is not a party to any lawsuit or proceedings which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Since August 2, 1996, the Company's Class A Common Stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol "LAMR." Prior to August 2, 1996, the day on which the Class A Common Stock was first publicly traded, there was no public market for the Class A Common Stock. As of January 20, 1997, there were 288 shareholders of record of the Class A Common Stock.

         The following table sets forth, for the period indicated, the high and low sale prices for the Class A Common Stock as reported by Nasdaq.

                                                 High              Low
                                                 ----              ---
Fiscal year ended October 31, 1996:
  Fourth Quarter (beginning August 2, 1996)      $42.50           20.13


         The Company's Class B Common Stock is not publicly traded and is held of record by one person.

         The Company does not anticipate paying dividends on either class of its common stock in the foreseeable future. The Company's Class A Preferred Stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated statement of operations and balance sheet data presented below are derived from the consolidated financial statements of the Company. The financial statements of the Company for each of the years in the three year period ended

October 31, 1996 were audited by KPMG Peat Marwick LLP, independent auditors, as indicated in their report included elsewhere herein. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

                                                                    Year Ended October 31,
                                                  ---------------------------------------------------------
Statement of Operations Data:                       1992          1993         1994       1995        1996
                                                  --------      --------      -------   --------   --------
Revenues:
 Net advertising revenues                         $ 60,760      $ 65,365      $83,627   $101,871   $119,900
 Other income                                        1,195         1,159          846        537        702
                                                  --------      --------      -------   --------   --------
    Total net revenues                              61,955        66,524       84,473    102,408    120,602
                                                  --------      --------      -------   --------   --------

Operating expenses:
 Direct advertising expenses                        22,783        23,830       28,959     34,386     41,184
 General and administrative expenses                18,225        19,504       24,239     27,057     29,466
 Depreciation and amortization                       8,881         8,924       11,352     14,090     15,549
                                                  --------      --------      -------    -------   --------
    Total operating expenses                        49,889        52,258       64,550     75,533     86,199
                                                  --------      --------      -------    -------   --------
Operating income                                    12,066        14,266       19,923     26,875     34,403
                                                  --------      --------      -------    -------   --------

Non-operating expense (income):
 Interest income                                       (96)         (218)        (194)      (199)      (240)
 Interest expense                                   10,454        11,502       13,599     15,783     15,441
 Loss (gain) on disposition of assets               (1,309)          729          675      2,328      1,012
 Other expense                                         392           576          616        655        242
                                                  --------      --------      -------    -------   --------
    Total non-operating expense                      9,441        12,589       14,696     18,567     16,455
                                                  --------      --------      -------    -------   --------
Earnings  before income taxes and
  extraordinary item                                 2,625         1,677        5,227      8,308     17,948
Income tax expense (benefit)(1)                        270           476       (2,072)    (2,390)     7,099
                                                  --------      --------      -------    -------   --------
Extraordinary loss on debt
  extinguishment, net of income tax
  benefit of $98                                         -        (1,854)           -          -          -
                                                  --------      --------      -------    -------   --------
Net earnings (loss)                                  2,355          (653)      7,299      10,698     10,849
Preferred stock dividends                                -             -            -          -       (365)
                                                  --------      --------      -------    -------   --------
Net earnings (loss) applicable to
  common stock                                       2,355          (653)       7,299     10,698     10,484
                                                  ========      ========      =======    =======   ========
Earnings per common share before
  extraordinary item (2)                          $    .07      $    .03      $   .21    $   .32   $    .38
                                                  ========      ========      =======    =======   ========
Net earnings (loss) per common share (2)          $    .07       $  (.02)     $   .21    $   .32   $    .38
                                                  ========      ========      =======    =======   ========
Other Data:
EBITDA (3)                                          20,947        23,190       31,275     40,965     49,952
EBITDA margin                                           34%           35%          37%        40%        41%

Cash flows from operating activities (5)            12,930        12,411       15,214     25,065     32,493
Cash flows from investing activities (5)            (7,273)      (10,064)     (53,569)   (17,817)   (48,124)
Cash flows from financing activities (5)            (6,734)        6,802       37,147    (9,378)     18,175

BALANCE SHEET DATA (4):

Cash and cash equivalents                               75         9,224        8,016      5,886      8,430
Working capital                                     (7,557)        7,274        1,691      1,737      1,540
Total assets                                        78,649        92,041      130,008    133,885    173,189
Total debt (including current
  maturities)                                      104,222       115,380      153,929    146,051    131,955
Total long-term obligations                        103,567       122,774      147,957    143,944    130,211
Stockholders' equity (deficit)                     (41,870)      (43,249)     (37,352)   (28,154)    19,041

1) The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995, resulting in the income tax expense shown for the twelve months ended October 31, 1996 compared to the income tax benefit for the same period in the prior year.

(2) After giving effect to the approximately 778.9 for 1 split of the Company's then-existing common stock and the recapitalization effected in August 1996.

(3) "EBITDA" is defined as operating income before deprecation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

(4) As of the end of the period.

(5) Cash flows from operating, investing, and financing activities are obtained from the Company's consolidated statements of cash flows prepared in accordance with generally accepted accounting principles.

ITEM 7.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three fiscal years ended October 31, 1996. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes. References herein to specific years refer to the Company's fiscal year ending on October 31 of such years.

The future operating results of the Company may differ materially from the results described below. Please refer to Exhibit 99.1 hereto for a discussion of certain factors which may affect the Company's future operating performance.

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

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business resulting from construction of additional outdoor advertising displays, general improvements in occupancy and operating efficiency and increases in advertising rates, (ii) acquisitions of outdoor advertising businesses and structures, the most significant of which was the Company's acquisition of the 50.6% interest that it did not already own in Lamar Holdings Corporation ("LHC") in 1994, and
(iii) the rapid expansion of the Company's logo sign business. The Company's net advertising revenues increased by $36.3 million, representing a compound annual growth rate of 19.8%, from $83.6 million for the fiscal year ended October 31, 1994 to $119.9 million for the fiscal year ended October 31, 1996. During the same period, EBITDA increased $18.7 million, representing a compound annual growth rate of 26.4%, from $31.3 million for the fiscal year ended October 31, 1994 to $50.0 million for the fiscal year ended October 31, 1996.

The Company plans to continue a strategy of expanding through both internal growth and acquisitions. As a result of acquisitions, principally the LHC acquisition, the operating performance of certain markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. All recent acquisitions have been accounted for using the purchase method of accounting and, consequently, operating results from acquired operations are included from the respective dates of those acquisitions.

During the fourth quarter of 1996, the Company acquired certain outdoor advertising properties for an aggregate cash cost of approximately $13 million and the logo sign franchises for the states of Kansas and Tennessee for a purchase price of $1.4 million. Subsequent to the end of the Company's fiscal year, the Company acquired FKM Advertising Company, Inc. and Outdoor East, L.P. for an aggregate cash purchase price of approximately $100 million. For the twelve months ending July 31, 1996, FKM and Outdoor East had $19.5 million in aggregate net outdoor advertising revenues. In addition, since the end of the Company's fiscal year the Company has also acquired the logo sign franchises for the states of Kentucky and Nevada for $3.8 million in cash and was awarded the logo sign franchises for Florida and the province of Ontario, Canada. The Company has also executed a letter of intent to acquire the assets of Headrick Outdoor, Inc. for a cash purchase price of approximately $75 million. The consummation of this acquisition is subject to certain conditions, including the negotiation of a definitive acquisition agreement, receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and completion of satisfactory due diligence. Until all of such conditions are met, there can be no assurance that the acquisition will be completed as contemplated.

As a result of this recent acquisition activity, the Company currently operates 30,000 outdoor advertising displays in 41 primary markets in 15 southeastern, midwestern and mid-Atlantic states as well as 61,000 logo advertising displays through exclusive franchises in 18 states and one province in Canada.

The Company has financed its recent acquisitions, and intends to finance future acquisition activity, from the proceeds of its public stock offering that was completed in November 1996, the proceeds of the Company's offering in November 1996 of Senior Subordinated Notes and borrowings under the Company's $225 million credit facility. See "Liquidity and Capital Resources".

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

The Company believes that in recent years outdoor advertising expenditures have increased more rapidly than total U.S. advertising expenditures, but there can be no assurance that this trend will continue or that in the future outdoor advertising will not grow more slowly than the advertising industry as a whole.

Manufacturers of tobacco products, primarily cigarettes, were historically major users of outdoor advertising displays. Due to societal and governmental pressures and other factors, in the early 1990's, leading tobacco manufacturers substantially reduced their domestic advertising expenditures. The Company's tobacco revenues, as a percentage of total net revenues, declined from 17% in fiscal 1991 to 10% in fiscal 1996. During this period, the Company has replaced the reduced tobacco advertising by diversifying its customer base and increasing sales to local advertisers.

Growth of the Company's business requires significant capital expenditures to finance internal growth, acquisitions and the up-front costs associated with new logo sign franchises. The Company expended $13.4 million on capital expenditures in fiscal 1994, $14.0 million in fiscal 1995 and $25.9 million in fiscal 1996. Of these amounts, $2.8 million, $1.6 million and $13.1 million, respectively, were attributable to the logo sign business.

In the fiscal years ended October 31, 1994 and 1995, the Company recognized an income tax benefit from a net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995. Therefore, the Company recognized income tax expense in fiscal 1996.

The following table presents certain items in the Consolidated Statements of Earnings as a percentage of net revenues for the years ended October 31, 1994, 1995 and 1996:

                                             Year Ended October 31
                                         ----------------------------
                                          1994       1995       1996
                                         ------     ------     ------
Net revenues                             100 .0%    100 .0%    100 .0%
Operating expenses
   Direct advertising expenses             34.3       33.6       34.1
   General & administrative expenses       28.7       26.4       24.4

EBITDA                                     37.0       40.0       41.4
Depreciation and amortization              13.4       13.8       12.9
Operating income                           23.6       26.2       28.5
Interest expense                           16.1       15.4       12.8
Other expense                              17.4       18.1       13.6
Net earnings                                8.6       10.4        9.0

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

Total revenues increased $18.2 million or 17.8% to $120.6 million for the twelve months ended October 31, 1996 from $102.4 million for the same period in 1995. This was predominately attributable to an increase in billboard net revenues of $11.6 million or 12.1%, principally due to increases in number of displays and advertising rates, with occupancy rates remaining relatively steady. Logo sign revenue increased $6.5 million, which represents a 100% increase over the prior fiscal year. This significant increase was due to the build-out of the following logo sign franchises awarded in 1995 and 1996:
Georgia, Minnesota, South Carolina, Virginia, New Jersey and Michigan. In addition, during this period the Company also acquired the Kansas and Tennessee franchises and was awarded the right to build-out and operate logo signs along additional highways in Texas, where it currently has the logo sign franchise.

Operating expenses, exclusive of depreciation and amortization, increased $9.2 million or 15.0% to $70.7 million for the twelve months ended October 31, 1996 from $61.4 million for the same period in 1995. This increase was the result of an increase in personnel costs, sign site rent, graphics expense, other costs related to the increase in revenue and additional operating expenses related to outdoor asset acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $1.5 million or 10.4% from $14.1 million for the twelve months ended October 31, 1995 to $15.5 million for the twelve months ended October 31, 1996. This increase in deprecation and amortization was generated by the assets purchased during fiscal years 1995 and 1996.

Because the Company's operating expenses declined as a percentage of net revenues to 71.5% for fiscal 1996 from 73.8% for fiscal 1995, operating income increased $7.5 million or 28% from $26.9 million for the twelve months ended October 31, 1995 to $34.4 million for the twelve months ended October 31, 1996.


Interest expense remained relatively constant for both periods as did total outstanding debt until August 1996, when proceeds from the Company's initial public equity offering (the "IPO") were used to retire approximately $43.8 million in outstanding bank debt.

Income tax expense for the twelve months ended October 31, 1996 increased $9.5 million over the same period in 1995. For the past several years the Company has had a substantial net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995.

As a result of the foregoing factors, net earnings remained relatively constant for the twelve months ended October 31, 1996 as compared to the same period in 1995.

YEAR ENDED OCTOBER 31, 1995 COMPARED TO YEAR ENDED OCTOBER 31, 1994

Net revenues increased $17.9 million or 21.2% to $102.4 million for the twelve months ended October 31, 1995 from $84.5 million for the same period in 1994. This increase was predominantly attributable to higher billboard net revenues, which rose $17.9 million or 23.0% during this period. The increase was principally attributable to increases in number of displays and advertising rates, with occupancy rates remaining relatively steady. Operations acquired subsequent to fiscal 1993 generated $9.1 million of this increase. This increase in outdoor advertising net revenues was partially offset by a decrease in management fees resulting from the LHC acquisition. Continued development of the logo sign business resulted in logo advertising revenue increasing $0.3 million or 5.5% for the twelve months ended October 31, 1995 as compared to the prior fiscal year.

Operating expenses, exclusive of depreciation and amortization, increased $8.2 million or 15.5% to $61.4 million for the twelve months ended October 31, 1995 from $53.2 million for the same period in 1994. The LHC operations acquired in May 1994 generated $5.5 million of this increase in operating expenses; the remaining $2.7 million increase was the result of increases in costs related to higher revenues generated by previously existing operations.

Depreciation and amortization expense increased $2.7 million or 24% from $11.4 million for the twelve months ended October 31, 1994 to $14.1 million for the twelve months ended October 31, 1995. This increase in depreciation and amortization was generated by the assets purchased during fiscal years 1994 and 1995.

Because the Company's operating expenses declined as a percentage of net revenues to 73.8% for fiscal 1995 from 76.4% for fiscal 1994, operating income increased $7.0 million or 34.9% from $19.9 million for the twelve months ended October 31, 1994 to $26.9 million for the twelve months ended October 31, 1995.

Interest expense increased $2.2 million or 16.1% to $15.8 million for the twelve months ended October 31, 1995 from $13.6 million for the same period in 1994. Approximately $1.8 million of the increase in interest expense reflected an additional $35.0 million in debt incurred in May 1994 to finance the LHC acquisitions. The remaining $0.4 million increase in interest expense was due to increased working capital borrowings throughout fiscal 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

In August 1996, the Company sold pursuant to the IPO 4,294,041 shares of its Class A Common Stock at a price of $16.00 per share. The net proceeds to the Company from the sale of the 4,294,041 shares were approximately $63.2 million after deducting expenses and underwriting discounts.

The Company used a portion of the net proceeds from the IPO to repay outstanding secured indebtedness under its bank facilities in the aggregate principal amount of approximately $43.8 million, consisting of (i) $37.8 million in term loans and (ii) $6.0 million in outstanding loans under a revolving credit facility. The Company used approximately $5.0 million of the net proceeds from the IPO to pay a portion of the contingent consideration payable to stockholders whose shares of common stock were repurchased by the Company in October 1995 and March 1996. The Company issued to such stockholders $20.0 million aggregate principal amount of ten-year subordinated notes as the balance of the contingent consideration. A portion of the remaining net proceeds were used to purchase certain outdoor advertising properties for an aggregate cash price of approximately $13.0 million.

In November and December of 1996, the Company engaged in several transactions which significantly changed its capital structure and positioned it to expand operations through acquisitions. These transactions were: (i) an equity offering of 2,530,000 shares of Class A common stock at $23 per share, (ii) a tender offer that retired approximately $98.5 million of the $100 million outstanding 11% Senior Secured Notes due 2003, (iii) an offering of $255 million of 9 5/8% Senior Subordinated Notes due 2006, and (iv) a new bank credit facility consisting of a committed $225 million revolving credit facility and a $75 million incremental facility funded at the discretion of the lenders. The new credit facility replaced the Company's previous bank credit facilities. Presently there are no loans outstanding under the new bank credit facility.

Net proceeds to the Company, after underwriting discounts, from the equity and Senior Subordinated Note offerings were $55.4 million and $248.0 million, respectively. These proceeds were used to extinguish outstanding bank debt of approximately $47.0 million, fund the tender offer for the Senior Secured Notes, purchase Outdoor East for $60.5 million and pay investment banking fees as well as other related costs of approximately $12.0 million related to the above transactions. The balance of approximately $85 million is available for future acquisitions and other corporate purposes.

The Company's net cash provided by operating activities increased to $25.1 million in fiscal 1995 due primarily to a $3.4 million increase in net earnings and the addition of non-cash items, including a $2.7 million increase in depreciation and amortization. Net cash used in investing activities decreased from $53.6 million in fiscal 1994 to $17.8 million in fiscal 1995 due primarily to a $37.6 million decrease in purchase of new markets attributable in fiscal year 1994 to the purchase of new markets in the LHC acquisition, that was offset by a $1.8 million increase in capital expenditures and purchases of intangibles. Net cash provided by financing activities decreased $46.5 million in fiscal 1995 due to a $44.5 million decrease in proceeds from issuance of long term debt compared to fiscal 1994.

The Company's net cash provided by operating activities increased to $32.5 million in fiscal 1996 due primarily to an increase in non-cash items of $5.8 million, which includes an increase in deferred tax expense of $5.6 million due to the extinguishment of the Company's net operating loss carryforward. There was also an increase in deferred income of $1.7 million, and an increase in accrued expenses of $1.2 million offset by an increase in receivables of $1.3 million. Net cash used in investing activities increased $30.3 million from $17.8 million in fiscal 1995 to $48.1 million in fiscal 1996. This increase was due to a $18.3 million increase in purchase of new markets and a $11.9 million increase in capital expenditures primarily due to the build-out of the Company's new logo sign franchises. Net cash provided by financing activities increased $27.6 million in fiscal 1996 due to a $63.1 million increase in proceeds from issuance of common stock, a $5 million increase in proceeds from issuance of long-term debt, primarily used to finance the new logo sign franchise build-out, offset by a $33.3 million increase in principal payments on long-term debt consisting primarily of the payout of loan obligations under the Company's previous bank credit facility, a $7.0 million increase in redemption of common stock due to the March 1996 stock redemption and additional consideration paid from the IPO proceeds to selling stockholders of the December 1995 and March 1996 redemptions, and a $0.2 million increase in dividends.

INFLATION

In the last three years, inflation has not had a significant impact on the Company.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences it strongest financial performance in the fourth fiscal quarter and its lowest revenues in the first fiscal quarter. The Company expects this trend to continue in the future. Because a significant portion of the Company's expenses are fixed, a reduction in revenues in any quarter is likely to result in a period to period decline in operating performance and net earnings.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which established a new accounting principle for accounting for the impairment of certain loans, certain investments in debt and equity securities, long-lived assets that will be held and used including certain identifiable intangibles and goodwill related to those assets and long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for fiscal years beginning after December 15, 1995. While the Company has not completed its evaluation of the impact that will result from adopting this statement, it does not believe that adoption of the statement will have a significant impact on the Company's financial position and results of operations.


ITEM 8.   FINANCIAL STATEMENTS

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheets as of October 31, 1995
   and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Statements of Earnings for the years
   ended October 31, 1994, 1995 and 1996  . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Equity
   (Deficit) for the years ended October 31, 1994,
   1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows for the years
   ended October 31, 1994, 1995 and 1996  . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . F-9

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company
Baton Rouge, Louisiana:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of October 31, 1995 and 1996, and the related consolidated statements of earnings, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of October 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1996, in conformity with generally accepted accounting principles.





                                        KPMG PEAT MARWICK LLP

New Orleans, Louisiana
January 20, 1997

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                           October 31, 1995 and 1996


            Assets                               1995       1996
            ------                            ---------   -------
Current assets:
   Cash and cash equivalents                  $   5,886     8,430
   Receivables:
    Trade accounts, less allowance for
      doubtful accounts of $551 in 1995
      and 1996                                   10,741    12,855
    Affiliates, related parties and employees       583       348
    Other                                           109       327
                                              ---------   -------

                                                 11,433    13,530

   Prepaid expenses                               1,247     1,973
   Other current assets                           1,266     1,544
                                              ---------   -------

          Total current assets                   19,832    25,477
                                              ---------   -------

Property, plant and equipment (note 3)          168,402   207,071
   Less accumulated depreciation and
    amortization                                (77,524)  (87,343)
                                              ---------   -------

                                                 90,878   119,728
                                              ---------   -------

Investment securities (note 1)                    1,250     4,414
Intangible assets (note 4)                       13,406    18,223
Receivables - noncurrent                            918       737
Deferred taxes (note 9)                           5,951     2,463
Other assets                                      1,650     2,147
                                              ---------   -------

          Total assets                        $ 133,885   173,189
                                              =========   =======


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued
                (In thousands, except share and per share data)


                                                   1995      1996
                                               ---------   -------
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Trade accounts payable                      $   2,435     3,263
   Current maturities of long-term debt
    (note 8)                                       3,479     3,815
   Accrued expenses (note 7)                       9,733    11,066
   Deferred income                                 2,448     5,793
                                               ---------   -------

          Total current liabilities               18,095    23,937

Long-term debt (note 8)                          142,572   128,140
Deferred income                                      749       811
Other liabilities                                    623     1,260
                                               ---------   -------

                                                 162,039   154,148
                                               ---------   -------

Stockholders' equity (deficit) (note 11):
   Class A preferred stock, par value $638,
    $63.80 cumulative, 10,000 shares authorized,
    5,719 shares issued and outstanding in 1996        -     3,649
   Class A common stock, par value $.001,
    50,000,000 shares authorized, 15,657,623
    and 15,004,340 shares issued and out-
    standing at 1995 and 1996, respectively           16        15
   Class B common stock, par value, $.001
    25,000,000 shares authorized, 16,897,379
    and 13,791,387 shares issued and out-
    standing at 1995 and 1996, respectively           17        14
   Additional paid-in capital                          -    38,060
   Accumulated deficit                           (28,187)  (24,681)
   Unrealized gain on investment securities            -     1,984
                                               ---------   -------

          Stockholders' equity (deficit)         (28,154)   19,041

Commitments and contingencies (notes 6 and 12)
                                               ---------   -------

          Total liabilities and stockholders'
            equity (deficit)                   $ 133,885   173,189
                                               =========   =======



        See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                (In thousands, except share and per share data)

                  Years ended October 31, 1994, 1995 and 1996


                                          1994       1995       1996
                                        --------    -------    -------
Revenues:
   Outdoor advertising, net             $ 83,627    101,871    119,900
   Other income                              846        537        702
                                        --------    -------    -------

                                          84,473    102,408    120,602
                                        --------    -------    -------

Operating expenses:
   Direct advertising expenses            28,959     34,386     41,184
   General and administrative expenses    24,239     27,057     29,466
   Depreciation and amortization          11,352     14,090     15,549
                                        --------    -------    -------

                                          64,550     75,533     86,199
                                        --------    -------    -------

      Operating income                    19,923     26,875     34,403
                                        --------    -------    -------

Other expense (income):
   Interest income                          (194)      (199)      (240)
   Interest expense                       13,599     15,783     15,441
   Loss on disposition of assets             675      2,328      1,012
   Other expenses                            616        655        242
                                        --------    -------    -------

                                          14,696     18,567     16,455
                                        --------    -------    -------

      Earnings before income taxes         5,227      8,308     17,948

Income tax expense (benefit) - (note 9)   (2,072)    (2,390)     7,099
                                        --------    -------    -------

      Net earnings                         7,299     10,698     10,849

Preferred stock dividends                    -          -         (365)
                                        --------    -------    -------

Net earnings applicable to common stock $  7,299     10,698     10,484
                                        ========    =======    =======

Net earnings per common share           $    .21        .32        .38
                                        ========    =======    =======



        See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)
                (In thousands, except share and per share data)

                  Years ended October 31, 1994, 1995 and 1996

                                                                                            Unrealized
                                      Class A   Class A    Class B   Additional              gain on
                                     preferred   common     common    paid-in   Accumulated investment
                                       stock     stock      stock     capital     deficit   securities   Total
                                     ---------  -------    -------   ---------  ----------- ----------  -------

Balance, October 31, 1993             $    --        18         17        131    (43,415)          --   (43,249)
     Redemption of 1,327,985
        shares of common stock             --        (1)        --       (131)      (771)          --      (903)
     Net earnings                          --        --         --         --      7,299           --     7,299
     Dividends ($.01 per share)            --        --         --         --       (499)          --      (499)
                                      -------   -------    -------    -------    -------      -------   -------

Balance, October 31, 1994                  --        17         17         --    (37,386)          --   (37,352)
     Redemption of 1,220,500
        shares of common stock             --        (1)        --         --       (999)          --    (1,000)
     Net earnings                          --        --         --         --     10,698           --    10,698
     Dividends ($.01 per share)            --        --         --         --       (500)          --      (500)
                                      -------   -------    -------    -------    -------      -------   -------

Balance, October 31, 1995                  --        16         17         --    (28,187)          --   (28,154)
     Conversion of 4,454,779
        shares of common stock to
        5,719.49 shares of
        preferred stock                 3,649        (2)        (2)        --     (3,645)          --        --
     Redemption of 3,618,203
        shares of common stock             --        (4)        --         --     (2,958)          --    (2,962)
     Issuance of 4,294,041 shares
        of common stock                    --         4         --     62,745         --           --    62,749
     Conversion of 510,150 shares
        of Class B common stock
        to Class A common stock            --         1         (1)        --         --           --        --
     Additional consideration for
        redemption of common stock         --        --         --    (25,000)        --           --   (25,000)
     Exercise of options                   --        --         --        315         --           --       315
     Unrealized gain on investment
        securities, net of deferred
        taxes of $1,180                    --        --         --         --         --        1,984     1,984
     Net earnings                          --        --         --         --     10,849           --    10,849
     Dividends ($.009 per common
        share and $15.95 per
        preferred share)                   --        --         --         --       (740)          --      (740)
                                      -------   -------    -------    -------    -------      -------   -------

Balance, October 31, 1996             $ 3,649        15         14     38,060    (24,681)       1,984    19,041
                                      =======   =======    =======    =======    =======      =======   =======

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                (In thousands, except share and per share data)

                  Years ended October 31, 1994, 1995 and 1996


                                             1994     1995      1996
                                           --------  -------   -------
                                                      (C)
Cash flows from operating activities:
   Net earnings                            $  7,299   10,698    10,849
   Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
      Depreciation and amortization          11,352   14,090    15,549
      Loss on disposition of assets             675    2,328     1,012
      Deferred taxes                         (2,650)  (3,301)    2,308
      Provision for doubtful accounts           508      502       580
      Changes in operating assets and
        liabilities:
          (Increase) decrease in:
            Receivables                      (1,391)  (1,344)   (2,677)
            Prepaid expenses                   (321)     (47)        9
            Other assets                     (1,640)    (418)     (594)
          Increase (decrease) in:
            Trade accounts payable              (69)   1,312       828
            Accrued expenses                  1,356       86     1,302
            Deferred income                    (113)     950     2,690
            Other liabilities                   208      209       637
                                           --------  -------   -------

          Net cash provided by
            operating activities             15,214   25,065    32,493
                                           --------  -------   -------

Cash flows from investing activities:
   Capital expenditures                     (13,357) (14,046)  (25,944)
   Purchase of new markets                  (40,482)  (2,885)  (21,200)
   Proceeds from sale of property and
    equipment                                   733      717       849
   Purchase of intangible assets               (463)  (1,603)   (1,829)
                                           --------  -------   -------

          Net cash used in investing
            activities                      (53,569) (17,817)  (48,124)
                                           --------  -------   -------

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued
                (In thousands, except share and per share data)


                                              1994      1995    1996
                                            --------   ------  -------
Cash flows from financing activities:
   Net proceeds from issuance of
    common stock                            $    -        -     63,064
   Proceeds from issuance of long-term
    debt                                      44,515      -      5,000
   Principal payments on long-term debt       (5,966)  (7,878) (41,187)
   Redemption of common stock                   (903)  (1,000)  (7,962)
   Dividends                                    (499)    (500)    (740)
                                            --------   ------   ------

          Net cash provided by (used
            in) financing activities          37,147   (9,378)  18,175
                                            --------   ------   ------

          Net increase (decrease) in
            cash and cash equivalents         (1,208)  (2,130)   2,544

          Cash and cash equivalents at
            beginning of year                  9,224    8,016    5,886
                                            --------   ------   ------

          Cash and cash equivalents
            at end of year                  $  8,016    5,886    8,430
                                            ========   ======   ======

Supplemental disclosures of cash flow
   information:
    Cash paid for interest                  $ 13,461   15,825   15,659
                                            ========   ======   ======

    Cash paid for income taxes              $    267    1,028    3,756
                                            ========   ======   ======


See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)

                        October 31, 1994, 1995 and 1996


(1)  Significant Accounting Policies

     (a)  Nature of Business

          Lamar Advertising Company ("LAC" or the "Company") is engaged in the outdoor advertising business operating approximately 24,000 outdoor advertising displays in 13 southeastern, midwestern and mid-Atlantic states. The Company's operating strategy is focused on small and medium sized markets with a population ranking between 50 and 250 in the United States.

          In addition, the Company operates its logo sign business in 15 states throughout the country. Logo signs are erected pursuant to state-awarded franchises on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Revenues of the logo sign business contributed approximately 7%, 6% and 10% of the Company's net revenues for the years ended October 31, 1994, 1995, and 1996 respectively.

     (b)  Principles of Consolidation

          The accompanying consolidated financial statements include Lamar Advertising Company, its wholly-owned subsidiaries, The Lamar Corporation ("TLC"), their majority-owned subsidiaries and Interstate Logos, Inc., a subsidiary of both LAC and TLC. All intercompany transactions and balances have been eliminated.

     (c)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

     (d)  Intangible Assets

          Debt issuance costs are deferred and amortized over the terms of the related credit facilities using the interest method. Other intangible assets are initially recorded at cost and amortized using the straight-line method over the assets' estimated useful lives, generally from 5 to 15 years.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


     (e)  Investment Securities

          Investment securities consist of the Company's investment in approximately 340,000 shares of common stock of Wireless One, Inc., a publicly-held company in the wireless cable business. The Chief Executive Officer of Wireless One, Inc. is a member of the Reilly family, who are the principal shareholders of the Company.

          The Wireless One, Inc. shares are classified as available-for-sale at October 31, 1996 and are carried at fair value with the unrealized gain, net of the related tax effect, reported as a separate component of stockholders' equity. The investment is carried at cost in the accompanying October 31, 1995 balance sheet due to restrictions which prohibit the sale of the stock by the Company until October 1997.

          The cost of the Wireless One, Inc. shares owned by the Company is $1,250, and the market value was $3,995 and $4,414 at October 31, 1995 and 1996, respectively. As of January 17, 1997, the aggregate market value was $1,742.

     (f)  Deferred Income

          Deferred income consists principally of advertising revenue received in advance and gains resulting from the sale of certain assets to related parties. Deferred advertising revenue is recognized in income as services are provided over the term of the contract. Deferred gains are recognized in income in the consolidated financial statements at the time the assets are sold to an unrelated party or otherwise disposed of.

     (g)  Revenue Recognition

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


     (h)  Income Taxes

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

     (i)  Earnings Per Share

          Earnings per common share are computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during each year (35,089,188 shares in 1994, 33,772,107 shares in 1995 and 27,562,564 shares in 1996). Weighted average shares in 1996 include the effect of 139,579 shares issuable upon exercise of stock options, calculated using the treasury stock method. Such amounts have been adjusted to reflect the approximate
          778.9 for 1 stock split and the recapitalization discussed in note
          11.

     (j)  Cash and Cash Equivalents

          The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

     (k)  Reclassification of Prior Year Amounts

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


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


     (l)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (m)  Stock Options

          The FASB issued SFAS No. 123, "Accounting for Stock Based Compensation," effective for fiscal years beginning after December 15, 1995. The new statement encourages, but does not require, companies to measure stock-based compensation cost using a fair value method, rather than the intrinsic value method prescribed by
          Accounting Principles Board (APB) Opinion No. 25.   Companies
          choosing to continue to measure stock-based compensation using the intrinsic value method must disclose on a pro forma basis net earnings and net earnings per share as if the fair value method was used. The Company intends to continue to apply the provisions of APB 25 with regard to financial statement recognition of the cost of stock-based compensation to employees, and accordingly, will not recognize compensation expense for stock option grants.

(2) Noncash Financing and Investing Activities

    A summary of significant noncash financing and investing activities follows:

                                              1994      1995      1996
                                              -----     -----    ------
        Noncash dispositions of assets        $ 445     3,788       -
        Noncash acquisitions of assets          -       4,341     2,104
        Noncash issuance of preferred
         stock in exchange for common stock     -         -       3,649
        Redemption of common stock for debt     -         -      20,000


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


(3) Property, Plant and Equipment

    Major categories of property, plant and equipment at October 31, 1995 and 1996 are as follows:

                                  Estimated
                                 life (years)    1995        1996
                                 ------------  ---------    -------
      Land                           -         $   7,826      8,595
      Building and improvements     10-32         15,553     17,169
      Advertising structures         15          131,071    166,230
      Automotive and other
        equipment                    3-7          13,952     15,077
                                               ---------    -------

                                               $ 168,402    207,071
                                               =========    =======

(4) Intangible Assets

    The following is a summary of intangible assets at October 31:

                                       Estimated
                                      life (years)    1995       1996
                                      ------------  --------    -------
        Debt issuance costs and fees     7-10       $  4,231      4,033
        Customer lists and
          unexpired contracts              7           7,103      8,252
        Non-compete agreements           7-15          1,036      2,146
        Other                            5-15          1,036      3,792
                                                    --------    -------

                                                    $ 13,406     18,223
                                                    ========    =======

        Cost                                          20,473     28,360
        Accumulated amortization                      (7,067)   (10,137)
                                                    --------    -------

          Net intangible assets                     $ 13,406     18,223
                                                    ========    =======

(5) Acquisitions

    Prior to May 1994, the Company owned 49.36% of the common stock of Lamar Holdings Corporation (LHC). LHC was founded in 1989 by TLC, members of its management and certain institutional investors to provide outdoor advertising services in markets other than those served by TLC.



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


    Effective May 1, 1994, LAC acquired substantially all of the assets and assumed certain liabilities of LHC for a purchase price of $43,500. The proceeds from the sale of its assets were used by LHC to repay existing debt and redeem all of its shareholders other than LAC. The acquisition has been accounted for as a purchase and accordingly, the purchase price attributable to shareholders other than LAC (50.64%) was allocated to the assets acquired based on their fair values. The results of operations of LHC have been included in LAC's consolidated financial statements from May 1, 1994.

    The following unaudited pro forma financial information presents the combined results of operations of LAC and LHC as if the acquisition had occurred as of the beginning of 1994 after giving effect to certain adjustments, including additional depreciation expense, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the companies constituted a single entity during such period.

                                                  Year ended
                                                  October 31,
                                                     1994
                                                  -----------
                                                  (unaudited)
        Revenues, net                             $  92,480
                                                  =========

        Net income                                $   6,265
                                                  =========

        Earnings per share                        $     .18
                                                  =========

    During the year ended October 31, 1996, the Company completed twelve acquisitions of outdoor advertising businesses, none of which were individually significant, for an aggregate purchase price of approximately $24,010. Each purchase was accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The Company recorded an aggregate of approximately $6,100 of intangible assets as a result of these acquisitions. Proforma net revenues, assuming these acquisitions had occurred on November 1, 1995, would have been approximately $123,000. The effect on net earnings and net earnings per share would not have been material.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


(6) Leases

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

        1997                                 $ 10,787
        1998                                    9,815
        1999                                    8,379
        2000                                    6,694
        2001                                    5,184

    Rental expense related to the Company's operating leases was $14,999, $17,053, and $19,387 for the years ended October 31, 1994, 1995 and 1996, respectively.

    The Company leases a portion of its corporate office building to tenants under operating leases. The following is a summary of property held for lease at October 31:

                                               1995         1996
                                              -------      ------
        Land                                  $    53          56
        Buildings                               1,892       2,004
        Less accumulated depreciation          (1,124)     (1,183)
                                              -------      ------

                                              $   821         877
                                              =======      ======

    Minimum future rental income for noncancelable leases in effect as of October 31, 1996 is as follows:

        Year ending October 31:
          1997                                                    $ 246
          1998                                                      155
          1999                                                      109
          2000                                                       84
          2001                                                       24


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


(7) Accrued Expenses

    The following is a summary of accrued expenses at October 31:

                                                 1995         1996
                                                -------      ------
        Payroll                                 $ 2,134       2,261
        Interest                                  5,400       5,182
        Insurance benefits                        1,457       1,510
        Income taxes                                355       1,748
        Other                                       387         365
                                                -------      ------

                                                $ 9,733      11,066
                                                =======      ======

(8) Long-term Debt

    Long-term debt consists of the following at October 31:

                                                1995         1996
                                              ---------     -------
        Senior Secured Notes                  $ 100,000     100,000

        Term loan payable to bank group          39,250         -

        Line of credit, payable to bank group       -         5,000

        8% unsecured subordinated notes,
          payable in monthly installments
          through 2006 of $166, plus
          interest                                  -        19,667

        8% Series A unsecured subordinated
          discount debentures, maturing
          through 2001 (11.5% effective yield)    2,706       2,309

        5% to 10% notes payable to banks and
          others with varying maturities
          secured by plant and equipment          3,713       3,327

        Other notes with various rates and
          terms                                     382       1,652
                                              ---------     -------

                                                146,051     131,955
        Less current maturities                  (3,479)     (3,815)
                                              ---------     -------

        Long term debt, excluding current
          maturities                          $ 142,572     128,140
                                              =========     =======


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


    Long term debt matures as follows:

        1997                                  $   3,815
        1998                                      3,598
        1999                                      3,521
        2000                                      7,888
        2001                                      2,791
        Later years                             110,342
                                              ---------

                                              $ 131,955
                                              =========

    The Senior Secured Notes (the "Notes")outstanding in the amount of $100,000 were issued in 1993, bear interest at 11%, payable semiannually, and are scheduled to mature in 2003. In conjunction with the issuance in November 1996 of the Company's 9-5/8% Senior Subordinated Notes in the aggregate principal amount of $255,000, the Company funded a tender offer for all of the Notes. As of January 17, 1997, approximately $98,500 of the Notes have been tendered to the Company. The Company will recognize a loss on the early extinguishment of this debt of approximately $9.2 million.

    In conjunction with the tender offer, the Company also obtained the consents of the holders of the Notes to eliminate certain restrictive covenants and modify others, to release the pledge of the stock of the Company and its subsidiaries securing the Notes and to release the guarantees of the Subsidiary Guarantors. The Notes rank senior in right of payment to all subordinated debt of the Company.

    The 9 5/8% Senior Subordinated Notes issued in November 1996 are due December 1, 2006, with interest payable semi-annually on June 1 and December 1, commencing June 1, 1997. The notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all Senior Indebtedness of the Company, and are senior to all existing and future subordinated indebtedness of the Company.

    The notes are redeemable at the Company's option at any time on or after December 1, 2001 at redemption prices specified by the indenture, and are required to be repurchased earlier in the event of a change of control of the Company. The indenture governing the Senior Subordinated Notes includes certain restrictive covenants which limit the Company's

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


    ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

    The term loan payable at October 31, 1995 was outstanding under a Bank Credit Agreement which previously provided for a term facility of up to $43,000 and a $50,000 working capital line of credit. A portion of the proceeds from the Company's initial public equity offering in August 1996 (the "IPO") were used to repay the term loan in full. In addition, in December 1995, the Company entered into a credit agreement with a bank which provided for a line of credit in the amount of $15 million to be used for the continued development of the Company's logo business. At October 31, 1996, the outstanding balance on this line was $5,000.

    In December 1996, the Company entered into a New Bank Credit Agreement with a syndicate of financial institutions which replaced the Company's existing bank credit facilities. The New Bank Credit Agreement provides the Company with a committed $225 million revolving credit facility and a $75 million incremental term facility funded at the discretion of the lenders. Availability of the line under the revolving facility will be reduced over a five year period from 1999 to 2003 and will bear interest at a variable rate of interest based upon an applicable margin over prime or the LIBOR rate. The term facility would amortize over six years beginning in 1999. The facilities are guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The New Credit Agreement contains various restrictive covenants which require that the Company meet certain minimum leverage and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital expenditures and dispositions of assets, and other restrictions.

    During 1996, the Company issued $20,000 of ten-year subordinated notes at the completion of the IPO as a portion of the additional consideration paid on account of stock redemptions occurring in October 1995 and March 1996. These notes bear interest at 8%.

(9) Income Taxes

    LAC files a consolidated federal income tax return which includes all of its qualifying subsidiaries.


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


    Income taxes for the years ended October 31, 1994, 1995 and 1996 consists of:

                                   Current    Deferred     Total
                                   -------    --------     ------
    Attributable to continuing
       operations:

       1994:
         U.S. Federal              $   165     (2,650)     (2,485)
         State and local               413        -           413
                                   -------     ------      ------

                                   $   578     (2,650)     (2,072)
                                   =======     ======      ======

       1995:
         U.S. Federal              $   290     (3,301)     (3,011)
         State and local               621        -           621
                                   -------     ------      ------

                                   $   911     (3,301)     (2,390)
                                   =======     ======      ======

       1996:
         U.S. Federal              $ 3,991      2,683       6,674
         State and local               800       (375)        425
                                   -------     ------      ------

                                     4,791      2,308       7,099

    Deferred tax attributable to
       unrealized gains on invest-
       ment securities in 1996,
       included in stockholders'
       equity
                                       -        1,180       1,180
                                   -------     ------      ------

                                   $ 4,791      3,488       8,279
                                   =======     ======      ======

    Income taxes attributable to continuing operations in 1994 and 1995 include adjustments to the beginning-of-the-year valuation allowance on the Company's deferred tax assets in the amounts of $3,882 and $5,939, respectively. The improved business conditions and resulting profitability resulted in a change in management's judgment regarding the realizability of the deferred tax assets.



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


    Income tax expense (benefit) attributable to continuing operations for 1994, 1995 and 1996, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:

                                               1994      1995     1996
                                              -------   ------    -----
       Computed "expected" tax expense        $ 1,777    2,825    6,102
       Increase (reduction) in income
         taxes resulting from:
           Change in beginning of the year
             balance of the valuation
             allowance for deferred tax
             assets                            (3,882)  (5,939)     -
           State and local income taxes,
             net of federal income tax
             benefit                              273      410      281
           Other differences, net                (240)     314      716
                                              -------   ------    -----

           Actual income tax expense
             (benefit)                        $(2,072)  (2,390)   7,099
                                              =======   ======    =====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1995 and 1996 are presented below:

                                                    1995         1996
                                                   -------      ------
       Deferred tax liabilities:
         Plant and equipment, principally due
           to differences in depreciation          $(4,656)     (4,002)
         Intangibles, due to differences in
           amortizable lives                          (594)        -
         Unrealized gains on investment
           securities                                  -        (1,180)
                                                   -------      ------

             Deferred tax liabilities              $(5,250)     (5,182)
                                                   -------      ------

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


                                                       1995      1996
                                                     --------    -----
       Deferred tax assets:
         Receivables, principally due to
           allowance for doubtful accounts
           and accounts written off                  $    193      205

         Plant and equipment, due to basis
           differences on acquisitions and
           costs capitalized for tax purposes           4,828    4,850

         Investment in affiliates and plant and
           equipment due to gains recognized
           for tax purposes and deferred for
           financial reporting purposes                 1,719      900

         Net operating loss carryforwards               2,262      -

         Investment tax credit carryforwards              929      -

         Minimum tax credit carryforwards                 -        849

         Other, net                                     1,270      841
                                                     --------    -----

           Deferred tax assets                         11,201    7,645
                                                     --------    -----

           Net deferred tax asset                    $  5,951    2,463
                                                     ========    =====

     The valuation allowance for deferred tax assets as of November 1, 1994 was $5,929.

(10) Other Related Party Transactions

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





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


    The Company receives income and incurs costs in transactions with related parties and affiliates. The following is a summary of such transactions for the years ended October 31:

                                           1994     1995    1996
                                           -----    ----    ----
       Revenues:
         Management fee income             $ 334      31      61
         Interest income                      59       8       6
         Production of logo plates           143     143      96

       Expenses:
         Interest expense                    308     296     494
         Rent expense                         71       -       -

    The Company was a party to a consulting agreement with Kevin P. Reilly, Sr., a shareholder and former Chairman of the Company which expired in January 1996. The agreement provided for annual consulting fees of $120, and an annual bonus of up to $100. The Company continued to pay the consulting fee on a month-to-month basis until July 1, 1996. Effective July 1, 1996, a subsidiary of the Company entered into a replacement consulting agreement with Reilly Consulting Company, LLC, of which Mr. Reilly, Sr. is the manager and, with his wife, are the sole members. The agreement has a ten year term and provides for annual consulting fees of $120. Consulting fees and bonuses paid under the above agreements during 1994, 1995 and 1996 were $180, $230 and $195, respectively.

    As of October 31, 1995 and 1996, debentures totaling $2,950 and $2,375, respectively, are owned by shareholders, directors and employees.

    During 1995 and 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding common stock (1,220,500 and 3,618,203 shares, respectively, after giving effect to the 778.9 for 1 split of such stock and recapitalization occurring after such repurchases) from certain of its existing stockholders for an aggregate purchase price of approximately $4 million. The terms of the October 1995 and March 1996 repurchases entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its common stock at a higher price within 24 months of the repurchase. In

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


     satisfaction of that obligation, upon completion of the IPO in August 1996, the Company paid the selling stockholders an aggregate of $5.0 million in cash and issued to them ten-year subordinated notes in the aggregate principal amount of $20,000. The notes bear interest at 8% (1% above the ten-year treasury note rate when issued) and are payable in monthly installments of $167, plus interest.

     On December 31, 1995, the Company issued 5,719.49 of its Class A Preferred Stock with an aggregate liquidation preference of $3.6 million to certain of its stockholders in exchange for 4,454,779 shares of its then outstanding common stock.

(11) Stockholders' Equity

     In August 1996, the Company completed the IPO of 4,294,041 shares of Class A Common Stock, $.001 par value per share, at an offering price of $16.00 per share. In conjunction with the IPO, the Company effected a recapitalization consisting of an approximately 778.9-for-1 stock split and an exchange of its then outstanding common stock for new Class A and Class B common stock. The rights of the new Class A and Class B common stock are equal in all respects, except holders of Class B common stock have ten votes per share and holders of Class A common stock have one vote per share. Class B common stock will convert automatically into Class A common stock upon the sale or transfer to persons other than permitted transferees. All share information has been adjusted to reflect the recapitalization.

     In connection with the IPO, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 2,000,000 shares of Class A Common Stock for awards under the 1996 Plan. Options granted under the 1996 plan generally become exercisable over a five year period and expire 10 years from the date of grant.



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


     The following is a summary of activity in the 1996 plan since its adoption in July 1996.

                                             Number of     Exercise
                                              shares         price
                                             ---------     --------
       Outstanding at October 31, 1995               -     $     -
         Shares granted                      1,181,500       16.00
         Shares exercised                       19,665       16.00
                                             ---------     -------

       Outstanding at October 31, 1996       1,161,835     $ 16.00
                                             =========     =======

       Exercisable at October 31, 1996         216,635     $ 16.00
                                             =========     =======

(12) Commitments and Other Contingencies

     The Company sponsors a partially self-insured group health insurance program. Coverage is available to all employees who work in excess of 30 hours per week. The Company is obligated to pay all claims under the program which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company has purchased third-party insurance coverage for claims in excess of this amount. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses including a provision for losses incurred but not reported, are included in accrued expenses in the accompanying consolidated financial statements. The Company maintains a $1,000 letter of credit with a bank to meet requirements of the Company's workers' compensation insurance carrier. The Company also maintains a $375 letter of credit with an insurance company to partially collateralize a surety bond for a logo company.

     The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. The Company contributed $230, $512, and $564 for the years ended October 31, 1994, 1995, and 1996, respectively.


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                (In thousands, except share and per share data)


     In 1993, LAC established a Deferred Compensation Plan (the "Plan") for the benefit of certain of its senior management who meet specified age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. LAC's contributions to the Plan are maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of LAC. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $151, $210, and $182 to the Plan during 1994, 1995 and 1996, respectively. Contributions to the Plan are discretionary and are determined by the Board of Directors.

     The Company is the subject of litigation arising during the normal course of business. In the opinion of management and general counsel of the Company, those claims will not have a material impact on the financial position, results of operations or liquidity of the Company.

(13) Subsequent Events

     On November 1, 1996, the Company purchased all of the stock of FKM Advertising Co., Inc. for a cash purchase price of approximately $40,000 and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total purchase price of approximately $60,500 in cash. The acquisitions will be accounted for under the purchase method of accounting.

     On November 27, 1996, the Company issued 2,530,000 shares of Class A common stock, $.001 per share par value, at an offering price of $23.00 per share.

(14) Summarized Financial Information of Subsidiaries

     Except as set forth below, separate financial statements of each of the Company's direct or indirect subsidiaries that have guaranteed the Company's obligations under its 9 5/8% Senior Subordinated Notes due 2006 (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

     Summarized financial information for Minnesota Logos, a Partnership, a 95% owned subsidiary of the Company and the only Guarantor which is not wholly-owned by the Company, is set forth below:

                              1994               1995            1996
                              ----               ----            ----

     Current assets             -                   8              53
     Total assets               -               1,347           1,939
     Current liabilities        -               1,173           1,502
     Total liabilities          -               1,343           1,766
     Venturers' equity          -                   4             173
     Revenues                   -                 125             867
     Net Income                 -                   4             169

     In addition, summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                              1994               1995            1996
                              ----               ----            ----
     Current assets             77                 58             242
     Total assets              127                 72             292
     Current liabilities         9                  5               -
     Total liabilities          18                  5             225
     Venturers' equity         109                 67              67
     Revenues                  745                804             931
     Net Income                471                540             545

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part II, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 11.      EXECUTIVE COMPENSATION

       The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders: "Election of Directors - Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

       The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1997 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(A)    1.     FINANCIAL STATEMENTS

       The financial statements are listed under Part II, Item 8 of this Report.

       2.     FINANCIAL STATEMENT SCHEDULES

       The financial statement schedules are listed under Part II, Item 8 of this Report.

       3.     EXHIBITS

       The exhibits are listed below under Part IV, Item 14(C) of this Report.

(B)    REPORTS ON FORM 8-K

       Reports on Form 8-K were filed with the Commission during the fourth quarter of fiscal 1996 to report the following items as of the dates indicated:

       o The Company filed on October 25, 1996 a report on Form 8-K reporting under Item 5 the commencement of a tender offer for all of its $100 million outstanding 11% Senior Secured Notes due May 15, 2003, together with a consent solicitation to effect amendments to the indenture under which such Notes were issued.

C)     EXHIBITS

                               INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibits

3.1        Amended and Restated Certificate of Incorporation of the Company.
           Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

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

4.3        Subsidiary Guarantees dated May 19, 1993.  Previously filed as
           Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4 Indenture dated May 15, 1993. Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5 First Supplemental Indenture dated July 30, 1996. Previously filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.6 Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996. Previously filed as
           Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 15, 1996 (File No. 0-20833), and incorporated herein by reference.

4.7 Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's Senior Secured Notes. Filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 15, 1996 (File No. 0-20833), and incorporated herein by reference.

4.8        Pledge Agreement dated May 19, 1993.  Previously filed as Exhibit
           4.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.9 Amendment to Pledge Agreement dated July 30, 1996. Previously filed as Exhibit 4.7 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.10 Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.11 Form of Indenture dated as of November 15, 1996 relating to the Company's Senior Subordinated Notes. Previously filed as Exhibit
           4.11 to the Company's Registration Statement on Form S-3 (File No.333-14789), and incorporated herein by reference.

4.12 Form of Senior Subordinated Note. Previously filed as Exhibit 4.12 to the Company's Registration Statement on Form S-3 (File No.333-14789), and incorporated herein by reference.

10.1 Bank Credit Agreement between the Registrant and The Chase Manhattan Bank (National Association) dated May 19, 1993. Previously filed as
           Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33- 59624), and incorporated herein by reference.

10.2 Consulting Agreement dated July 1, 1996 between the Lamar Texas Limited partnership and the Reilly Consulting Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager. Previously filed as
           Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.3 Indenture dated as of September 24, 1986 relating to the Company's 8% Unsecured Subordinated Debentures. Previously filed as Exhibit
           10.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

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

10.9 Fifth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October 15, 1994. Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.10 Sixth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated July 12, 1996. Previously filed as
           Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.11 Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan dated October 3, 1993. Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.12 Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association) dated December 22, 1995. Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.13      Amendment No. 1 to Bank Credit Agreement between the

           Company and the Chase Manhattan Bank (National Association) dated July 12, 1996. Previously filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.14 1996 Equity Incentive Plan. Previously filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.15 Seventh Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October 31, 1996. Previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-3 (File No.333-14789), and incorporated herein by reference.

10.16 Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor East L.P. Previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-3 (File No.333-14677), and incorporated herein by reference.

10.17 Stock Purchase Agreement, dated as of September 25, 1996, between the Registrant and the shareholders of FKM Advertising, Inc. To be
           filed by Amendment.    Previously filed as Exhibit 10.17 to the
           Company's Registration Statement on Form S-3 (File No.333-14677), and incorporated herein by reference.

10.18 Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association) dated December 18, 1996. Filed herewith.

21.1       Subsidiaries of the Company.  Filed herewith.

23.1 Consent of KPMG Peat Marwick LLP, independent accountants of the Company. Filed herewith.

27.1       Financial Data Schedule.  Filed herewith.

99.1 Important Factors Regarding Forward-Looking Statements. Filed herewith.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LAMAR ADVERTISING COMPANY
                                  (Registrant)

                                  /S/Kevin P. Reilly, Jr.
                                  ----------------------------------------------
                                  Kevin P. Reilly, Jr.
                                  President and Chief Executive
                                  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   1/27/97                        /S/Kevin P. Reilly, Jr.
---------------------             ----------------------------------------------
Date                              Kevin P. Reilly, Jr.
                                  Chief Executive Officer and
                                  Director


   1/27/97                        /S/Keith A. Istre
---------------------             ----------------------------------------------
Date                              Keith A. Istre
                                  Chief Financial and Accounting
                                  Officer, and Director

   1/27/97                        /S/Dudley W. Coates
---------------------             ----------------------------------------------
Date                              Dudley W. Coates
                                  Director


   1/27/97                        /S/Charles W. Lamar, III
---------------------             ----------------------------------------------
Date                              Charles W. Lamar, III
                                  Director


   1/27/97                        /S/Gerald H. Marchand
---------------------             ----------------------------------------------
Date                              Gerald H. Marchand
                                  Director


   1/27/97                        /S/Jack S. Rome
---------------------             ----------------------------------------------
Date                              Jack S. Rome
                                  Director


   1/27/97                        /S/William R. Schmidt
---------------------             ----------------------------------------------
Date                              William R. Schmidt
                                  Director


   1/27/97                        /S/T. Everett Stewart
---------------------             ----------------------------------------------
Date                              T. Everett Stewart
                                  Director

                               INDEX TO EXHIBITS

Exhibit Number                    Description of Exhibits
--------------                    -----------------------
3.1        Amended and Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.1 to the Company's
           Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

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

4.3        Subsidiary Guarantees dated May 19, 1993.  Previously filed as Exhibit 4.2 to the Company's Registration
           Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4        Indenture dated May 15, 1993.  Previously filed as Exhibit 4.3 to the Company's Registration Statement on
           Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5        First Supplemental Indenture dated July 30, 1996. Previously filed as Exhibit 4.5 to the Company's
           Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.6        Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8,
           1996.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 15, 1996
           (File No. 0-20833), and incorporated herein by reference.

4.7        Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's Senior Secured Notes.  Filed as Exhibit 4.2 to the Company's
           Current Report on Form 8-K filed on November 15, 1996 (File No. 0-20833), and incorporated herein by reference.

4.8        Pledge Agreement dated May 19, 1993.  Previously filed as Exhibit 4.4 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.9        Amendment to Pledge Agreement dated July 30, 1996.  Previously filed as Exhibit 4.7 to the Company's
           Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.10       Form of Subordinated Note.  Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form
           S-1 (File No. 333-05479), and incorporated herein by reference.

4.11       Form of Indenture dated as of November 15, 1996 relating to the Company's Senior Subordinated Notes.
           Previously filed as Exhibit 4.11 to the Company's Registration Statement on Form S-3  (File No.333-14789),
           and incorporated herein by reference.

4.12       Form of Senior Subordinated Note.  Previously filed as Exhibit 4.12 to the Company's Registration Statement
           on Form S-3  (File No.333-14789), and incorporated herein by reference.

10.1       Bank Credit Agreement between the Registrant and The Chase Manhattan Bank (National Association) dated May
           19, 1993.  Previously filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 33-
           59624), and incorporated herein by reference.

10.2       Consulting Agreement dated July 1, 1996 between the Lamar Texas Limited partnership and the Reilly Consulting
           Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager.  Previously filed as Exhibit 10.2 to the
           Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.3       Indenture dated as of September 24, 1986 relating to the Company's 8% Unsecured Subordinated Debentures.
           Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 33-59624), and
           incorporated herein by reference.

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

10.9       Fifth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated October
           15, 1994.  Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.10      Sixth Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated July 12,
           1996.  Previously filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.11      Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan dated October
           3, 1993.  Previously filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.12      Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association) dated December
           22, 1995.  Previously filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.13      Amendment No. 1 to Bank Credit Agreement between the

           Company and the Chase Manhattan Bank (National Association) dated July 12, 1996.  Previously filed as Exhibit
           10.13 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.14      1996 Equity Incentive Plan.  Previously filed as Exhibit 10.14 to the Company's Registration Statement on
           Form S-1 (File No. 333-05479), and incorporated herein by reference.

10.15      Seventh Amendment to the Bank Credit Agreement between the Company and the Chase Manhattan Bank, dated
           October 31, 1996.  Previously filed as Exhibit 10.15 to the Company's Registration Statement on Form S-3
           (File No.333-14789), and incorporated herein by reference.

10.16      Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor East L.P.
           Previously filed as Exhibit 10.16 to the Company's Registration Statement on Form S-3  (File No.333-14677),
           and incorporated herein by reference.

10.17      Stock Purchase Agreement, dated as of September 25, 1996, between the Registrant and the shareholders of FKM
           Advertising, Inc.  To be filed by Amendment.    Previously filed as Exhibit 10.17 to the Company's
           Registration Statement on Form S-3  (File No.333-14677), and incorporated herein by reference.

10.18      Bank Credit Agreement between the Company and the Chase Manhattan Bank (National Association) dated December
           18, 1996. Filed herewith.

21.1       Subsidiaries of the Company.  Filed herewith.

23.1       Consent of KPMG Peat Marwick LLP, independent accountants of the Company.  Filed herewith.

27.1       Financial Data Schedule.  Filed herewith.

99.1       Important Factors Regarding Forward-Looking Statements.  Filed herewith.