Form 10-QT
period 1996-12-31
LAMAR ADVERTISING CO
filed 1997-02-14
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[   ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended

or

[ X ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from November 1, 1996 to December 31, 1996
                               ----------------    -----------------

Commission file number 0-20833

                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                72-1205791
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)

5551 Corporate Blvd.,
Baton Rouge, LA                                                    70808
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

                         Yes    X            No
                              ------             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                       Outstanding as of
               Class                   February 10, 1997
          ---------------             --------------------
Class A Common Stock,$ .001 par value        17,612,690
Class B Common Stock,$ .001 par value        13,716,387

                                    CONTENTS

                                                             Page
                                                             ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         October 31, 1996 and December 31, 1996                     1 - 2

         Condensed Consolidated Statements of Earnings (Loss)
         for the three months ended January 31, 1996
         and the two months ended December 31, 1996                   3

         Condensed Consolidated Statements of Cash Flows
         for the three months ended January 31, 1996
         and the two months ended December 31, 1996                 4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                                 6 - 9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             10 - 12


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  Exhibits and Reports on Form 8-K                            13

         Signatures                                                  13

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                     October 31,       December 31,
                                         1996              1996
                                         ----              ----
ASSETS
------
Cash and cash equivalents              $  8,430            81,007
Receivables
  Trade accounts                         12,855            18,949
  Affiliates, related parties
    and employees                           348               558
  Other                                     327               141
                                       --------           -------
    Net receivables                      13,530            19,648

Prepaid expenses                          1,973             2,989
Other current assets                      1,544             1,655
                                       --------           -------
  Total current assets                   25,477           105,299
                                       --------           -------

Property, plant and equipment           207,071           260,325
  Less accumulated depreciation
    and amortization                    (87,343)          (89,595)
                                       --------           -------
    Net property, plant and equipment   119,728           170,730
                                       --------           -------

Investment securities                     4,414             2,250
Intangible assets                        18,223            79,849
Deferred taxes                            2,463             6,862
Other assets                              2,884             3,166
                                       --------           -------
                                        173,189           368,156
                                       ========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                  3,263             4,279
  Accrued expenses                       11,066             7,900
  Current maturities of long-term
    debt                                  3,815             4,088
  Deferred income                         5,793             6,484
                                       --------           -------
      Total current liabilities          23,937            22,751
                                       --------           -------

Long-term debt                          128,140           279,260
Deferred income                             811               847
Other liabilities                         1,260             1,535
                                       --------           -------
      Total liabilities                 154,148           304,393
                                       ========           =======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                      October 31,  December 31,
                                          1996         1996
                                          ----         ----
STOCKHOLDERS' EQUITY
--------------------

Class A preferred stock, par
  value $638, $63.80 cumulative,
  authorized 10,000 shares; 5,719.49
  shares issued and outstanding,           3,649      3,649

Class A common stock, $.001 par value.
 Authorized 50,000,000 shares;
 issued and outstanding 15,004,340
 shares and 17,611,240 shares
 at October 31, 1996 and December
 31, 1996, respectively                       15         17

Class B common stock, $.001 par value.
 Authorized 25,000,000 shares;
 issued and outstanding 13,791,387
 shares and 13,716,387 shares at
 October 31, 1996 and December 31, 1996,
 respectively                                 14         14

Additional paid in capital                38,060     92,258

Accumulated deficit                     ( 24,681)  ( 32,796)

Unrealized gain on investment
  securities net of deferred tax
  benefit                                  1,984        621
                                       ---------    -------
  Stockholders' Equity                    19,041     63,763
                                       ---------    -------



  Total liabilities and
    stockholders' equity               $ 173,189    368,156
                                        ========    =======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                    Three Months        Two Months
                                Ended January 31,   Ended December 31,
                                -----------------   ------------------
                                       1996               1996
                                       ----               ----
Revenues
--------
  Outdoor advertising, net           $27,423           $ 23,212
  Other income                           189                 50
                                     -------            -------
                                      27,612             23,262
                                     -------            -------
Operating expenses
------------------
  Direct advertising
     expenses                         10,844              7,975
  General and administrative
     expenses                          7,691              5,034
  Depreciation and amortization        3,387              3,928
                                     -------            -------
                                      21,922             16,937
                                     -------            -------

    Operating income                   5,690              6,325
                                     -------            -------

Other expense (income):
  Interest income                   (     53)          (    243)
  Interest expense                     3,827              3,803
  Loss on disposition
    of assets                             88                 76
  Other expenses                         152                 30
                                     -------            -------
                                       4,014              3,666
                                     -------            -------
Earnings before income taxes
  and extraordinary item               1,676              2,659

Income tax expense                       675              1,199
                                     -------            -------

Earnings before extraordinary item     1,001              1,460

Extraordinary item-Loss on debt
  extinguishment net of
  income tax benefit of $5,660      (   -   )             9,514
                                     -------            -------

Net earnings (loss)                    1,001            ( 8,054)

Preferred stock dividends                 91                 61
                                     -------            -------

Net earnings(loss) applicable to
  common stock                      $    910          $( 8,115)
                                    ========            ======

Earnings before extraordinary
  item per common share             $    .03          $    .05
                                    ========            ======

Net earnings (loss) per common
  share                             $    .03           ($  .27)
                                    ========            ======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                           Three Months Ended      Two Months Ended
                                            January 31, 1996       December 31,1996
                                            ----------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

Net earnings (loss)                              $ 1,001                ( 8,054)
Adjustments to reconcile net earnings (loss)
  to net cash used by operating activities:
    Depreciation and amortization                  3,387                  3,928
    Loss on disposition of assets                     88                     76
    Non-cash loss on debt extinguishment            -                     3,858
    Deferred tax expense (benefit)                   586                ( 4,605)
    Provision for doubtful accounts                  302                    256
Changes in operating assets and
  liabilities:
      Increase in receivables                   (  2,472)              (  4,486)
      (Increase) decrease in prepaid
        expenses                                      96               (     28)
      Increase in other assets                  (  1,881)              (    180)
      Increase (decrease)in trade accounts
        payable                                 (    257)                   249
      Decrease in accrued expenses              (  5,020)              (  3,121)
      Increase in other liabilities                   75                     18
      Increase (decrease)in deferred income          756               (     38)
                                                 -------                -------
        Net cash used by operating
          activities                            (  3,339)              ( 12,127)
                                                 =======                =======

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Increase in notes receivable                        -                  (     38)
Acquisitions of new markets                     (  5,452)              (104,426)
Capital expenditures                            (  5,029)              (  4,877)
Proceeds from disposition of assets                   81                    225
Purchase of intangible assets                   (    653)              (  4,320)
                                                 -------                -------
      Net cash used in investing
        activities                              ($11,053)              (113,436)
                                                 =======                =======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                      Three Months Ended            Two Months Ended
                                        January 31, 1996            December 31, 1996
                                      -------------------           -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Net proceeds from issuance of long-
 term debt                                $   -                       247,813
Net proceeds from issuance of common
 stock                                        -                        54,927
Principal payments on long-term debt      (  1,978)                 ( 104,600)
Proceeds from issuance of notes
  payable to banks                          12,500                       -
Dividends                                 (    216)                      -
                                           -------                    -------
      Net cash provided by financing
        activities                          10,306                    198,140
                                           -------                    -------

Net increase(decrease)in cash and
 cash equivalents                         (  4,086)                    72,577

Cash and cash equivalents at beginning
  of period                                  5,886                      8,430
                                           -------                     ------
Cash and cash equivalents at end of
  period                                  $  1,800                     81,007
                                          ========                    =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

Cash paid for interest                    $  6,735                    $ 6,573
                                          ========                    =======

Cash paid for state and
  federal income taxes                    $    305                    $    15
                                          ========                    =======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)





1.  SIGNIFICANT ACCOUNTING POLICIES

     The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report on form 10-K.

         Certain amounts in the prior years consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

         On December 17, 1996, the Board of Directors of the Company voted to change the Company's fiscal year such that the Company's fiscal year shall end on December 31 of each year. The Company's last fiscal year ended on October 31, 1996. The two-month period from November 1, 1996 to December 31, 1996 will be treated as a transition period that will not be a part of fiscal year 1996 or calendar year 1997. In light of the Company's public offering in fiscal 1996 this year end change was recommended to conform to predominant year ends within the industry.

         Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period (31,005,536 shares for three months ending January 31, 1996 and 30,347,189 for two months ended December 31, 1996).

2.       Long-Term Debt

In November 1996, the Company commenced a tender offer for all of its 11% Senior Secured Notes that were issued in 1993 in the principal amount of $100,000. As of December 31 1996, approximately $98,500 of the notes have been tendered to the Company and retired. As a result of this tender offer and the extinguishment of other credit facilities, the Company incurred a loss on debt extinguishment of approximately $9,500 net of income tax benefit of $5,700.

                        LAMAR ADVERTISING COMPANY AND
                                 SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  STATEMENTS (IN THOUSANDS, EXCEPT FOR SHARE
                             AND PER SHARE DATA)




Also in November 1996, the Company issued $255,000, 9 5/8% Senior Subordinated Notes due December 1, 2006, with interest payable semi-annually on June 1 and December 1, commencing June 1, 1997. The notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company.

The notes are redeemable at the Company's option at any time on or after December 31, 2001 at redemption prices specified by the indenture, and are required to be repurchased earlier in the event of a change of control of the Company. The indenture governing the Senior Subordinated Notes includes certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

In December 1996, the Company entered into a New Bank Credit Agreement with a syndicate of financial institutions which replaced the Company's existing bank credit facilities. The New Bank Credit Agreement provides the Company with a committed $225,000 million revolving credit facility and a $75,000 incremental term facility, funded at the discretion of the lenders. Availability of the line under the revolving facility will be reduced over a five year period from 1999 to 2003 and will bear interest at a variable rate of interest based upon an applicable margin over prime or the LIBOR rate. The term loan would amortize over six years beginning in 1999. The facilities are guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The New Bank Credit Agreement contains various restrictive covenants which require that the Company meet certain minimum leverage and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital expenditures and dispositions of assets, and
other restrictions.    As of December 31, 1996, there were no balances
outstanding on either facility.

3.       Acquisitions

Effective November 1, 1996, the Company purchased all of the stock of FKM Advertising Co., Inc. for a purchase price of approximately $40,000 and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total purchase price of approximately $60,500. The

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)





acquisitions were accounted for under the purchase method of accounting. The following is a summary of the assets acquired and liabilities assumed in these transactions:

Current assets                                      2,100
Property, plant, and equipment                     47,943
Intangibles                                        52,437
Current liabilities                                   252
Long-term liabilities                               1,728

Summarized below is the unaudited pro forma information for the three months ended January 31, 1996 and the two months ended December 31, 1996 as if these transactions had been consummated as of November 1, 1995. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                     Three months Ended      Two Months Ended
                                                     January 31, 1996       December 31, 1996
                                                     ----------------       -----------------
Revenues                                                 $31,893                 $24,411
Earnings (loss) before
    extraordinary item                                   (   732)                  1,434
Net loss applicable to
    common stock                                         (   823)                ( 8,141)
Earnings (loss) before
    extraordinary item per common share                  (   .02)                    .05
Net loss per common share                                (   .02)                (   .27)


4.       Stockholders Equity

In November 1996, the Company completed an equity offering of 2,530,000 shares of Class A common stock, at an offering price of $23.00 per share. This transaction resulted in a $54,171 increase in total Stockholder's Equity after deducting commissions and fees related to the transaction.

5.       Subsequent Events

On February 10, 1997, the Company announced that it had entered into a definitive agreement to purchase all of the outstanding capital stock of Penn Advertising, Inc. for a purchase price of approximately $167,000. This acquisition will be accounted for under the purchase method of accounting.

On February 12, 1997, the Company announced that it agreed to sell the capital stock of one of Penn Advertising, Inc.'s subsidiaries to a third party for approximately $46,500.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



6.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations under it's 9 5/8% Senior Subordinated Notes due 2006 (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                                    December 31, 1996
                                    -----------------
Current assets                             124
Total assets                               174
Total liabilities                           10
Venturers' equity                          164
Revenues                                   125
Net income                                  53

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         As a result of the change in the Company's year end from October 31 to December 31 the results of operations set forth in the accompanying financial statements reflect the two month period ended December 31, 1996 and the three month period ended January 31, 1996. Accordingly the results of operations do not reflect comparative periods. As an aid to understanding and comparing the Company's operating results, the following table shows results of operations through operating income for the two month period ended December 31, 1996 and 1995. The discussion that follows compares these two periods.

                                   Two Month Period Ending December 31,
                                   ------------------------------------
                                        1995                   1996
                                      --------               --------
Outdoor advertising net               $18,631                 $23,212
Other income                              108                      50
                                      -------                 -------
                                       18,739                  23,262

Direct advertising expenses             6,744                   7,975
General and administrative expenses     4,862                   5,034
Depreciation and amortization           2,312                   3,928
                                      -------                 -------
                                       13,918                  16,937

Operating income                        4,821                   6,325

RESULTS OF OPERATIONS

Two Months Ended December 31, 1996 Compared to Two Months Ended December 31,
1995

Net revenues increased $4.5 million or 24.1% to $23.3 million for the two months ended December 31, 1996. This was the result of a $3.2 million increase in billboard net revenues principally attributable to the FKM, Outdoor East and Revere acquisitions, and a $1.2 million increase in logo sign revenue due to the completion of development of the new state franchises awarded in 1995 and 1996 and the continued expansion of existing franchises. Net billboard advertising revenue for the period ended December 31, 1996 was $19.9 million and logo sign revenue was $2.7 million.

Operating expenses, exclusive of depreciation and amortization, increased $1.4 million or 12.1% for the two months ended December 31, 1996 as compared to the same period in 1995. This was primarily the result of the additional operating expenses related to outdoor asset acquisitions and the newly developed logo sign franchises.

Depreciation and amortization expense increased $1.6 million or 69.9% from $2.3 million for the two months ended December 31, 1995 to $3.9 million for two months ended December 31, 1996 as a result in the increase in capital assets.

Due to the above factors, operating income increased $1.5 million or 31.2% to $6.3 million for two months ended December 31, 1996 from $4.8 million for the same period in 1995.

An extraordinary loss on debt extinguishment of $9.5 million net of income tax benefit of $5.7 million, was incurred as a result of the extinguishment of the Senior Secured Notes and termination of the 1993 Bank Credit Agreement

As a result of this extraordinary loss, the Company recognized a net loss for the two months ended December 31, 1996 of $8.1 million.

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

In November and December of 1996, the Company engaged in several transactions which significantly changed its capital structure and positioned it to expanded operations through acquisitions. These transactions were: (i) an equity offering of 2,530,000 shares of Class A common stock at $23 per share, (ii) a tender offer that retired approximately $98.5 million of the $100 million outstanding 11% Senior Secured Notes due 2003, (iii) an offering of $255 million of 9 5/8% Senior

Subordinated Notes due 2006, and (iv) a new bank credit facility consisting of a committed $225 million revolving credit facility and a $75 million incremental facility funded at the discretion of the lenders. The new credit facility replaced the Company's previous bank credit facilities. Presently there are no loans outstanding under the new bank credit facility.

Net proceeds to the Company, after underwriting discounts, from the equity and Senior Subordinated Note offerings were $55.4 million and $248.0 million, respectively. These proceeds were used to extinguish outstanding bank debt of approximately $47.0 million, fund the tender offer for Senior Secured Notes, purchase Outdoor East for $60.5 million and pay investment banking fees as well as other related costs of approximately $12.0 million related to the above transactions. The balance of approximately $85 million was available for future acquisitions and other corporate purposes.

The Company's net cash used by operating activities is $12.1 million for the two months ended December 31, 1996 due to the Company's net loss of $8.1 million attributable to debt extinguishment, non-cash items of $3.5 million, an increase in receivables of $4.5 million, and a decrease in accrued expenses of $3.1 million. Net cash used in investing activities is $113.4 million for the two months ended December 31, 1996 due to acquisitions of new markets of $104.4 million, capital expenditures of $4.9 million, and purchases of intangible assets of $4.3 million. Net cash provided by financing activities is $198.1 million for the two months ending December 31, 1996 due to the proceeds from the Note Offering of $247.8 million and proceeds from the issuance of common stock of $54.9 million offset by principal payments on long-term debt of $104.6 million. The items described above yield a net increase in cash and cash equivalents of $72.6 million for the two months ending December 31, 1996.

With respect to the financing by the Company of the Penn Advertising, Inc. acquisition for $167 million and subsequent sale of Penn-Baltimore for $46.5 million, the Company intends to use existing cash on hand of approximately $72 million along with a borrowing of $95 million on its $225 million revolving bank credit facility to fund the acquisition. Immediately thereafter, upon the closing of the sale, the proceeds received by the Company of $46.5 million will be used to reduce the borrowing on its revolver.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibits 27.1    Financial Data Schedule

         (b)     Reports on Form 8-K

                 Reports on Form 8-K were filed with the Commission during the transition period from November 1, 1996 through December 31, 1996 to report the following items as of the dates indicated:

                 * The Company filed on November 15, 1996 a report on Form 8-K reporting: (I) under Item 2 the completion of the Company's acquisition of all of the outstanding capital stock of FKM Advertising Co., Inc. for a cash purchase price of $40.0 million and
                          (ii) under Item 5 that the holders of majority in principal amount of the Company's outstanding 11% Senior Secured Notes due May 15, 2003 (the "Notes") had validly tendered their Notes and delivered their consents to certain amendments to the indenture under the Notes were issued.

                 * The Company filed on December 19, 1996 a report on Form 8-K reporting: (i) under Item 2 the completion of the Company's acquisition of the assets of Outdoor East, L.P. for a cash purchase price of approximately $60.5 million and (ii) under Item 8 the change in the end of Company's fiscal year from October 31 to December 31.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAMAR ADVERTISING COMPANY

DATED:                             BY /s/Keith Istre
                                     -----------------------------------------
                                     Keith A. Istre
                                        Chief Financial and Accounting Officer
                                        and Director

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
