Form 10-Q
period 1997-03-31
LAMAR ADVERTISING CO
filed 1997-05-12
CIK 899045

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31,1997

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

                  Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding as of
               Class                   May 9,1997

Class A Common Stock,$ .001 par value       17,613,140
Class B Common Stock,$ .001 par value       13,716,387
















                             CONTENTS

                                                             Page

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         October 31, 1996, December 31, 1996 and               1 - 2
         March 31, 1997

         Condensed Consolidated Statements of Earnings
         for the three months ended April 30,
        1996 and March 31, 1997                                 3

         Condensed Consolidated Statements of Cash Flows
         for the three months ended April 30, 1996
          and March 31, 1997                                    4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                            6 - 9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        10 - 13


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders    13

ITEM 6.  Exhibits and Reports on Form 8-K                     13 - 14

         Signatures                                             14







PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     October 31,     December 31,     March 31,
                                         1996            1996           1997
                                                     (Unaudited)     (Unaudited)
ASSETS
Cash and cash equivalents              $  8,430          81,007         78,421

Receivables
  Trade accounts, net                    12,855          18,949         19,368
  Affiliates, related parties
    and employees                           348             558            401
  Other                                     327             141            378
    Net receivables                      13,530          19,648         20,147
Prepaid expenses                          1,973           3,939          3,974
Other current assets                      1,544           1,655          2,054
  Total current assets                   25,477         106,249        104,596

Property, plant and equipment           207,071         260,325        262,824
  Less accumulated depreciation
    and amortization                   ( 87,343)        (89,595)      ( 87,853)
    Net property, plant and equipment   119,728         170,730        174,971

Investment securities                     4,414           2,250          1,189
Intangible assets                        18,223          78,899         78,389
Deferred taxes                            2,463           6,862          6,560
Other assets                              2,884           3,166          3,598
                                        173,189         368,156        369,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                  3,263           4,279          2,500
  Accrued expenses                       11,066           7,900         10,310
  Current maturities of long-term
    debt                                  3,815           4,088          4,018
  Deferred income                         5,793           6,484          7,149
      Total current liabilities          23,937          22,751         23,977

Long-term debt                          128,140         279,260        278,223
Deferred income                             811             847            864
Other liabilities                         1,260           1,535          1,900
       Total liabilities                 154,148        304,393        304,964

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                       October 31,   December 31,   March 31,
                                           1996          1996         1997
                                                     (Unaudited)   (Unaudited)
STOCKHOLDERS' EQUITY

Class A preferred stock, par
  value $638, $63.80 cumulative,
  authorized 10,000 shares; 5,719.49
  shares issued and outstanding,           3,649        3,649        3,649

Class A common stock, $.001 par value.
 Authorized 50,000,000 shares;
 issued and outstanding 15,004,340
 shares 17,611,240 shares and 17,613,140
 shares at October 31, 1996 December
 31, 1996, and March 31,1997 respectively    15            17           18

Class B common stock, $.001 par value.
 Authorized 25,000,000 shares;
 issued and outstanding 13,791,387
 shares, at October 31, 1996, 13,716,387
 shares, at December  31, 1996, and
 March 31, 1997                              14            14           14

Additional paid in capital               38,060        92,258       92,287

Accumulated deficit                    ( 24,681)     ( 32,796)    ( 31,591)

Unrealized gain (loss) on investment
  securities net of deferred tax
  benefit/expense                         1,984           621     (     38)
  Stockholders' Equity                   19,041        63,763       64,339



  Total liabilities and
    stockholders' equity              $ 173,189       368,156      369,303



                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                   Three  Months        Three Months
                                Ended April 30,1996   Ended March 31,1997
Revenues
  Net advertising revenue            $28,838               $37,682
  Other income                           195                   165
                                      29,033                37,847
Operating expenses
  Outdoor advertising:
    Direct advertising
     expenses                        10,049                13,467
  Selling, general and
     administrative expenses           7,004                 9,253
  Depreciation and amortization        3,641                 6,750
                                      20,694                29,470

    Operating income                   8,339                 8,377

Non-operating (income)
      expense:
  Interest income                   (     48)             (  1,121)
  Interest expense                     4,025                 6,944
  Loss on disposition
    of assets                            493                   447
  Other expenses                          94                    13
                                       4,564                 6,283
Earnings before
  income taxes                         3,775                 2,094
Income tax expense (benefit)           1,515                   798

Net earnings                           2,260                 1,296

Preferred stock dividends                 91                    91

Net earnings applicable to
  common stock                         2,169                 1,205

Net earnings per common
  Share, Primary                         .08                   .04




                    LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)






                                            Three Months         Three Months
                                               Ended                Ended
                                            April 30, 1996       March 31,1997

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                     $ 2,260                1,296

Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                  3,641                6,750
    Loss on disposition of assets                    493                  447
    Deferred taxes                                 1,322                  704
    Provision for doubtful accounts                  319                  405
Changes in operating assets and
  liabilities:
      Increase in receivables                   (    136)            (    601)
      Increase in prepaid expenses              (     29)            (     47)

      (Increase) decrease in other assets          1,558             (    716)

      Increase (decrease)in trade accounts
        payable                                       14             (  1,778)

      Increase in accrued expenses                 2,302                2,411
      Increase (decrease) in other liabilities        20             (     40)
      Increase in deferred income                     61                  681
        Net cash provided by operating
          activities                              11,825                9,512

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                    (    206)                -
Acquisition of new markets                      (  1,591)            (  2,329)
Capital expenditures                            (  5,528)            (  7,382)
Proceeds from disposition of assets                  155                  427

Purchase of intangible assets                   (    180)            (  1,645)
      Net cash used in investing
        activities                              (  7,350)            ( 10,929)




                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)


                                          Three Months        Three Months
                                             Ended                Ended
                                         April 30,1996         March 31,1997

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock         -                     29
Principal payments on long-term debt              157              (  1,141)

Proceeds from issuance of notes payable            -                     34
Proceeds from issuance of notes
  payable to banks                              3,500                    -

Principal payments on notes payable to
  banks                                      (  5,000)                   -
Stock redemption                             (  2,964)                   -
Dividends                                    (    216)              (    91)
      Net cash used in financing activities  (  4,523)              ( 1,169)


Net decrease in cash and
  cash equivalents                           (     48)              ( 2,586)


Cash and cash equivalents at beginning
  of year                                        1,800               81,007

Cash and cash equivalents at end of
 year                                         $  1,752              78,421



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                       $  1,182                866


Cash paid for state and
  federal income taxes                       $    237              2,184


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

     Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

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

     Earnings per common share are computed by dividing net earnings by the weighted average number of common shares outstanding during each period (25,688,142 shares for three months ending April 30, 1996 and 31,661,388 for three months ended March 31, 1997). Weighted average shares for the three months ended March 31, 1997, include the effect of 332,340 shares issuable upon the exercise of stock options calculated using the treasury stock method.

2.   Long-Term Debt

In November 1996, the Company commenced a tender offer for all of its 11% Senior Secured Notes that were issued in 1993 in the principal amount of $100,000. As of March 31 1997, approximately $98,500 of the notes were tendered to the Company and retired.




                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)




Also in November 1996, the Company issued $255,000 in principal amount of 9 5/8% Senior Subordinated Notes due December 1, 2006 (the "Notes"), with interest payable semi-annually on June 1 and December 1, commencing June 1, 1997. The notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company.

The Notes are redeemable at the Company's option at any time on or after December 31, 2001 at redemption prices specified by the indenture, and are required to be repurchased earlier in the event of a change of control of the Company. The indenture governing the Notes includes certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

In December 1996, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") with a syndicate of financial institutions which replaced the Company's existing bank credit facilities. The New Bank Credit Agreement provides the Company with a committed $225,000 million revolving credit facility and a $75,000 incremental term facility funded at the discretion of the lenders. Availability of the line under the revolving facility will be reduced over a fiveyear period from 1999 to 2003 and will bear interest at a variable rate of interest based upon an applicable margin over prime or the LIBOR rate. The term loan will amortize over six years beginning in 1999. The New Bank Credit Agreement is guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The New Bank Credit Agreement contains various restrictive covenants which require that the Company meet certain minimum leverage and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital
expenditures and dispositions of assets, and other restrictions.    As of
March 31, 1997 there were no balances outstanding under the New Bank Credit Agreement.

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

Current assets                           3,050
Property, plant, and equipment          47,943
Intangibles                             51,487
Current liabilities                        252
Long-term liabilities                    1,728

4.   Stockholders Equity

In November 1996, the Company completed an equity offering of 2,530,000 shares of Class A Common Stock at a price of $23.00 per share. This transaction resulted in a $54,171 increase in total stockholder's equity after deducting commissions and fees related to the transaction.

5.   Subsequent Events

On April 1, 1997, the Company acquired all of the outstanding capital stock of Penn Advertising, Inc. for a purchase price of approximately $167.0 million. Funds for the acquisition were provided form the proceeds of the Company's November 1996 public offerings of the Notes and its Class A Common Stock and a $94,000 draw under the New Bank Credit Agreement. Pursuant to this acquisition, the Company has acquired a total of 8,500 outdoor advertising displays through-out the states of Maryland, New York and Pennsylvania. The Company has agreed to sell the displays in the Baltimore, Maryland market, representing approximately 16% of the displays acquired, to Universal Outdoor, Inc. for a cash purchase price of $46.5 million. In connection with the proposed sale, the Company and its lenders executed an amendment to the New Bank Credit Agreement. The sale to Universal is subject to regulatory approval and satisfaction of other closing conditions.











                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)







6.   Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to the Notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                          March 31, 1997

Current assets                 242
Total assets                   298
Total liabilities               12
Venturers' equity              286
Revenues                       236
Net income                     122

















ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS





     As a result of the change in the Company's year end from October 31 to December 31, the results of operations set forth in the accompanying financial statements reflect the three month period ended March 31, 1997 and the three month period ended April 30, 1996. As a result, the results of operations do not reflect comparative periods. As an aid to understanding and comparing the Company's operating results,the following table sets forth results of operations for the three month period ended March 31, 1996 and 1997. The discussion that follows compares these two periods.

                                       Three Months Ended
                                   March 31, 1996   March 31, 1997
Outdoor advertising net              $ 27,663        $ 37,682
Other income                              182             165
                                       27,845          37,847

Direct advertising expenses            10,779          13,467
General and administrative expenses     7,434           9,253
Depreciation and amortization           3,502           6,750
                                       21,715          29,470

Operating income                        6,130           8,377

Non-operating (income)\expense

Interest income                       (    52)        ( 1,121)
Interest expense                        4,026           6,944
Other expenses                            481             460
                                        4,455           6,283
Earnings before income taxes            1,675           2,094

Income tax expense                        652             798

Net earnings                            1,023           1,296

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations,liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the Company. See also "Important Factors Regarding Forward-Looking Statements" included as
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996.






RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net revenues increased $10 million or 35.9% to $37.8 million for the three months ended March 31, 1997.This increase was the result of a (i)$7.7 million increase in billboard net revenues, of which $5.2 million is attributable to the Company's acquisitions of FKM Outdoor Advertising Co., Outdoor East, L.P. and Revere National Corporation with the remaining $2.5 million attributable to existing operations, and a (ii) $1.9 million increase in logo sign revenue due to the completion of development of the new state logo sign franchises awarded and acquired in 1996 and the continued expansion of the Company's existing logo sign franchises. Net billboard advertising revenue for the period ended March 31, 1997 was $32.3 million and net logo sign revenue was $4.6 million.

Operating expenses, exclusive of depreciation and amortization, increased $4.5 million or 24.7% for the three months ended March 31, 1997 as compared to the same period in 1996. This was primarily the result of the additional operating expenses related to acquisitions of outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $3.2 million or 92.7% from $3.5 million for the three months ended March 31, 1996 to $6.8 million for three months ended March 31, 1997 as a result in the increase in capital assets.

Due to the above factors, operating income increased $2.2 million or 36.7% to $8.4 million for three months ended March 31,1997 from $6.1 million for the same period in 1996.

Interest income increased $1.1 million as a result of earnings on excess cash investments made during the period.Interest expense increased $2.9 million from $4.0 million for the three months ended March 31, 1996 to $6.9 million for three months ended March 31, 1997 as a result of interest expense on the Notes issued in November 1996.

Income tax expense remained relatively consistent for both periods.

As a result of the above factors, the Company recognized net earnings for the three months ended March 31, 1997 of $1.3 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.



In November and December of 1996, the Company engaged in several transactions which significantly changed its capital structure and positioned it to expanded operations through acquisitions. These transactions were: (i) a public offering of 2,530,000 shares of Class A Common Stock at $23 per share,(ii) a tender offer that retired approximately $98.5 million of the $100 million outstanding 11% Senior Secured Notes due 2003,(iii)an offering of $255 million of 9 5/8% Senior Subordinated Notes due 2006, and (iv) a new bank credit facility consisting of a committed $225 million revolving credit facility and a $75 million incremental facility funded at the discretion of the lenders. The new credit facility replaced the Company's previous bank credit facilities. There is currently $94 million outstanding under the revolving credit facility.

Net proceeds to the Company, after underwriting discounts, from the equity and Note offerings were $55.4 million and $248.0 million, respectively. These proceeds were used to extinguish outstanding bank debt of approximately $47.0 million, fund the tender offer for the Senior Secured Notes, purchase Outdoor East for $60.5 million and pay investment banking fees as well as other related costs of approximately $12.0 million related to the above transactions.


The Company's net cash provided by operating activities is $9.5 million for the three months ended March 31, 1997 due to the Company's net earnings of $1.3 million, non-cash items of $8.3 million (including depreciation and amortization of $6.8 million), a decrease in trade accounts payable of $1.8 million, and an increase in accrued expenses of $2.4 million. Net cash used in investing activities is $10.9 million for the three months ended March 31, 1997 due to acquisitions of new markets of $2.3 million, capital expenditures of $7.4 million, and purchases of intangible assets of $1.6 million. Net cash used in financing activities is $1.2 million for the three months ending March 31, 1997 due primarily to principal payments on long-term debt of $1.1 million. The items described above yield a net decrease in cash and cash equivalents of $2.6 million for the three months ending March 31, 1997.

On April 1, 1997, the Company acquired the outstanding capital stock of Penn Advertising, Inc. ("Penn") for a cash purchase price of $167 million. Funds for the acquisition were provided from the remaining proceeds of the equity and Note offerings and a $94 million draw under the Company's revolving credit facility. The Company has agreed to sell Penn - Baltimore, a subsidiary of Penn,for a cash purchase price of $46.5 million, subject to regulatory approval and satisfaction of other closing conditions. Upon the closing of the sale, the $46.5 million in proceeds to be received by the Company will be applied to reduce the amount outstanding under the revolving credit facility. There can be no assurance, however, that the sale of Penn-Baltimore will be completed.

Manufacturers of tobacco products, primarily cigarettes, were historically major users of outdoor advertising displays. Due to societal and governmental pressures and other factors, in the early 1990's, leading tobacco manufacturers substantially reduced their domestic advertising expenditures. The Company's tobacco revenues as a percentage of total net revenues, declined from 17% in fiscal 1991 to 9% in fiscal 1996. During this period, the Company has replaced the reduced tobacco advertising by diversifying its customer base and increasing sales to local advertisers.


PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual meeting of stockholders on Thursday, March 20, 1997. The following represents the results of the proposals submitted to a vote of security holders:




Proposal to Elect Directors

     The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 1998 Annual Meeting of Stockholders:

                             Votes Cast For      Votes Withheld

Kevin P. Reilly, Jr.          150,690,895              133,671
Dudley W. Coates              150,809,895               14,671
Keith A. Istre                150,690,895              133,671
Charles W. Lamar, III         150,690,895              133,671
Gerald H. Marchand            150,690,895              133,671
Jack S. Rome, Jr.             150,690,895              133,671
William R. Schmidt            150,809,895               14,671
T. Everett Stewart, Jr.       150,690,894              133,702

     There were no abstentions or broker non-votes.

 ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

      (a)Exhibits

     Exhibit 10.1 Amendment No. 1 to the Credit and Pledge Agreement dated as of March 31, 1997 between the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and the Chase Manhattan Bank, as Administrative Agent. Filed herewith.

      Exhibit 27.1Financial Data Schedule.  Filed herewith.

      (b)Reports on Form 8-K

          Reports on Form 8-K were filed with the Commission during the quarter ended March 31,1997 to report the following items as of the dates indicated:

          The Company filed on February 10, 1997 a report on Form 8-K reporting under Item 5 that it had entered into a definitive agreement to purchase all of the outstanding capital stock of Penn Advertising, Inc. for a cash purchase price of approximately $167.0 million.

          The Company filed on April 14, 1997 a report on Form 8-K reporting under Item 2 that it had completed the acquisition of the outstanding capital stock of Penn Advertising, Inc. for a cash purchase price of approximately $167.0 million and that it had agreed to sell approximately certain outdoor advertising displays that it had acquired in Baltimore, Maryland to Universal Outdoor, Inc. for a cash purchase price of $46.5 million.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAMAR ADVERTISING COMPANY

DATED: May 9, 1997                 BY /s/Keith Istre
                                      Keith A. Istre
                                      Chief Financial and Accounting Officer
                                      and Director