Form 10-Q
period 1997-06-30
LAMAR ADVERTISING CO
filed 1997-08-12
CIK 899045

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30,1997

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

                  Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      Outstanding as of
               Class                    July 31, 1997

Class A Common Stock,$ .001 par value       17,629,715
Class B Common Stock,$ .001 par value       13,716,387





                             CONTENTS

                                                             Page



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         October 31, 1996, December 31, 1996 and               1 - 2
         June 30, 1997

         Condensed Consolidated Statements of Earnings
         for the three months ended July 31, 1996
         and June 30, 1997 and the six months ended
         July 31, 1996 and June 30, 1997                         3

         Condensed Consolidated Statements of Cash Flows
         for the six months ended July 31, 1996
         and June 30, 1997                                     4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                            6 - 9

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        10 - 15

ITEM 3.  Quantitative and Qualitative Disclosures about         15
         Market Risks

PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K                       16

         Signatures                                             16

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     October 31,     December 31,     June 30,
                                         1996            1996           1997

ASSETS
Cash and cash equivalents              $  8,430          81,007          7,748

Receivables
  Trade accounts, net                    12,855          18,949         24,771
  Affiliates, related parties
    and employees                           348             558            627
  Other                                     327             141            442
    Net receivables                      13,530          19,648         25,840
Prepaid expenses                          1,973           3,939          6,681
Other current assets                      1,544           1,655          2,076
  Total current assets                   25,477         106,249         42,345

Property, plant and equipment           207,071         260,325        379,328
  Less accumulated depreciation
    and amortization                   ( 87,343)        (89,595)      ( 98,725)
    Net property, plant and equipment   119,728         170,730        280,603

Investment securities                     4,414           2,250            870
Intangible assets                        18,223          78,899        195,874
Deferred taxes                            2,463           6,862            -
Other assets                              2,884           3,166          5,093
                                        173,189         368,156        524,785

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable                  3,263           4,279          2,694
  Accrued expenses                       11,066           7,900         10,604
  Current maturities of long-term
    debt                                  3,815           4,088          4,161
  Deferred income                         5,793           6,484          6,133
      Total current liabilities          23,937          22,751         23,592

Long-term debt                          128,140         279,260        412,982
Deferred income                             811             847            827
Other liabilities                         1,260           1,535          2,147
Deferred tax liability                      -               -           19,498
      Total liabilities                 154,148         304,393        459,046


                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                       October 31,   December 31,   June 30,
                                           1996          1996         1997

STOCKHOLDERS' EQUITY

Class A preferred stock, par
  value $638, $63.80 cumulative dividends,
  authorized 10,000 shares; 5,719.49
  shares issued and outstanding at October
  31, 1996, December 31, 1996 and June 30,
  1997, respectively                        3,649        3,649        3,649

Class A common stock, $.001 par value.
 Authorized 50,000,000 shares;
 issued and outstanding 15,004,340
 shares, 17,611,240 shares and 17,625,290
 shares at October 31, 1996, December
 31, 1996, and June 30, 1997, respectively     15           17           18

Class B common stock, $.001 par value.
 Authorized 25,000,000 shares;
 issued and outstanding 13,791,387
 shares, 13,716,387 shares and 13,716,387
 shares at October 31,1996, December  31,
 1996, and June 30, 1997, respectively         14           14           14

Additional paid in capital                 38,060       92,258       92,483

Accumulated deficit                      ( 24,681)    ( 32,796)    ( 30,189)

Unrealized gain (loss) on investment
  securities net of deferred tax
  benefit/expense                           1,984          621     (    236)
  Stockholders' equity                     19,041       63,763       65,739



  Total liabilities and
    stockholders' equity                $ 173,189     $368,156     $524,785

                   LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (UNAUDITED)
         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                               Three Months Ended          Six Months Ended
                         July 31,1996  June 30,1997 July 31,1996  June 30,1997

Revenues
  Outdoor advertising net     $31,386       $49,962      $60,224      $87,644
  Other income                    134           146          329          311
                               31,520        50,108       60,553       87,955
Operating expenses
    Direct advertising
      expenses                 10,076        15,483       20,125       28,950
    Selling, general and
      administrative expenses   8,147        10,828       15,151       20,081
    Depreciation and
      amortization              3,540        10,977        7,181       17,727
                               21,763        37,288       42,457       66,758

    Operating income            9,757        12,820       18,096       21,197

Other expenses (income)
  Interest income            (     39)     (    300)     (    87)    (  1,421)
  Interest expense              4,105         8,460        8,130       15,404
  Loss on disposition
    of assets                     237           295          730          742
  Other expenses                    8           164          102          177
                                4,311         8,619        8,875       14,902
Earnings before
  income taxes                  5,446         4,201        9,221        6,295
Income tax expense              2,230         2,616        3,745        3,414


Net earnings                    3,216         1,585        5,476        2,881


Preferred stock dividends          91           183          183          274

Net earnings applicable to
  common stock                  3,125         1,402        5,293        2,607

Net earnings per common
  share                           .13           .04          .21          .08

                    LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)






                                          Six Months Ended     Six Months Ended
                                            July 31, 1996        June 30, 1997


CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                     $ 5,476                2,881

Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                  7,181               17,727
    Loss on disposition of assets                    730                  742
    Deferred taxes                                 1,685             (  1,194)
    Provision for doubtful accounts                  248                  710
Changes in operating assets and
  liabilities:
      Increase in receivables                   (  1,516)            (  3,718)
      (Increase) decrease in prepaid expenses          1             (    366)
      (Increase) decrease in other assets          1,599             (    620)
      Increase (decrease)in trade accounts
        payable                                      937             (  2,035)
      Increase in accrued expenses                   863                2,142
      Increase (decrease) in other liabilities        38             (      1)
      Increase (decrease) in deferred income       1,692             (    415)
        Net cash provided by operating
          activities                              18,934               15,853


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                    (    675)            (  1,300)
Acquisition of new markets                      (  3,993)            (257,061)
Capital expenditures                            ( 12,624)            ( 14,990)
Proceeds from disposition of assets                  419               52,186
Purchase of intangible assets                   (    872)            (    881)
      Net cash used in investing
        activities                              ( 17,745)            (222,046)

                   LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                          (IN THOUSANDS)


                                         Six Months Ended     Six Months Ended
                                         July 31,1996          June 30,1997


CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock         -                     225
Principal payments on long-term debt         (  1,627)              (  2,051)
Proceeds from issuance of long-term debt           -                      34
Proceeds under New Bank Credit Agreement       14,500                186,000
Principal payments under New Bank Credit
  Agreement                                  ( 10,500)              ( 51,000)
Stock redemption                             (  2,964)                   -
Dividends                                    (    433)              (    274)
  Net cash provided by (used in)
  financing activities                       (  1,024)               132,934

Net increase (decrease) in cash and
  cash equivalents                                165               ( 73,259)

Cash and cash equivalents at beginning
  of period                                     1,800                 81,007

Cash and cash equivalents at end of
  period                                     $  1,965                  7,748




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


Cash paid for interest                       $  8,009                14,756

Cash paid for state and
  federal income taxes                       $  1,686                 2,184


                   LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)




1.  SIGNIFICANT ACCOUNTING POLICIES

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

On December 17, 1996, the Board of Directors of the Company voted to change the Company's fiscal year such that the Company's fiscal year shall end on December 31 of each year. The Company's last fiscal year ended on October 31, 1996. The two-month period from November 1, 1996 to December 31, 1996 was treated as a transition period that was not a part of fiscal year 1996 or calendar year 1997, and was reported on Form 10 Q/T. In light of the Company's public offering in fiscal 1996 this year end change was recommended to conform to predominant year ends within the industry.

Earnings per common share are computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during each period (24,482,020 for the three months ended July 31, 1996, 25,041,742 for the six months ended July 31, 1996, 31,808,716 for the three months ended June 30, 1997 and 31,840,641 for the six months ended June 30, 1997). Weighted average shares for the three months ended June 30,1997 and six months ended June 30, 1997 include the effect of 477,158 shares and 510,331 shares, respectively, issuable upon the exercise of stock options calculated using the treasury stock method.

2.   Long-Term Debt

In November 1996, the Company commenced a tender offer for all of its 11% Senior Secured Notes that were issued in 1993 in the principal amount of $100,000. As of June 30,1997, approximately $98,500 of the notes were tendered to the Company and retired. As a result of this tender offer and the extinguishment of other credit facilities, the Company incurred a loss on debt extinguishment of approximately $9,500 net of income tax benefit of $5,700.

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

The Notes are redeemable at the Company's option any time on or after December 31, 2001 at redemption prices specified by the indenture, and are required to be repurchased earlier in the event of a change of control of the Company. The indenture governing the Notes includes certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

In December 1996, the Company entered into a Bank Credit Agreement (the Bank Credit Agreement") with a syndicate of financial institutions which replaced the Company's existing bank credit facilities. The Bank Credit Agreement provides the Company with a committed $225,000 revolving credit facility and a $75,000 incremental term facility funded at the discretion of the lenders. Availability of the line under the revolving facility will be reduced over a five year period from 1999 to 2003 and will bear interest at a variable rate of interest based upon an applicable margin over prime or the LIBOR rate. The term loan will amortize over six years beginning in 1999. The Bank Credit Agreement is guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The Bank Credit Agreement contains various restrictive covenants which require that the Company meet certain minimum leverage and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital expenditures and dispositions of assets, and other restrictions. As of June 30, 1997 there was $135,000 outstanding under the Bank Credit Agreement.

3.   Acquisitions

Effective November 1, 1996, the Company purchased all of the stock of FKM Advertising Co., Inc. for a purchase price of approximately $40,000 and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total purchase price of approximately $60,500.

Effective April 1, 1997, the Company acquired all of the outstanding capital stock of Penn Advertising, Inc. for a purchase price of approximately $167,000. The Company subsequently sold approximately 16% of the displays acquired to Universal Outdoor, Inc. for $46,500 in cash.

On May 15, 1997, the Company acquired all of the outstanding stock of McWhorter Advertising, Inc. for a cash purchase price of $8,500.


                 LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

On June 3, 1997, the Company purchased substantially all of the assets of Headrick Outdoor, Inc. for a cash price of $76,600. Simultaneous with the acquisition, the Company sold approximately 9% of the outdoor displays acquired for $6.0 million in cash.

The Company borrowed $135 million under the Bank Credit Agreement to finance the above acquisitions.

Each of these acquisitions was accounted for under the purchase method of accounting. The following is a summary of the allocation of the acquisition costs in the above transactions.


Current assets                            8,166
Property, plant, and equipment          150,214
Intangibles                             174,360
Current liabilities                       1,379
Deferred tax liabilities                 29,084
Other liabilities                         1,001

Summarized below is unaudited pro forma statement of operations data for the three months ended July 31, 1996 and June 30, 1997 and six months ended July 31, 1996 and June 30, 1997 as if these transactions had been consummated as of February 1, 1996. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                             Three months ended            Six months ended
                        July 31,1996  June 30,1997   July 31,1996 June 30,1997


Revenues                 $ 48,937      $ 52,356        $ 92,906      $100,239

Net loss, applicable to
  common stock             (  376)       (  155)        ( 2,898)     (     30)

Net (loss) per common share(  .02)       ( .004)        (   .12)     (   .001)


                  LAMAR ADVERTISING COMPANY AND
                           SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


4.   Stockholders Equity

In November 1996, the Company completed an offering of 2,530,000 shares of its Class A common stock at a price to the public of $23.00 per share. This transaction resulted in a $54,171 increase in total stockholders' equity after deducting commissions and fees related to the transaction.

5.   Summarized Financial Information of Subsidiaries

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

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                         Six Months Ended June 30, 1997
                                      (Unaudited)

Current assets                         $   350
Total assets                               408
Total liabilities                            9
Venturers' equity                          399
Revenues                                   457
Net income                                 235

6.   Subsequent Event

The Company has signed a letter of intent to acquire from Outdoor Systems, Inc. ("OSI"), for a cash purchase price of approximately $118,000 outdoor advertising assets located in certain markets that OSI has agreed to acquire from National Advertising Company ("3M"). The acquisition is contingent on completion of OSI's acquisition of 3M and other customary closing conditions, including execution of a definitive agreement and expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Both the number of displays and purchase price are subject to change before finalization of the transaction. The Company intends to initially finance the acquisition with a draw under the Bank Credit Agreement.


ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As a result of the change in the Company's fiscal year end from October 31 to December 31, the results of operations set forth in the accompanying financial statements reflect the three month periods ended June 30, 1997 and July 31, 1996, and the six month periods ended June 30, 1997 and July 31, 1996. As a result, the results of operations do not reflect comparative periods. As an aid to understanding and comparing the Company's operating results, the following table sets forth results of operations for the three month periods ended June 30, 1996 and 1997, and the six month periods ended June 30, 1996 and 1997. The discussion that follows compares these two periods.


                             Three Months Ended         Six Months Ended
                       June 30,1996  June 30,1997   June 30,1996  June 30,1997

Outdoor advertising, net  $  30,834      $ 49,962       $ 58,497     $ 87,644
Other income                    113           146            295          311
                             30,947        50,108         58,792       87,955

Direct advertising expenses  10,329        15,483         21,108       28,950
General and administrative
  expenses                    7,429        10,828         14,863       20,081
Depreciation and
  amortization                3,533        10,977          7,035       17,727
                             21,291        37,288         43,006       66,758

Operating income              9,656        12,820         15,786       21,197

Other expenses (income)

Interest income             (    39)      (   300)       (    91)     ( 1,421)
Interest expense              3,957         8,460          7,983       15,404
Other expenses                  339           459            820          919
                              4,257         8,619          8,712       14,902
Earnings before income
  taxes                       5,399         4,201          7,074        6,295

Income tax expense            2,177         2,616          2,829        3,414

Net earnings                  3,222         1,585          4,245        2,881


The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations,liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the Company as well as the "Important Factors Regarding Forward-Looking Statements" included as
Exhibit 99.1 to the Company's annual report on Form 10-K for the year ended October 31, 1996.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased $29.2 million or 49.6% to $88.0 million for the six months ended June 30, 1997. This increase was the result of a (i) $24.7 million increase in billboard net revenues,of which $20.3 million is attributable to the Company's acquisitions of FKM Outdoor Advertising Co., Outdoor East, L.P.,Revere National Corporation, Penn Advertising, Inc., and Headrick Outdoor, Inc., with the remaining $4.4 million attributable to existing operations, and a (ii) $4.0 million increase in logo sign revenue due to the completion of development of the new state logo sign franchises awarded and acquired in 1996 and the continued expansion of the Company's existing logo sign franchises. Net billboard advertising revenue for the six months ended June 30, 1997 was $76.4 million and net logo sign revenue was $9.9 million.

Operating expenses, exclusive of depreciation and amortization, increased $13.1 million or 36.3% for the six months ended June 30, 1997 as compared to the same period in 1996. This increase was primarily the result of the additional operating expenses related to acquisitions of outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $10.7 million or 152.0% from $7.0 million for the six months ended June 30, 1996 to $17.7 million for six months ended June 30, 1997 as a result of an increase in capital assets due to the Company's recent acquisitions.

Due to the above factors, operating income increased $5.4 million or 34.3% to $21.2 million for six months ended June 30, 1997 from $15.8 million for the same period in 1996.

Interest income increased $1.3 million as a result of earnings on excess cash investments made during the period. Interest expense increased $7.4 million from $8.0 million for the six months ended June 30, 1996 to $15.4 million for six months ended June 30, 1997 as a result of interest expense on the Notes issued in November 1996 and additional borrowings under the Bank Credit Agreement.

The effective income tax rate increased from 40% for the six months ended June 30, 1996 to 54% for the six months ended June 30, 1997. This increase was due to goodwill recorded as part of the stock acquisitions described above. The amortization of this goodwill is nondeductible for income tax purposes and generates the increased tax rate.

As a result of the above factors, the Company recognized net earnings for the six months ended June 30, 1997 of $2.9 million.



Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues for the three months ended June 30, 1997 increased $19.2 million or 61.9% to $50.1 million from $30.9 million for the same period in 1996.

Operating expenses, exclusive of depreciation and amortization, for the three months ended June 30, 1997 increased $8.6 million or 48.2% over the same period in 1996.

Depreciation and amortization expense increased $7.4 million or 210.7% from $3.5 million for three months ended June 30, 1996 to $11.0 million for the three months ended June 30, 1997.

Due to the above factors, operating income increased $3.2 million or 32.8% to $12.8 million compared to $9.7 million for the three months ended June 30, 1997 as compared to the same period in 1996.

Interest expense increased $4.5 million from $4.0 million for the three months ended June 30, 1996 to $8.5 million for the same period in 1997.

The effective tax rate increased from 40.1% for the three months ended June 30, 1996 to 62.3% for the three months ended June 30, 1997.

As a result of the above factors, the Company recognized net earnings for the three months ended June 30, 1997 of $1.6 million.

The results for the three months ended June 30, 1997 were affected by the same factors as the six months ended June 30, 1997. Reference is made to the discussion of the six month results.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

In November and December of 1996, the Company engaged in several transactions which significantly changed its capital structure and positioned it to expand operations through acquisitions. These transactions were: (i) a public offering of 2,530,000 shares of Class A Common Stock at $23 per share,(ii) a tender offer that retired approximately $98.5 million of the $100 million outstanding 11% Senior Secured Notes due 2003, (iii) the offering of $255 million in principal amount of the Notes, and (iv) entering into the Bank Credit Agreement, which consists of a committed $225 million revolving credit facility (the "Revolving Facility")and a $75 million incremental facility funded at the discretion of the lenders (the "Incremental Facility"). The Bank Credit Agreement replaced the Company's previous bank credit facilities. There is currently $132 million outstanding under the Revolving Facility.

Net proceeds to the Company, after underwriting discounts, from the equity and Note offerings were $55.4 million and $248.0 million, respectively. These proceeds were used to extinguish outstanding bank debt of approximately $47.0 million, fund the tender offer for the Senior Secured Notes, purchase substantially all of the assets of Outdoor East, L.P. for $60.5 million and pay investment banking fees as well as other related costs of approximately $12.0 million related to the above transactions. The balance of approximately $85 million was used for acquisitions in the second quarter as described below.

The Company's net cash provided by operating activities is $15.9 million for the six months ended June 30,1997 due to the Company's net earnings of $2.9 million, non-cash items of $18.0 million (including depreciation and amortization of $17.7 million), an increase in receivables of $3.7 million, a decrease in trade accounts payable of $2.0 million, and an increase in accrued expenses of $2.1 million. Net cash used in investing activities is $222.0 million for the six months ended June 30, 1997 due to an increase in notes receivable of $1.3 million, acquisitions of new markets of $257.1 million (offset by proceeds from dispositions of assets of $52.2 million), capital expenditures of $15.0 million, and purchases of intangible assets of $.9 million. Net cash provided by financing activities is $132.9 million for the six months ending June 30,1997 due primarily to proceeds from issuance of notes payable to banks of $186 million offset by principal payments on long-term debt of $2.1 million and principal payments on notes payable to banks of $51.0 million. The items described above yield a net decrease in cash and cash equivalents of $73.3 million for the six months ending June 30, 1997.

On April 1, 1997, the Company acquired the outstanding capital stock of Penn Advertising, Inc. ("Penn") for a cash purchase price of $167 million. Funds for the acquisition were provided from the remaining proceeds of the equity and Note offerings and a $94 million draw under the Revolving Facility. On June 3, 1997, the Company sold Penn Advertising of Baltimore, Inc., a subsidiary of Penn, for a cash purchase price of $46.5 million. Upon the closing of the sale, $46.0 million in proceeds was used to reduce the amount outstanding under the Revolving Facility.

On June 4, 1997, the Company acquired the assets of Headrick Outdoor, Inc. ("Headrick") for a cash purchase price of $76.6 million. Funds for this acquisition were provided from the Revolving Facility. In obtaining approval of the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act"), the Company agreed to sell certain of the acquired assets to an unaffiliated third party for a purchase price of $6.0 million, consisting of approximately $4.7 million in cash and an approximately $1.3 million note from the purchaser. The cash proceeds from such sale were used to reduce the amount outstanding under the Revolving Facility.

The Company has signed a letter of intent to acquire from Outdoor Systems, Inc. ("OSI"), for a cash purchase price of approximately $118.0 million, outdoor advertising assets located in certain markets that OSI has agreed to acquire from National Advertising Company ("3M"). The acquisition is contingent on com-pletion of OSI's acquisition of 3M and other customary closing conditions, including execution of a definitive agreement and expiration or early termination of the waiting period under the HSR Act. Both the number of displays and purchase price are subject to change before finalization of the transaction. The Company intends to initially finance the acquisition with a $78 million draw under the Revolving Facility and a $40 million draw under the Incremental Facility. Following completion of this acquisition, the Company will have $15 million available under the Revolving Facility and $35 million available but not committed under the Incremental Facility. As a result, the Company will be required to raise funds from external sources to finance any additional acquisition activity. There can be no assurance, however, that such funds will be available on acceptable terms, if at all.

Regulation of Tobacco Advertising

Approximately 10% of the Company's billboard advertising net revenues and 8% of consolidated net revenues in fiscal 1996 came from the tobacco products industry, compared to 9% for fiscal 1995, 7% for fiscal 1994 and 1993, 12% for fiscal 1992 and 17% for fiscal 1991. Manufacturers of tobacco products, principally cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. Although the Company has attempted to replace tobacco advertising by diversifying its customer base and increasing sales to local advertisers, there can be no assurance that the tobacco industry will not further reduce advertising expenditures in the future either voluntarily or as a result of governmental regulations or as to what affect any such reduction may have on the Company.

In June 1997 several of the major tobacco companies in the U.S. and numerous state attorneys general reached agreement on a proposed settlement of litigation between such parties. The terms of this proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, is subject to numerous conditions, the most notable of which is the enactment of legislation by the federal government. At this time, it is uncertain when a definitive settlement will be reached, if at all, or what the terms of any such settlement will be.A reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's outdoor advertising revenues, may simultaneously increase the Company's available inventory, and could have a material adverse effect on the Company's results of operations. The Company believes, however, that it would be able to replace a substantial portion of revenues from tobacco advertising that would be eliminated due to such a settlement with revenues from other sources.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB)has issued Statement of Financial Accounting Standards (SFAS) No.128 "Earnings Per Share", which established a new accounting principle for the calculation of earnings per share. This SFAS is effective for accounting periods ending after December 15, 1997. Management does not believe that SFAS No. 128 will have a material impact on earnings per share for the periods presented.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income", which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company oes not expect a material impact on disclosures in the Company's financial statements.

ITEM 3.
            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Exhibit 27.1   Financial Data Schedule.  Filed herewith.

     (b)  Reports on Form 8-K

          Reports on Form 8-K were filed with the Commission during the quarter ended June 30, 1997 to report the following items as of the dates indicated:

               The Company filed on April 14, 1997 a report on Form 8-K reporting under Item 2 that it had completed the acquisition of the outstanding capital stock of Penn Advertising, Inc. ("Penn") for a cash purchase price of approximately $167.0 million and that it had agreed to sell certain outdoor advertising displays that it had acquired in Baltimore, Maryland to Universal Outdoor, Inc. ("UOUT") for a cash purchase price of $46.5 million. On June 12, 1997, the Company amended this report to report under Item 2 the completion of the sale to UOUT and to present under Item 7 the historical financial statements of Penn and pro forma financial information of the Company giving effect to the Penn acquisition and the subsequent sale of assets to UOUT.




                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAMAR ADVERTISING COMPANY

DATED: August 5, 1997                 BY /s/Keith Istre
                                      Keith A. Istre
                                      Chief Financial and Accounting Officer
                                      and Director