Form 10-Q
period 1997-09-30
LAMAR ADVERTISING CO
filed 1997-11-14
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1997

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

                  Yes    X            No
                      -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                          Outstanding as of
               Class                      November 10, 1997
          ---------------                -------------------
Class A Common Stock, $ .001 par value       18,648,001
Class B Common Stock, $ .001 par value       12,758,402

                                    CONTENTS

                                                               Page
                                                               ----
PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets as of
         October 31, 1996, December 31, 1996 and                1 - 2
         September 30, 1997

         Condensed Consolidated Statements of Earnings
         for the three months ended October 31, 1996
         and September 30, 1997 and the nine months ended
         October 31, 1996 and September 30, 1997                    3

         Condensed Consolidated Statements of Cash Flows
         for the nine months ended October 31, 1996
         and September 30, 1997                                 4 - 5

         Notes to Condensed Consolidated Financial
         Statements                                            6 - 10

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        11 - 16

ITEM 3. Quantitative and Qualitative Disclosures About
           Market Risks                                            16


PART II - OTHER INFORMATION
---------------------------


ITEM 6.  Exhibits and Reports on Form 8-K                     16 - 17

         Signatures                                                18

PART I  - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                      October 31,    December 31,   September 30,
                                       1996           1996           1997
                                       ----           ----           ----
                                                   (Unaudited)    (Unaudited)
ASSETS
------
Cash and cash equivalents              $  8,430          81,007         4,630

Receivables
  Trade accounts, net                    12,855          18,949        31,063
  Affiliates, related parties
    and employees                           348             558           713
  Other                                     327             141           946
                                       --------         -------        ------
    Net receivables                      13,530          19,648        32,722
Prepaid expenses                          1,973           3,939         9,731
Other current assets                      1,544           1,655         1,587
                                       --------         -------       -------
  Total current assets                   25,477         106,249        48,670
                                       --------         -------       -------

Property, plant and equipment           207,071         260,325       411,692
  Less accumulated depreciation
    and amortization                    (87,343)        (89,595)     (100,796)
                                       --------          ------       -------
    Net property, plant and equipment   119,728         170,730       310,896
                                       --------         -------       -------

Investment securities                     4,414           2,250         1,104
Intangible assets                        18,223          78,899       279,766
Receivables - noncurrent                    737             761         1,575
Deferred taxes                            2,463           6,862            -
Other assets                              2,147           2,405         4,479
                                       --------         -------       -------
                                        173,189         368,156       646,490
                                       ========         =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Trade accounts payable                  3,263           4,279         4,914
  Accrued expenses                       11,066           7,900        18,942
  Current maturities of long-term
    debt                                  3,815           4,088         5,365
  Deferred income                         5,793           6,484         7,185
                                       --------          ------       -------
      Total current liabilities          23,937          22,751        36,406
                                       --------          ------       -------

Long-term debt                          128,140         279,260       522,987
Deferred income                             811             847           865
Other liabilities                         1,260           1,535         2,301
Deferred tax liability                       --              --        16,391
                                       --------         -------       -------
      Total liabilities                 154,148         304,393       578,950
                                      ---------         -------       -------

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                          October 31,    December 31,  September 30,
                                             1996           1996           1997
                                             ----           ----           ----
                                                       (Unaudited)    (Unaudited)
STOCKHOLDERS' EQUITY
--------------------

Class A preferred stock, par
  value $638, $63.80 cumulative
  dividends, authorized 10,000
  shares; 5,719.49 shares issued and
  outstanding at October 31, 1996,
  December 31, 1996 and
  September 30, 1997, respectively               3,649         3,649        3,649

Class A common stock, $.001 par value.
 Authorized 50,000,000 shares;
 issued and outstanding 15,004,340
 shares 17,611,240 shares and 18,629,551
 shares at October 31, 1996, December
 31, 1996, and September 30, 1997,
 respectively                                       15            17           19

Class B common stock, $.001 par value.
 Authorized 25,000,000 shares;
 issued and outstanding 13,791,387
 shares, 13,716,387 shares, and
 12,758,402 shares at October 31, 1996,
 December 31, 1996 and September 30, 1997,
 respectively                                       14            14           13

Additional paid in capital                      38,060        92,258       93,223

Accumulated deficit                            (24,681)      (32,796)     (29,273)

Unrealized gain (loss) on investment
  securities net of deferred tax
  benefit/expense                                1,984           621          (91)
                                             ---------      --------     --------
  Stockholders' equity                          19,041        63,763       67,540
                                             ---------      --------     --------



  Total liabilities and
    stockholders' equity                     $ 173,189      $368,156     $ 646,490
                                             =========      ========     =========

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                   Three Months Ended         Nine Months Ended
                                October 31,  September 30,  October 31,  September 30,
                                    1996          1997         1996          1997
                                    ----          ----         ----          ----
Revenues
  Net advertising revenue        $  32,253     $  55,372     $  92,477     $ 143,016
  Other income                         184           113           513           424
                                 ---------     ---------     ---------     ---------
                                    32,437        55,485        92,990       143,440
                                 ---------     ---------     ---------     ---------
Operating expenses
  Outdoor advertising:
    Direct advertising
         expenses                   10,215        16,511        30,340        45,461
    Selling, general and
      administrative expenses        6,624        12,554        21,775        32,635
    Depreciation and
      amortization                   4,981        14,058        12,162        31,785
                                 ---------     ---------     ---------     ---------
                                    21,820        43,123        64,277       109,881
                                 ---------     ---------     ---------     ---------

    Operating income                10,617        12,362        28,713        33,559
                                 ---------     ---------     ---------     ---------

Non-operating (income)
         expense:
  Interest income                     (100)         (178)         (187)       (1,599)
  Interest expense                   3,484        10,356        11,614        25,760
  Loss on disposition
    of assets                          194          (143)          924           599
  Other expenses                       (12)          140            90           317
                                 ---------     ---------     ---------     ---------
                                     3,566        10,175        12,441        25,077
                                 ---------     ---------     ---------     ---------
Earnings before
  income taxes                       7,051         2,187        16,272         8,482
Income tax expense                   2,679         1,180         6,424         4,594
                                 ---------     ---------     ---------     ---------


Net earnings                         4,372         1,007         9,848         3,888
                                 =========     =========     =========     =========


Preferred stock dividends               91            91           274           365
                                 ---------     ---------     ---------     ---------

Net earnings applicable to
  common stock                       4,281           916         9,574         3,523
                                 =========     =========     =========     =========

Net earnings per common
  share                                .15           .03           .36           .11
                                 =========     =========     =========     =========

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                      Nine Months Ended   Nine Months Ended
                                                       October 31, 1996   September 30,1997
                                                      -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                 $  9,848          3,888

Adjustments to reconcile net earnings
  to net cash provided by operating activities:
    Depreciation and amortization                              12,162         31,785
    Loss on disposition of assets                                 924            599
    Deferred taxes                                              1,722         (1,297)
    Provision for doubtful accounts                               278            985
Changes in operating assets and liabilities:
    Decrease (Increase) in:
      Receivables                                                (205)        (8,295)
      Prepaid expenses                                            (87)            93
     Other assets                                               1,287           (816)
    Increase (Decrease) in:
      Trade accounts payable                                    1,085            (42)
      Accrued expenses                                          6,322          9,917
      Other liabilities                                           562              9
      Deferred income                                           1,934            533
                                                             --------       --------
        Net cash provided by operating
          activities                                           35,832         37,359
                                                             --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                       --         (1,338)
Acquisition of new markets                                    (15,748)      (377,710)
Capital expenditures                                          (20,915)       (24,664)
Proceeds from disposition of assets                               768         54,352
Purchase of intangible assets                                  (1,176)        (2,273)
                                                             --------       --------
      Net cash used in investing
        activities                                            (37,071)      (351,633)
                                                             --------       --------

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                  Nine Months Ended  Nine Months Ended
                                                   October 31,1996   September 30,1997
                                                  -----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                63,064                965
Principal payments on long-term debt                     (40,209)            (3,163)
Proceeds from issuance of notes payable                       --                 34
Proceeds from note offering                                   --            193,426
Proceeds under Bank Credit Agreement                      18,000            300,000
Principal payments under Bank Credit
  Agreement                                              (24,500)          (253,000)
Stock redemption                                          (7,962)                --
Dividends                                                   (524)              (365)
                                                        --------           --------
      Net cash provided in financing
      activities                                           7,869            237,897
                                                        --------           --------

Net increase (decrease) in cash and
  cash equivalents                                         6,630            (76,377)


Cash and cash equivalents at beginning
  of year                                                  1,800             81,007
                                                        --------           --------

Cash and cash equivalents at end of
  year                                                  $  8,430              4,630
                                                        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                  $  8,924             19,050
                                                        ========           ========

Cash paid for state and
  federal income taxes                                  $  3,451              4,244
                                                        ========           ========

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

         On December 17, 1996, the Board of Directors of the Company voted to change the Company's fiscal year so that the Company's fiscal year would end on December 31 of each year. The Company's last fiscal year ended on October 31, 1996. The two-month period from November 1, 1996 to December 31, 1996 was treated as a transition period that will not be a part of fiscal year 1996 or calendar year 1997, and was reported on a Form 10 Q/T. In light of the Company's public equity offering in fiscal 1996, this year end change was made to conform to predominant year ends within the industry.

         Earnings per common share are computed by dividing net earnings applicable to common stock by the weighted average number of common shares outstanding during each period (28,986,956 for the three months ended October 31, 1996, 26,395,554 for the nine months ended October 31, 1996, 31,958,902 for the three months ended September 30, 1997 and 31,978,773 for the nine months ended September 30, 1997). Weighted average shares for the three months ended September 30, 1997 and nine months ended September 30, 1997 include the effect of 639,236 shares and 602,053 shares, respectively, issuable upon the exercise of stock options calculated using the treasury stock method, respectively.

2.       Long-Term Debt

In November 1996, the Company commenced a tender offer for all of its $100,000 outstanding principal amount of 11% Senior Secured Notes due 2003 (the "1993 Notes"). As of September 30, 1997, approximately $98,500 of the 1993 Notes were tendered to the Company and retired. As a result of this tender offer and the extinguishment of other credit facilities, the Company incurred a loss on debt extinguishment of approximately $9,500, net of income tax benefit of $5,700.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


Also in November 1996, the Company issued $255,000 in principal amount of 9 5/8% Senior Subordinated Notes due 2006 (the "1996 Notes"), with interest payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997. The 1996 Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness of the Company and are senior to all existing and future subordinated indebtedness of the Company.

The 1996 Notes are redeemable at the Company's option at any time on or after December 31, 2001 at redemption prices specified by the indenture covering the 1996 Notes, and are required to be repurchased earlier in the event of a change of control of the Company. The indenture covering the Notes includes certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

In December 1996, the Company entered into a credit facility (the "Bank Credit Agreement") with a syndicate of financial institutions which replaced the Company's then existing bank credit facilities. The Bank Credit Agreement provides the Company with a committed $225,000 revolving credit facility and a $75,000 incremental term facility funded at the discretion of the lenders. Availability of the line under the revolving facility will be reduced over a five year period from 1999 to 2003 and will bear interest at a variable rate of interest based upon an applicable margin over prime or the LIBOR rate. The term loan will amortize over six years beginning in 1999. The Bank Credit Agreement is guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The Bank Credit Agreement contains various restrictive covenants which require that the Company meet certain minimum leverage and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital expenditures and dispositions of assets, and other restrictions. In September 1997, the Company amended certain financial and other covenants in the Bank Credit Facility, including increases in permitted capital expenditures and permitted
acquisitions.   As of September 30, 1997 there was $47,000 outstanding under the Bank Credit Agreement.

In September 1997, the Company issued $200,000 in principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes") with interest payable semi-annually on March 15 and September 15 of each year, commencing March 15, 1998. The 1997 Notes are senior subordinated unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1996 Notes and are senior to all existing and future subordinated indebtedness of the Company.

The redemption provisions and restrictive covenants contained in the indenture covering the 1997 Notes are identical to those contained in the indenture covering the 1996 Notes.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

3.       Acquisitions

Effective November 1, 1996, the Company purchased all of the outstanding capital stock of FKM Advertising Co., Inc. for a cash purchase price of approximately $40,000, and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total cash purchase price of approximately $60,500.

Effective April 1, 1997, the Company acquired all of the outstanding capital stock of Penn Advertising, Inc. for a cash purchase price of approximately $167,000. The Company subsequently sold approximately 16% of the displays acquired to Universal Outdoor, Inc. for a cash purchase price of $46,500.

On May 15, 1997, the Company acquired all of the outstanding capital stock of McWhorter Advertising, Inc. for a cash purchase price of $8,500.

On June 3, 1997, the Company purchased substantially all of the assets of Headrick Outdoor, Inc. for a cash price of $76,600. Simultaneous with the acquisition, the Company sold approximately 9% of the outdoor displays acquired for a total sales price of $6,000.

On August 15, 1997 the Company purchased from Outdoor Systems, Inc. ("OSI"), for a cash purchase price of approximately $116,000 (excluding approximately $2,000 in capitalized costs), certain outdoor advertising assets that OSI had acquired from National Advertising Company ("3M").

Each of these acquisitions were accounted for under the purchase method of accounting. The following is a summary of the allocation of the acquisition costs in the above transactions.





Current assets                                  13,128
Property, plant, and equipment                 177,662
Intangibles                                    261,170
Current liabilities                              2,311
Long-term liabilities                            1,001
Deferred tax liabilities                        29,084

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


Summarized below are certain unaudited pro forma statement of operations data for the three months ended October 31, 1996 and September 30, 1997 and nine months ended October 31, 1996 and September 30, 1997 as if each of these acquisitions had been consummated as of February 1, 1996. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                Three months ended           Nine months ended
                             October 31,  September 30,  October 31,  September 30,
                                1996         1997            1996         1997
                                ----         ----            ----         ----
Revenues, net                  $ 56,193    $ 58,124       $160,640   $ 168,924
                                 ======      ======        =======     =======

Net loss, applicable to
  common stock                      136         151         (4,331)     (3,949)
                                 ======      ======        =======     =======

Net (loss) per common share        .005        .005           (.15)       (.12)
                                 ======      ======        =======     =======



4.       Stockholders Equity

In November 1996, the Company completed an offering of 2,530,000 shares of its Class A Common Stock at a price to the public of $23.00 per share. This transaction resulted in a $54,171 increase in total stockholder's equity after deducting commissions and fees related to the transaction.


5.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to the 1996 Notes and 1997 Notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                                        Nine Months Ended September 30, 1997
                                        ------------------------------------
                                                    (Unaudited)
Current assets                                          588
Total assets                                            642
Total liabilities                                       354
Venturers' equity                                       288
Revenues                                                677
Net income                                              354

ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         As a result of the change in the Company's year end from October 31 to December 31, the results of operations set forth in the accompanying financial statements reflect the three month period ended September 30, 1997 and October 31, 1996, and the nine month period ended September 30, 1997 and October 31, 1996. As a result, the results of operations do not reflect comparative periods. As an aid to understanding and comparing the Company's operating results, the following table sets forth results of operations for the three month period ended September 30, 1996 and 1997, and the nine month period ended September 30, 1996 and 1997. The discussion that follows compares these two periods.

                                 Three Months Ended             Nine Months Ended
                             September 30,  September 30,   September 30,  September 30,
                                  1996         1997              1996         1997
                                  ----         ----              ----         ----
Outdoor advertising net        $ 31,729      $ 55,372          $ 90,226      $143,016
Other income                        184           113               479           424
                               --------      --------          --------      --------
                                 31,913        55,485            90,705       143,440

Direct advertising expenses       9,916        16,511            31,024        45,461
General and administrative
expenses                          7,821        12,554            22,684        32,635
Depreciation and
amortization                      4,475        14,058            11,510        31,785
                               --------      --------          --------      --------
                                 22,212        43,123            65,218       109,881
                               --------      --------          --------      --------

Operating income                  9,701        12,362            25,487        33,559
                               --------      --------          --------      --------

Other expenses (income)

Interest income                     (90)         (178)             (181)       (1,599
Interest expense                  3,846        10,356            11,829        25,760
Other expenses (income)             176            (3)              996            91
                               --------      --------          --------      --------
                                  3,932        10,175            12,644        25,077
                               --------      --------          --------      --------
Earnings before income
  taxes                           5,769         2,187            12,843         8,482

Income tax expense                2,323         1,180             5,152         4,594
                               --------      --------          --------      --------

Net earnings                      3,446         1,007             7,691         3,888
                               ========      ========          ========      ========

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. Forward-looking statements contained in the following discussion are expectations only and there can be no assurance that actual results will not materially differ from these expectations. This discussion should be read in conjunction with the financial statements and related notes of the Company. See also "Important Factors Regarding Forward-Looking Statements" included as Exhibit

99.1 to the Company's Annual Report on Form 10-K for the year ended October 31, 1996.


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net revenues increased $52.7 million or 58.1% to $143.4 million for the nine months ended September 30, 1997. This increase was the result of a (i) $46.8 million increase in billboard net revenues, of which $36.6 million is attributable to the Company's acquisitions of FKM Outdoor Advertising Co., Outdoor East, L.P., Revere National Corporation, Penn Advertising, Inc., McWhorter Advertising, Inc., Headrick Outdoor, Inc. and National Advertising Company with the remaining $10.2 million attributable to existing operations, and a (ii) $5.6 million increase in logo sign revenue due to the completion of development of the new state logo sign franchises awarded and acquired in 1996 and the continued expansion of the Company's existing logo sign franchises.
Net billboard advertising revenue for the nine month period ended September 30, 1997 was $126.1 million and net logo sign revenue was $15.0 million.

Operating expenses, exclusive of depreciation and amortization, increased $24.4 million or 45.4% for the nine months ended September 30, 1997 as compared to the same period in 1996. This was primarily the result of the additional operating expenses related to acquisitions of outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $20.3 million or 176.2% from $11.5 million for the nine months ended September 30, 1996 to $31.8 million for nine months ended September 30, 1997 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income increased $8.1 million or 31.7% to $33.6 million for nine months ended September 30, 1997 from $25.5 million for the same period in 1996.

Interest income increased $1.4 million as a result of earnings on excess cash investments made during the period. Interest expense increased $13.9 million from $11.8 million for the nine months ended September 30, 1996 to $25.8 million for nine months ended September 30, 1997 as a result of interest expense on the 1996 Notes and borrowings under the Bank Credit Facility.

Income tax expense decreased $0.6 million or 10.8 % to $4.6 million for the nine months ended September 30,1997 as compared to the same period in 1996.

As a result of the above factors, the Company recognized net earnings for the nine months ended September 30, 1997 of $3.9 million, as compared to $7.7 million for the same period in 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Net revenues for the three months ended September 30, 1997 increased $23.6 million or 73.9% to $55.5 million from $31.9 million for the same period in 1996.

         Operating expenses, exclusive of depreciation and amortization, for the three months ended September 30, 1997 increased $11.3 million or 63.9% over the same period in 1996.

         Depreciation and amortization expense increased $9.6 million or 214.1% from $4.5 million for three months ended September 30, 1996 to $14.1 million for the three months ended September 30, 1997.

         Due to the above factors, operating income increased $2.7 million or 27.4% from $9.7 million for the three months ended September 30, 1996 to $12.4 million for the same period in 1997.

         Interest expense increased $6.5 million from $3.8 million for the three months ended September 30, 1996 to $10.4 million for the same period in 1997.

         Income tax expense for the period decreased $1.1 million from $2.3 million for the three months ended September 30, 1996 to $1.2 million for the same period in 1997.

         As a result of the above factors, the Company recognized net earnings for the three months ended September 30, 1997 of $1.0 million as compared to $3.4 million for the three months ended September 30, 1996.

         The results for the three months ended September 30, 1997 were affected by the same factors as the nine months ended September 30, 1997. Reference is made to the discussion of the nine month results.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

In November and December of 1996, the Company engaged in several transactions which significantly changed its capital structure and positioned it to expand operations through acquisitions. These transactions were: (i) a public offering of 2,530,000 shares of Class A Common Stock at $23 per share, (ii) a tender offer that retired approximately $98.5 million of the 1993 Notes (iii) an offering of $255 million in principal amount of the 1996 Notes, and (iv) entering into the Bank Credit Agreement, which consists of a committed $225 million revolving credit facility (the "Revolving Facility") and a $75 million incremental facility (the "Incremental Facility") funded at the discretion of the lenders. The Bank Credit Agreement replaced the Company's previous bank credit facilities.

Net proceeds to the Company, after underwriting discounts, from the equity and

1996 Note offerings were $55.4 million and $248.0 million, respectively. These proceeds were used to extinguish outstanding bank debt of approximately $47.0 million, fund the tender offer for the 1993 Notes, purchase Outdoor East for $60.5 million and pay investment banking fees as well as other related costs of approximately $12.0 million related to the above transactions. The balance of approximately $85 million was used for acquisitions (including a portion of the purchase price of the Penn acquisition) and to fund operations.

The Company has primarily used the Bank Credit Agreement to finance its acquisition activity. In this regard, the Company borrowed approximately $48 million and $66 million under the Bank Credit Agreement to finance the Penn acquisition and Headrick acquisition, respectively, in each case after giving effect to proceeds received by the Company from the disposition of certain assets acquired in these acquisitions, which were applied to reduce the amount outstanding under the Bank Credit Agreement. In addition, the Company completed the 3M Acquisition in August 1997, which was financed with $74 million in borrowings under the Revolving Facility and $40 million of borrowing under the Incremental Facility.

In September 1997, the Company completed the offering of $200 million in principal amount of the 1997 Notes, the net proceeds of which (approximately $193.4 million) were used to repay amounts then outstanding under the Bank Credit Agreement. Following the application of such proceeds, approximately $172 million was available under the Revolving Facility and $75 million was available but not committed under the Incremental Facility. In connection with the offering of the 1997 Notes, the Company amended certain financial and other covenants in the Bank Credit Agreement, including an increase in permitted capital expenditures from 20% of the Company's EBITDA to 35% of the Company's EBITDA and an increase in the size of permitted acquisitions from $50 million to $100 million.

The Company's net cash provided by operating activities was $37.4 million for the nine months ended September 30, 1997 due to the Company's net earnings of $3.9 million, non-cash items of $32.1 million (including depreciation and amortization of $31.8 million), an increase in receivables of $8.3 million, and an increase in accrued expenses of $9.9 million. Net cash used in investing activities was $351.6 million for the nine months ended September 30, 1997 due to an increase in notes receivable of $1.3 million, acquisitions of new markets of $377.7 million, (offset by proceeds from dispositions of assets of $54.4 million), capital expenditures of $24.7 million, and purchases of intangible assets of $2.3 million. Net cash provided by financing activities was $237.9 million for the nine months ending September 30, 1997 due to proceeds from issuance of notes payable to banks of $300 million and proceeds from note offering of $193.4 million offset by principal payments on long-term debt of $3.2 million and principal payments on notes payable to banks of $253 million. The items described above yield a net decrease in cash and cash equivalents of $76.4 million for the nine months ending September 30, 1997.

The Company believes that internally generated funds and funds available for borrowing under the Bank Credit Agreement will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance its current operations.

Regulation of Tobacco Advertising

Approximately 10% of the Company's billboard advertising net revenues and 8% of consolidated net revenues in fiscal 1996 came from the tobacco products industry, compared to 9% of billboard advertising net revenues for fiscal 1995, 7% for fiscal 1994 and 1993, 12% for fiscal 1992 and 17% for fiscal 1991. The percentage for the nine months ended September 30, 1997 on a historical basis was approximately 9%, and on a proforma basis giving effect to the Company's acquisitions of FKM, Outdoor East, Penn and 3M was approximately 9%. Manufacturers of tobacco products, principally cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. Although the Company has attempted to replace tobacco advertising by diversifying its customer base and increasing sales to local advertisers, there can be no assurance that the tobacco industry will not further reduce advertising expenditures in the future either voluntarily or as a result of governmental regulations or as to what affect any such reduction may have on the Company.

In June 1997 several of the major tobacco companies in the U.S. and numerous state attorneys general reached agreement on a proposed settlement of litigation between such parties. The terms of this proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, is subject to numerous conditions, the most notable of which is the enactment of legislation by the federal government. At this time, it is uncertain when a definitive settlement will be reached, if at all, or what the terms of any such settlement will be. A reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's outdoor advertising revenues, may simultaneously increase the Company's available inventory, and could have a material adverse effect on the Company's results of operations. The Company believes, however, that it would be able to replace a substantial portion of revenues from tobacco advertising that would be eliminated due to such a settlement with revenues from other sources.

In addition, the states of Florida and Mississippi have entered into separate settlements of litigation with the tobacco industry. These settlements are not conditioned on federal government approval and provide for the elimination of all outdoor advertising of tobacco products by February 1998 in such states. The Company operates approximately 4,200 outdoor advertising displays in seven markets in Florida and approximately $1.4 million of its approximately $17.0 million in net revenues in Florida for the fiscal year ended October 31, 1996 were attributable to tobacco advertising. In addition, the Company operates approximately 2,600 outdoor advertising displays in three markets in Mississippi and approximately $0.6 million of its approximately $7.8 million in net revenues in Mississippi for the fiscal year ended October 31, 1996 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor advertising revenues.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share", which established a new accounting principle for the calculation of earnings per share. This SFAS is effective for accounting periods ending after December 15, 1997. Management does not believe that SFAS No. 128 will have a material impact on earnings per share for the periods presented.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income", which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this standard is not expected to have a material impact on disclosures in the Company's financial statements.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard. However, the Company does not expect a material impact on disclosures in the Company's financial statements.


ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

         Exhibit 2.1              Asset Purchase Agreement dated as of August 15, 1997 between The Lamar Corporation and
                                  Outdoor Systems, Inc.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on August 27, 1997 and incorporated herein by reference.

         Exhibit 4.1              Form of 8 5/8% Senior Subordinated Notes due 2007.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on September 30,
                                  1997 and incorporated herein by reference.

         Exhibit 4.2              Indenture dated September 25, 1997 between Lamar


                                  Advertising Company, certain of its subsidiaries, and State Street Bank and Trust Company, as trustee.  Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 30, 1997 and incorporated herein by reference.

         Exhibit 10.1             Exchange and Registration Rights Agreement dated September 25, 1997 between Lamar
                                  Advertising Company and Chase Securities Inc., Smith Barney Inc., BT Alex. Brown
                                  Incorporated and Montgomery Securities.  Previously filed as Exhibit 10.1 to the
                                  Company's Current Report on Form 8-K filed with the Commission on September 30, 1997 and incorporated herein by reference.

         Exhibit 10.2             Amendment No. 2 to Credit Agreement dated as of September 12, 1997 between Lamar
                                  Advertising Company, certain of its subsidiaries, the lenders party thereto and The
                                  Chase Manhattan Bank, as administrative agent.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 30,
                                  1997 and incorporated herein by reference.

         Exhibit 27.1             Financial Data Schedule.  Filed herewith.


         (b)     Reports on Form 8-K

         Reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997 to report the following items as of the dates indicated:

         o The Company filed on August 27, 1997 a report on Form 8-K reporting under Item 2 that a wholly-owned subsidiary of the Company had completed the acquisition (the "3M Acquisition") from Outdoor Systems, Inc. ("OSI"), for a cash purchase price of approximately $116.0 million (excluding approximately $2.0 million in capitalized costs), certain outdoor advertising assets that OSI had acquired from National Advertising Company, previously a wholly-owned subsidiary of Minnesota Mining and Manufacturing Company ("3M"). On October 27, 1997, the Company amended this report to present under Item 7 a statement of assets acquired and liabilities assumed by the Company in the 3M Acquisition, a related statement of revenues and expenses, and pro forma financial information of the Company giving effect to the 3M Acquisition.

         o The Company filed on September 30, 1997 a report on Form 8-K reporting under Item 5 the private placement of $200,000,000 aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007 and the amendment of the Company's credit facility with a syndicate of commercial banks.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LAMAR ADVERTISING COMPANY

DATED: November 13, 1997              BY    /s/ Keith Istre
                                         ----------------------------
                                      Keith A. Istre
                                      Chief Financial and Accounting Officer
                                      and Director

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER                            DEFINITION
         -------                           ----------
         Exhibit 2.1              Asset Purchase Agreement dated as of August 15, 1997 between The Lamar Corporation and
                                  Outdoor Systems, Inc.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on August 27, 1997 and incorporated herein by reference.

         Exhibit 4.1              Form of 8 5/8% Senior Subordinated Notes due 2007.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on September 30,
                                  1997 and incorporated herein by reference.

         Exhibit 4.2              Indenture dated September 25, 1997 between Lamar Advertising Company, certain of its subsidiaries, and State Street Bank and Trust Company, as trustee.  Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on September 30, 1997 and incorporated herein by reference.

         Exhibit 10.1             Exchange and Registration Rights Agreement dated September 25, 1997 between Lamar
                                  Advertising Company and Chase Securities Inc., Smith Barney Inc., BT Alex. Brown
                                  Incorporated and Montgomery Securities.  Previously filed as Exhibit 10.1 to the
                                  Company's Current Report on Form 8-K filed with the Commission on September 30, 1997 and incorporated herein by reference.

         Exhibit 10.2             Amendment No. 2 to Credit Agreement dated as of September 12, 1997 between Lamar
                                  Advertising Company, certain of its subsidiaries, the lenders party thereto and The
                                  Chase Manhattan Bank, as administrative agent.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 30,
                                  1997 and incorporated herein by reference.

         Exhibit 27.1             Financial Data Schedule.  Filed herewith.