Form 10-K
period 1997-12-31
LAMAR ADVERTISING CO
filed 1998-03-30
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-12407

LAMAR ADVERTISING COMPANY
(Exact name of registrant as specified in its charter)

Delaware                                                              72-1205791
(State or other jurisdiction of incorporation or organization         I.R.S. Employer Identification No.)

5551 Corporate Blvd., Baton Rouge, LA                                 70808
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (504) 926-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: Senior Subordinated Notes due 2006

Name of each Exchange on which registered: New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Class A Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 16, 1998: $815,088,636

The number of shares of the registrant's Class A Common Stock outstanding as of March 16, 1998: 28,692,247

The number of shares of the registrant's Class B Common Stock outstanding as of March 16, 1998: 18,762,912

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference into Part III of this Form 10-K.

                   NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lamar Advertising Company ("Lamar" or the "Company") contains forward-looking statements concerning, among other things, the Company's expected future revenues, operations and expenditures, competitors or potential competitors, acquisition activity, application for and retention of logo sign franchises and the regulation of the outdoor advertising industry. These forward-looking statements represent the expectations of Lamar's management as of the filing date of this Form 10-K. The Company's actual results could differ materially from those anticipated by the forward-looking statements due to a number of factors, including (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies acquired by Lamar and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and
(vi) the risks and uncertainties described under the caption "Factors Affecting Future Operating Results" under Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. It conducts a business that has operated under the Lamar name since 1902. As of December 31, 1997, the Company operated approximately 43,000 outdoor advertising displays in 24 states and, after giving effect to the Company's acquisitions of Ragan Outdoor and Derby Outdoor in January 1998 and Pioneer Outdoor in February 1998, the Company operated approximately 47,000 outdoor advertising displays in 26 states. The Company provides a full array of poster and bulletin displays in 59 of the markets in which it currently operates. In its remaining markets, the Company operates high-profile bulletin displays along interstate and other major highways. The Company also operates the largest logo sign business in the United States. Logo signs are erected pursuant to state-awarded franchises on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. The Company currently operates logo sign franchises in 18 of the 22 states that have a privatized logo sign program. As of December 31, 1997, the Company maintained over 22,300 logo sign structures containing over 68,600 logo advertising displays. In addition, the Company operates the tourism signage franchises in four states and the province of Ontario, Canada. The Company has also expanded into the transit advertising business through the operation of displays on bus shelters, bus benches and buses in 13 of its primary markets, three markets in the state of South Carolina, one market in Utah, and one market in the state of Georgia.

The Company's strategy is to be the leading provider of outdoor advertising in each of the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets. Important elements of the Company's strategy are its decentralized management structure and its focus on providing high quality local sales and service. In order to be more responsive to local market demands, the Company offers a full complement of outdoor advertising services coupled with local production facilities, management and account executives through its local offices. Local advertising constituted approximately 80% of the Company's outdoor advertising net revenues in 1997, which management believes is higher than the industry average. While maintaining its local focus, the Company seeks to expand its operations within existing and contiguous markets. The Company also pursues expansion opportunities, including acquisitions, in additional markets. In the logo sign business, the Company's strategy is to maintain its position as the largest operator of logo signs in the U.S. by expanding through the addition of state logo franchises as they are awarded and through possible acquisitions. The Company may also pursue expansion opportunities in transit and other out-of-home media that the Company believes will enable it to leverage its management skills and market position.

MARKETS

As of December 31, 1997, the Company's 64 primary outdoor advertising markets were:

                         Mobile, Alabama                                    Hattiesburg, Mississippi
                         Montgomery, Alabama                                Jackson, Mississippi
                         Phoenix, Arizona                                   Kansas City, Missouri
                         Sacramento, California                             Osage Beach, Missouri
                         Colorado Springs, Colorado                         Buffalo, New York
                         Denver, Colorado                                   Rochester, New York
                         Daytona Beach, Florida                             Syracuse, New York
                         Fort Myers, Florida                                Elizabethtown, North Carolina
                         Fort Walton, Florida                               Dayton, Ohio
                         Lakeland, Florida                                  Youngstown, Ohio
                         Panama City, Florida                               Allentown, Pennsylvania
                         Pensacola, Florida                                 Altoona, Pennsylvania
                         Tallahassee, Florida                               Erie, Pennsylvania
                         Albany, Georgia                                    Reading, Pennsylvania
                         Atlanta, Georgia                                   Williamsport, Pennsylvania
                         Augusta, Georgia                                   York, Pennsylvania
                         Savannah, Georgia                                  Columbia, South Carolina
                         Valdosta, Georgia                                  Clarksville, Tennessee
                         Lexington, Kentucky                                Knoxville, Tennessee
                         Louisville, Kentucky                               Nashville, Tennessee
                         Alexandria, Louisiana                              Beaumont, Texas
                         Baton Rouge, Louisiana                             Brownsville, Texas
                         Hammond, Louisiana                                 Corpus Christi, Texas
                         Houma, Louisiana                                   Houston, Texas
                         Lafayette, Louisiana                               Laredo, Texas
                         Lake Charles, Louisiana                            Wichita Falls, Texas
                         Monroe, Louisiana                                  Richmond, Virginia
                         New Orleans, Louisiana                             Roanoke, Virginia
                         Shreveport, Louisiana                              Bluefield, West Virginia
                         Detroit, Michigan                                  Bridgeport, West Virginia
                         Grand Rapids, Michigan                             Huntington, West Virginia
                         Gulfport, Mississippi                              Wheeling, West Virginia

In addition, during January 1998 the Company acquired outdoor advertising properties in Rockford, Illinois, Cedar Rapids, Iowa and Quad Cities Illinois-Iowa from Ragan Outdoor and in Rapid City, South Dakota from Derby Outdoor. In February 1998, the Company acquired outdoor advertising displays in two markets in Arkansas and Missouri from Pioneer Outdoor.

In March 1998, the Company signed a definitive agreement to purchase the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C., which operates approximately 4,000 displays out of four primary offices located in Spokane, Washington, Boise, Idaho, Casper, Wyoming and Billings, Montana. The acquisition, which the Company expects to complete in April 1998, is subject to regulatory approval and satisfaction of other customary closing conditions.

As of December 31, 1997, the Company operated the logo sign franchises for the following states:

                         Florida                                            Nevada
                         Georgia                                            New Jersey
                         Kansas                                             Ohio
                         Kentucky                                           Oklahoma
                         Michigan                                           South Carolina
                         Minnesota                                          Tennessee
                         Mississippi                                        Texas
                         Missouri                                           Utah
                         Nebraska                                           Virginia

BUSINESS STRATEGY

OUTDOOR ADVERTISING

The Company's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets. This strategy includes the following elements:

OPERATING STRATEGY:

HIGH QUALITY LOCAL SALES AND SERVICE. The Company identifies and closely monitors the needs of its customers and seeks to provide them with quality advertising products at a lower cost than competitive media. The Company believes it has a reputation for providing excellent customer service and quality outdoor advertising space and displays.

At December 31, 1997, the Company's 231-person sales force was supported by 53 full-service offices. In markets with such offices, the Company has recruited and trained a skilled sales force, placing an emphasis on market research and use of artistic creativity. Each salesperson is compensated under a performance-based compensation system and supervised by a sales manager executing a coordinated marketing plan. Art departments assist local customers in the development and production of creative, effective advertisements. The Company believes repeat sales are evidence that the Company delivers quality products and services.

CENTRALIZED CONTROL/DECENTRALIZED MANAGEMENT. Management believes that, in 51 of the 64 markets in which the Company operated at December 31, 1997, the Company is the only outdoor advertising company offering a full complement of outdoor advertising services coupled with local production facilities, management and account executives. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands.

The Company maintains centralized accounting and financial control over its local operations, but local managers are responsible for the day-to-day operations in each local market and are compensated according to that market's financial performance. Each local manager reports to one of six regional managers who in turn report to the Company's Chief Executive Officer. Management believes empowering local management and sales personnel to respond to market conditions has been a major factor in the Company's success.

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

MIDDLE MARKET FOCUS. The Company's leading position in 54 of the 64 outdoor advertising markets in which the Company operated at December 31, 1997 is a result of a successful operating strategy dedicated to growth and acquisitions primarily within the target range of markets having a population ranking between 50 and 250. Management believes that operating in these markets provides certain advantages, including the benefits of a diverse and reliable mix of local advertisers, geographic diversification and an ability to package inventory effectively.

EFFECTIVE USE OF TECHNOLOGICAL ADVANCES. The Company seeks to capitalize on technological advances that enhance its productivity and increase its ability to effectively respond to its customers' needs. The Company's continued investment in equipment and technology provides for greater ongoing benefits in the areas of sales, production and operations.

GROWTH STRATEGY:

INTERNAL GROWTH. Within its existing markets, the Company enhances revenue and cash flow growth by employing highly targeted local marketing efforts to improve display occupancy rates and by selectively increasing advertising rates. This strategy is facilitated through its local sales and service offices, which allow management to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing structures and constructing new display faces in order to provide quality service to its current customers and to attract new advertisers.

ACQUISITIONS. Aggressive internal growth is enhanced by focused strategic acquisitions, resulting in increased operating efficiencies, greater geographic diversification and increased market penetration. The Company has demonstrated its ability to grow successfully through acquisitions, having completed over 106 acquisitions since 1983, 24 of which were completed in 1997. In addition to acquiring positions in new markets, the Company purchases smaller outdoor advertising properties within existing or contiguous markets. Acquisitions offer opportunities for inter-market cross-selling and the opportunity to centralize and combine accounting and administrative functions, thereby achieving economies of scale. In addition, the Company leverages its reputation for high quality local sales and service by taking advantage of opportunities to acquire high-profile bulletin displays that may become available in larger markets. The Company believes that there will be future opportunities for implementing the Company's acquisition strategy given the industry's fragmentation and current consolidation trends.

During 1997, the Company increased the number of outdoor advertising displays it operates by approximately 47% by completing 24 strategic acquisitions. Certain of the Company's principal acquisitions are described below:

PENN ADVERTISING, INC.

On April 1, 1997, the Company acquired all of the outstanding capital stock of Penn Advertising, Inc. ("Penn") for a cash purchase price of approximately $167.0 million. Pursuant to the Penn acquisition, the Company acquired a total of 8,500 outdoor advertising displays throughout the states of Maryland, New York and Pennsylvania. On June 3, 1997, the Company sold approximately 1,450 of these displays in Baltimore, Maryland to Universal Outdoor, Inc. for a cash purchase price of approximately $46.5 million. The acquisition of Penn expanded the Company's presence in Pennsylvania and gave the Company an entry into New York.

MCWHORTER ADVERTISING, INC.

On May 15, 1997, the Company acquired all of the outstanding stock of McWhorter Advertising, Inc. ("McWhorter") for a cash purchase price of $8.5 million. Pursuant to the McWhorter acquisition, the Company acquired approximately 1,050 displays in West Virginia.

HEADRICK OUTDOOR, INC.

On June 4, 1997, the Company acquired substantially all of the assets of Headrick Outdoor, Inc. for a cash purchase price of $76.6 million. Simultaneously with the Headrick acquisition, the Company sold approximately 9% of the outdoor advertising displays acquired from Headrick for $6.0 million in cash. The Headrick acquisition added approximately 3,200 bulletins in ten southeastern and midwestern states.

NATIONAL ADVERTISING COMPANY

On August 15, 1997, the Company acquired from Outdoor Systems, Inc. ("OSI"), for a cash purchase price of approximately $116.0 million (excluding approximately $2.0 million in capitalized costs), certain outdoor advertising assets that OSI had acquired from National Advertising Company, a wholly-owned subsidiary of Minnesota Mining and Manufacturing Company (the "3M Acquisition"). Pursuant to the 3M Acquisition, the Company acquired approximately 1,745 bulletin displays in the following ten markets: Phoenix, Arizona; Sacramento, California; Denver, Colorado; Atlanta, Georgia; Louisville, Kentucky; New Orleans, Louisiana; Detroit and Grand Rapids, Michigan; Kansas City, Missouri; and Houston, Texas. The acquisition marked the Company's entry into the states of Arizona, California and Michigan and its expansion into the 50 largest U.S. markets.

RECENT ACQUISITIONS

In January and February of 1998, the Company acquired Ragan Outdoor, Derby Outdoor and Pioneer Outdoor for an aggregate cash purchase price of approximately $50.2 million. In the Ragan acquisition, the Company acquired approximately 1,492 outdoor advertising displays in Rockford, Illinois, Cedar Rapids, Iowa and Quad Cities, Illinois-Iowa. In the Derby acquisition, the Company acquired approximately 455 displays Rapid City, South Dakota, and in the Pioneer acquisition the Company acquired approximately 2,350 outdoor advertising displays in two additional markets in Missouri. These acquisitions extended the Company's operations into the states of Iowa and South Dakota.

In addition, in March 1998 the Company signed a definitive agreement to purchase the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C. ("Northwest") for a cash purchase price of approximately $68.5 million. Northwest operates approximately 4,000 displays out of four primary offices located in Spokane, Washington, Boise, Idaho, Casper, Wyoming and Billings, Montana. The acquisition, which the Company expects to complete in April 1998, is subject to receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. Until such conditions are met, there can be no assurance that the acquisition will be completed as contemplated.

LOGO SIGNS

The Company entered the business of logo sign advertising in 1988. The Company is now the largest provider of logo sign services in the United States, operating 18 of the 22 privatized state logo sign franchises. The Company's strategy is to continue to be the leading logo sign provider in the country. The Company also operates the tourism signing franchises in four states and the province of Ontario, Canada.

Adopting many of the decentralized operational strategies of the outdoor advertising division, the Company's logo sign division maintains contacts and local sales offices in each of the states in which it operates. Relationships with customers are developed and maintained at the state level; accounting, MIS and certain administrative functions are centralized at the Company's headquarters.

As the industry leader, the Company has gained significant operating experience and compiled a database of information it believes is unequalled in this industry. The Company shares its knowledge and database information with state highway departments initiating new logo sign programs, and believes this interaction provides significant advantages when seeking new logo sign franchises.

The Company believes its market-leading position in the logo sign industry will continue to increase as additional states privatize their logo sign programs and recognize the track record and core competency of the Company in building and servicing logo sign programs. The Company plans to pursue additional logo sign franchises, through both new franchise awards and, possibly, the acquisition of other logo sign franchise operators. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government owned and operated programs to privately owned and operated programs. Furthermore, the Company plans to pursue additional tourism signing programs in Canada and is seeking to expand into other state-authorized signage programs, such as those involving directional signs providing tourist information.

TRANSIT AND OTHER

The Company has recently expanded into the transit advertising business through the operation of displays on bus shelters, benches and buses in 13 of its outdoor advertising markets, three markets throughout the state of South
Carolina, one market in Utah and one market in the state of Georgia.   The
Company plans to continue pursuing transit advertising opportunities that arise in its primary markets and to expand into other markets.

With the growth in wireless communication, particularly the buildout of personal communications services systems following the recent FCC allocation of radio spectrum, the Company is exploring ways to realize additional revenue by contracting with communications providers for use of the Company's billboard structures to attach transmission and reception devices. The Company has agreements with four of the largest potential wireless communication service providers regarding possible future use of its billboards.

COMPANY OPERATIONS

OUTDOOR ADVERTISING

SALES AND SERVICE:

The Company conducts its outdoor advertising operations through local offices in each of the 64 markets in which the Company operated at December 31, 1997. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands and provides greater incentives to employees. The Company's management policy is one of centralized accounting and financial control coupled with decentralized sales and production. Local managers in 53 of the Company's markets are responsible for the day-to-day operations of their office and are compensated according to the Company's financial performance in that market. Each local manager reports to one of six regional managers who in turn report to the Company's Chief Executive Officer.

INVENTORY:

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

STANDARDIZED POSTERS generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for these posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Standardized posters are concentrated on major traffic arteries.

JUNIOR POSTERS usually are 6 feet high by 12 feet wide (72 square feet). Displays are prepared and mounted in the same manner as standardized posters, except that vinyl sheets are not typically used on junior posters. Most junior posters, because of their smaller size, are concentrated on city streets and target pedestrian traffic.

For the year ended December 31, 1997, approximately 61% of the Company's outdoor advertising net revenues were derived from bulletin sales and 39% from poster sales. The Company regularly donates unoccupied display space for use by charitable and civic organizations.

The physical structures are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See
Item 2.  -- "Properties."

Bulletin space is generally sold as individually selected displays, usually located on an interstate highway or other main road, for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called "showings," which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. Bulletin space is generally sold for 12 month periods. Poster space averages between 30 and 90 days.

PRODUCTION:

The Company's local production staffs in 53 of its markets perform the full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

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

CATEGORIES OF BUSINESS:

The following table sets forth the top ten categories of business from which the Company derived its outdoor advertising revenues for 1997 and the respective percentages of such revenue. These business categories accounted for approximately 73% of the Company's total outdoor advertising net revenues in the year ended December 31, 1997. No one advertiser accounted for more than 3.0% of the Company's total outdoor advertising net revenues in that period.

                                  CATEGORIES                                  PERCENTAGE NET ADVERTISING REVENUES
         Restaurants                                                                          13%
         Retailers                                                                            11%
         Hotels and motels                                                                     9%
         Tobacco products                                                                      9%
         Automotive                                                                            7%
         Hospitals and medical care                                                            6%
         Service                                                                               5%
         Miscellaneous                                                                         5%
         Gaming                                                                                4%
         Amusement - entertainment and sport                                                   4%
                                                                                            -------
         Total                                                                                73%
                                                                                              ===

Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressure and other factors. Because tobacco advertisers tend to occupy displays in highly desirable locations, the Company historically has been able to attract substitute advertising for space which has become unoccupied as a result of reduced tobacco product advertisements, and management believes that the Company will continue to be able to attract such substitute advertising should tobacco advertisers further reduce their spending in the future. Recent developments in litigation involving the tobacco industry may result in the elimination of tobacco advertising altogether. See "Regulation" below and Item
7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risks Affecting Future Operating Results -- Potential Elimination or Reduction in Tobacco Advertising."

LOGO SIGNS

The Company is the largest provider of logo sign services in the United States and operates over 22,300 logo sign structures containing over 68,600 logo advertising displays. The Company has been awarded exclusive franchises to erect and operate logo signs in the states of Florida, Georgia, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, Ohio, Oklahoma, South Carolina, Texas, Utah and Virginia, and through a 66.7% owned partnership in the state of Missouri. In addition, the Company has acquired the logo sign franchises in Kansas, Kentucky, Nevada and Tennessee. The Company also operates the tourism signing franchises for the states of Kentucky, Michigan, Nebraska and Ohio as well as for the province of Ontario, Canada.

State logo sign franchises represent the exclusive contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from ten to twenty years, including renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the franchise, in most cases with compensation to be paid to the Company. Typically, at the end of the term of the franchise, ownership of the structures is transferred to the state without compensation to the Company. None of the Company's logo sign franchises terminate in the next two years and three are subject to renewal during that period. The Company expects to be able to compete effectively for retention of franchises when their terms expire.

The Company also designs and produces logo sign plates for customers throughout the country, including for use in states which have not yet privatized their logo sign programs.

EMPLOYEES

The Company employed approximately 1,200 persons at December 31, 1997. Of these, 66 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of these, approximately 231 were direct sales and marketing personnel.

The Company has five local offices covered by collective bargaining agreements, consisting of painters, billposters and construction personnel. The Company believes that its relations with its employees, including its 53 unionized employees, are good, and the Company has never experienced a strike or other labor dispute.

The Company believes its employee retention record evidences its good employee relations. The Company offers most employees a range of benefits including a profit sharing/401(k) plan and life, health and dental insurance.

COMPETITION

OUTDOOR ADVERTISING

The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of out-of-home media, including advertising in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. Advertisers compare relative costs of available media and cost-per- thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the Outdoor Advertising Association of America ("OAAA") there are approximately 600 companies in the outdoor advertising industry operating approximately 396,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including Outdoor Systems, Inc. and Clear Channel Communications, Inc. (formerly Eller Media) both of which have a larger national network and may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

LOGO SIGNS

The Company faces competition in obtaining new logo sign franchises and in bidding for renewals of expiring franchises. The Company faces competition from two other national providers of logo signs in seeking logo franchises. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period. The Company believes its operations model, which includes local sales offices, comprehensive databases of information and strategic alliances and its knowledge of the industry, should provide a competitive advantage in pursuing future franchises.

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

Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, the Company has been able to obtain satisfactory compensation for any of its billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called "amortization," by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. The Company generally has been successful in negotiating settlements with applicable localities for billboards required to be removed. Restrictive regulations also limit the Company's ability to rebuild or replace nonconforming billboards.

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

Approximately 9% of the Company's outdoor advertising net revenues and 8% of consolidated net revenues in 1997 came from the tobacco products industry, compared to 10% of outdoor advertising net revenues for fiscal 1996, 9% for fiscal 1995, 7% for fiscal 1994 and 1993 and 12% for fiscal 1992.
Manufacturers of tobacco products, principally cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. There can be no assurance that the tobacco industry will not further reduce advertising expenditures in the future either voluntarily or as a result of governmental regulation or as to what effect any such reduction may have on the Company.

In June 1997 several of the major tobacco companies in the United States and numerous state attorneys general reached agreement on a proposed settlement of litigation between such parties. The terms of this proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, is subject to numerous conditions, the most notable of which is the enactment of legislation by the federal government. Such legislation is still pending before Congress. At this time, it is uncertain when a definitive settlement will be reached, if at all, or what the terms of any such settlement will be. An elimination or reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's outdoor advertising revenues and may simultaneously increase the Company's available inventory. An increase in available inventory could result in the Company reducing its rates or limiting its ability to raise rates for some period of time. If the tobacco litigation settlement were to be finalized in its current form and if the Company were unable to replace revenues from tobacco advertising with revenues from other sources, such settlement could have a material adverse effect on the Company's results of operations. While the Company believes that it would be able to replace a substantial portion of revenues from tobacco advertising that would be eliminated due to such a settlement with revenues from other sources, any replacement of tobacco advertising may take time and require a reduction in advertising rates.

In addition, the states of Florida, Mississippi and Texas have entered into separate settlements of litigation with the tobacco industry. None of these settlements is conditioned on federal government approval. The Florida and Mississippi settlements provided for the elimination of all outdoor advertising of tobacco products by February 1998 in such states and at such time all of the Company's tobacco billboards were removed. The Texas settlement requires the elimination of all outdoor advertising of tobacco products by June 1998. The Company operates 4,253 outdoor advertising displays in seven markets in Florida and approximately $1.8 million of its approximately $19.2 million in net revenues in Florida during 1997 were attributable to tobacco advertising. In addition, the Company operates 2,532 outdoor advertising displays in three markets in Mississippi and approximately $.8 million of its approximately $10.6 million in net revenues in Mississippi during 1997 were attributable to tobacco advertising. The Company operates approximately 3,300 outdoor advertising displays in six markets in Texas and approximately $.8 million of its approximately $11.0 million in net revenues in Texas during 1997 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor advertising revenues.

ITEM 1A.         EXECUTIVE OFFICERS OF THE REGISTRANT

Name                      Age     Title
----                      ---     -----
Kevin P. Reilly, Jr.      43      Chairman, President and Chief Executive Officer

Keith A. Istre            45      Chief Financial Officer and Treasurer

Charles W. Lamar, III     49      General Counsel and Secretary

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

Keith A. Istre has been Chief Financial Officer of the Company since February 1989 and a director of the Company since February 1991. Mr. Istre joined the Company as Controller in 1978. Prior to joining the Company, Mr. Istre was employed by a public accounting firm in Baton Rouge from 1975 to 1978. Mr. Istre graduated from the University of Southwestern Louisiana in 1974 with a B.S. in accounting.

Charles W. Lamar, III joined the Company in 1982 as General Counsel and has been a director of the Company since 1973. Prior to joining the Company, Mr. Lamar maintained his own law practice and was employed by a law firm in Baton Rouge. Mr. Lamar received a B.A. in Philosophy from Harvard University in 1971, an M.A. in Economics from Tufts University in 1972 and a J.D. from Boston University in 1975.

ITEM 2.  PROPERTIES

The Company's 53,500 square foot management headquarters is located in suburban Baton Rouge, Louisiana. The Company occupies approximately 40% of the space in this facility and leases the remaining space. The Company owns 42 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space, and leases an additional 22 operating facilities at an aggregate lease expense for 1997 of approximately $627,000.

The Company owns approximately 964 parcels of property beneath outdoor structures. As of December 31, 1997, the Company had approximately 23,000 active outdoor site leases accounting for a total annual lease expense of $25.2 million. This amount represented 14% of total outdoor advertising net revenues for that period, which is consistent with the Company's historical lease expense experience. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

ITEM 3.  LEGAL PROCEEDINGS

The Company from time to time is involved in litigation in the ordinary course of business, including disputes involving advertising contracts, site leases, employment claims and construction matters. The Company is also involved in routine administrative and judicial proceedings regarding billboard permits, fees and compensation for condemnations. The Company is not a party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Since August 2, 1996, the Company's Class A Common Stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol "LAMR." Prior to August 2, 1996, the day on which the Class A Common Stock was first publicly traded, there was no public market for the Class A Common Stock. On December 31, 1997, the Company declared a 3-for-2 stock split of shares of Class A Common Stock, which was paid in the form of a 50% stock dividend on February 27, 1998. All share and per share amounts included herein have been restated to reflect this split. As of March 16, 1998, the Class A Common Stock was held by 231 shareholders of record. The Company believes that the actual number of beneficial holders of the Class A Common Stock is substantially greater than the stated number of holders of record because a substantial portion of the Class A Common Stock is held in "street name."

The following table sets forth, for the periods indicated, the high and low sale prices for the Class A Common Stock as reported by Nasdaq.

                                                                             HIGH             LOW
                                                                             ----             ---
Fiscal year ended October 31, 1996:
         Fourth Quarter (beginning August 2, 1996)                           $28.33           $13.42

Transition period ended December 31, 1996:                                   $18.67           $15.00

Fiscal year ended December 31, 1997:
         First Quarter                                                       $17.08           $11.83
         Second Quarter                                                       19.08            10.67
         Third Quarter                                                        21.33            15.83
         Fourth Quarter                                                       27.17            17.67

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

In September 1997, the Company issued $200 million in principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "Initial Notes"). The Company believes the sale of the Initial Notes qualified as a transaction by an issuer not involving a public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), based on the manner of offering (a negotiated sale to a limited number of "qualified institutional buyers" as defined in Rule 501 under the Securities Act) and the purchasers' financial status, investment experience and investment intent, as represented to the Company. In December 1997, the Company completed an offer to exchange $200 million in principal amount of 8 5/8% Senior Subordinated Notes due 2007 for a like principal amount of the Initial Notes. The exchange offer was registered under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated statement of operations and balance sheet data presented below are derived from the audited consolidated financial statements of the Company. Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant year ends within the outdoor advertising industry. The results of operations for the two- month transition period ended December 31, 1996 are presented in the audited consolidated financial statements presented herein. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

STATEMENT OF OPERATIONS DATA:

                                                                               For the Years Ended
         (Dollars in thousands)                                            October 31,                   December 31,
                                                                         ----------------                ------------
                                                             1993        1994        1995       1996          1997
                                                             ----        ----        ----       ----          ----
         Revenues:
           Net advertising revenues                        $65,365     83,627     101,871     119,900      200,508
           Other income                                      1,159        846         537         702          554
                                                           -------    -------     -------     -------    ---------
              Total net revenues                            66,524     84,473     102,408     120,602      201,062
                                                           -------    -------     -------     -------    ---------

         Operating Expenses:
           Direct advertising expenses                      23,830     28,959      34,386      41,184       63,390
           General & administrative expenses                19,504     24,239      27,057      29,466       45,368
           Depreciation & amortization                       8,924     11,352      14,942      16,470       48,037
                                                           -------    -------     -------     -------    ---------
              Total operating expenses                      52,258     64,550      76,385      87,120      156,795
                                                           -------    -------     -------     -------    ---------

         Operating Income                                   14,266     19,923      26,023      33,482       44,267
                                                           -------    -------     -------     -------    ---------

         Non-operating Expense (Income):
           Interest income                                    (218)      (194)       (199)       (240)      (1,723)
           Interest expense                                 11,502     13,599      15,783      15,441       38,230
           Loss (gain) on disposition of assets                729        675       1,476          91          (15)
           Other expense                                       576        616         655         242          280
                                                           -------    -------     -------     -------    ---------
              Total non-operating expense                   12,589     14,696      17,715      15,534       36,772
                                                           -------    -------     -------     -------    ---------
         Earnings before income taxes &
          extraordinary item                                 1,677      5,227       8,308      17,948        7,495
         Income tax expense (benefit) (1)                      476     (2,072)     (2,390)      7,099        4,654
                                                           -------    -------     -------     -------    ---------

         Extraordinary loss on  debt extinguishment,
           net of income tax benefit of $98                  (1,854)      ---         ---         ---          ---
                                                           --------   -------     -------     -------    ---------

         Net earnings (loss)                                  (653)     7,299      10,698      10,849        2,841
         Preferred stock dividends                             ---        ---         ---        (365)        (365)
                                                           --------   -------     -------     ---------  ----------

         Net earnings (loss)applicable to
          common stock                                        (653)     7,299      10,698      10,484        2,476
                                                           ========   =======     =======     =======    =========

         Earnings per common share before
          extraordinary item (basic and diluted)(2)           0.02       0.14        0.21        0.25         0.05
                                                           =======    =======     =======     =======    =========

         Net earnings (loss) per common share
          (basic and diluted) (2)                            (0.01)      0.14        0.21        0.25         0.05
                                                           ========   =======     =======     =======    =========

         Other Data:
         EBITDA (3)                                         23,190     31,275      40,965      49,952       92,304
         EBITDA margin                                          35%        37%         40%         41%          46%

         Cash flows from operating activities (4)           12,411     15,214      25,065      32,493       45,783
         Cash flows from investing activities (4)          (10,064)   (53,569)    (17,817)    (48,124)    (370,228)
         Cash flows from financing activities (4)            6,802     37,147      (9,378)     18,175      250,684

         BALANCE SHEET DATA (5):

         Cash & cash equivalents                             9,224      8,016       5,886       8,430        7,246
         Working capital                                     7,274      1,691       1,737       1,540       18,662
         Total assets                                       92,041    130,008     133,885     173,189      651,336
         Total debt (including current maturities)         115,380    153,929     146,051     131,955      539,200
         Total long-term obligations                       122,774    147,957     143,944     130,211      551,865
         Stockholders' equity (deficit)                    (43,249)   (37,352)    (28,154)     19,041       68,713


(1) The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995, resulting in the income tax expense shown for the twelve months ended October 31, 1996 and December 31, 1997 compared to the income tax benefit for the same period in the prior years.

(2) After giving effect to the three-for-two split of the Company's Class A and Class B common stock effected in February 1998.

(3) "EBITDA" is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

(4) Cash flows from operating, investing, and financing activities are obtained from the Company's consolidated statements of cash flows prepared in accordance with generally accepted accounting principles.

(5)      As of the end of the period.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the two fiscal years ended October 31, 1996, and for the fiscal year ended December 31, 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

As a result of the change in the Company's fiscal year end from October 31 to December 31, the results of operations set forth in the accompanying financial statements reflect the twelve-month periods ended December 31, 1997 and October 31, 1995 and 1996. As a result, the results of operations do not reflect consecutive periods. As an aid to understanding and comparing the Company's results, the following table sets forth results of operations for the twelve-month periods ended December 31, 1996 and 1997. The discussion that follows compares these two periods and the years ended October 31, 1996 and December 31, 1997.

                                                                                 Twelve-Month Periods Ended
                                                                       December 31, 1996          December 31, 1997
                                                                       -----------------          -----------------
                                                                          (unaudited)
         Outdoor advertising, net                                        $ 124,540                    200,508
         Other income                                                          574                        554
                                                                         ---------                    -------
                                                                           125,114                    201,062

         Direct advertising expenses                                        41,750                     63,390
         General and administrative expenses                                30,352                     45,368
         Depreciation and amortization                                      18,156                     48,037
                                                                         ---------                    -------
                                                                            90,258                    156,795
                                                                         ---------                    -------
         Operating income                                                   34,856                     44,267
                                                                         ---------                    -------

         Other expenses (income):
          Interest income                                                     (447)                    (1,723)
          Interest expense                                                  16,718                     38,230
          Other expenses                                                       219                        265
                                                                         ---------                    -------
                                                                            16,490                     36,772
                                                                         ---------                    -------

         Earnings before income taxes                                       18,366                      7,495

         Income tax expense                                                  7,371                      4,654
                                                                         ---------                    -------

         Net income before extraordinary item                               10,995                      2,841

         Extraordinary loss on debt
          extinguishment (net of taxes)                                      9,514                        ---
                                                                         ----------                   --------

         Net earnings                                                        1,481                      2,841
                                                                         =========                    =======

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

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business resulting from construction of additional outdoor advertising displays, general improvements in occupancy and operating efficiency and increases in advertising rates, (ii) acquisitions of outdoor advertising businesses and structures, and
(iii) the rapid expansion of the Company's logo sign business. The Company's net advertising revenues increased by $98.7 million from $102.4 million for the fiscal year ended October 31, 1995 to $201.1 million for the fiscal year ended December 31, 1997, representing a compound annual growth rate of approximately 40%. During the same period, EBITDA increased $51.3 million from $41.0 million for the fiscal year ended October 31, 1995 to $92.3 million for the fiscal year ended December 31, 1997, representing a compound annual growth rate of approximately 50%.

The Company plans to continue a strategy of expanding through both internal growth and acquisitions. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. All recent acquisitions have been accounted for using the purchase method of accounting and, consequently, operating results from acquired operations are included from the respective dates of those acquisitions.

Since October 31, 1996, the Company has (i) increased the number of outdoor advertising displays it operates by approximately 75% by completing 27 acquisition transactions for an aggregate cash purchase price of approximately $428.6 million and (ii) acquired the logo sign franchises in Kentucky and Nevada for an aggregate cash purchase price of $3.8 million and was awarded the logo sign franchise for Florida and the tourism signing franchise for Ontario, Canada. Subsequent to the end of the Company's fiscal year, the Company acquired Ragan Outdoor, Derby Outdoor and Pioneer Outdoor for an aggregate cash purchase price of approximately $50.2 million. For the twelve months ended December 31, 1997, Ragan Outdoor, Derby Outdoor and Pioneer Outdoor had approximately $11.6 million in aggregate net outdoor advertising revenues. In addition, in March 1998 the Company signed a definitive agreement to purchase the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C. for a cash purchase price of approximately $68.5 million. The acquisition, which the Company expects to complete in April 1998, is subject to receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. Until such conditions are met, there can be no assurance that the acquisition will be completed as contemplated. The Company has financed its recent acquisitions and intends to finance its acquisition activity from external sources and borrowings under the Senior Credit Facility. See "Liquidity and Capital Resources" below.

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

Manufacturers of tobacco products, primarily cigarettes, were historically major users of outdoor advertising displays. Due to societal and governmental pressures and other factors, leading tobacco manufacturers have substantially reduced their domestic advertising expenditures since the early 1990s. The Company's tobacco revenues, as a percentage of billboard advertising net revenues, declined from 17% in fiscal 1991 to 9% in fiscal 1997. During this period, the Company has replaced the reduced tobacco advertising by diversifying its customer base and increasing sales to local advertisers. Recent developments in litigation involving the tobacco industry may result in the elimination of tobacco advertising altogether. See "Factors Affecting Future Operating Results - Potential Elimination or Reduction in Tobacco Advertising" below.

Growth of the Company's business requires capital expenditures for maintenance and capitalized costs associated with new billboard displays and new logo sign franchises. The Company expended $14.0 million in fiscal 1995, $25.9 million in fiscal 1996 and $36.7 million in fiscal 1997 on such expenditures. Of these amounts, $1.6 million, $13.1 million and $10.4 million, respectively, were attributable to the logo sign business. See "Liquidity and Capital Resources."

In the fiscal year ended October 31, 1995, the Company recognized an income tax benefit from a net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995, resulting in the recognition of income tax expense of $7.1 million for the year ended October 31, 1996 and $4.7 million for the year ended December 31, 1997.

The following table presents certain items in the Consolidated Statements of Earnings (Loss) as a percentage of net revenues for the years ended October 31, 1995 and 1996 and for the year ended December 31, 1997:

                                                        Years Ended October 31,          Year Ended December 31,
                                                        -----------------------          --------------------------
                                                         1995              1996                     1997
                                                         ----              ----                     ----
         Net revenues                                   100.0%            100.0%                  100.0%
         Operating expenses:
          Direct advertising expenses                    33.6              34.1                    31.5
          General & administrative
          expenses                                       26.4              24.4                    22.6
         Operating cash flow                             40.0              41.4                    45.9
         Depreciation and amortization                   14.6              13.7                    23.9
         Operating income                                25.4              27.8                    22.0
         Interest expense                                15.4              12.8                    19.0
         Other expense                                   17.3              12.9                    18.3
         Net earnings                                    10.4               9.0                     1.4

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Total revenues increased $75.9 million or 60.7% to $201.1 million for the year ended December 31, 1997 from $125.1 million for the same period in 1996. This increase was predominantly attributable to an increase in billboard net revenues of $68.9 million or 63.6%, of which $57.6 million is attributable to the Company's acquisitions of FKM Outdoor Advertising Co., Outdoor East L.P., Revere National Corporation, Penn Advertising, Inc. ("Penn"), McWhorter Advertising, Inc., Headrick Outdoor, Inc. ("Headrick") and National Advertising Company, with the remaining $11.3 million attributable to existing operations. The increase in outdoor advertising revenues attributable to existing operations was principally due to increases in the number of displays, in advertising rates, and in occupancy rates. Logo sign revenue increased $6.9 million during the year ended December 31, 1997, which represents a 50.0% increase over the prior year. This significant increase was due to the completion of development of the new logo sign franchises awarded and acquired in 1996 and 1997 and the continued expansion of the Company's existing logo sign franchises.

Operating expenses, exclusive of depreciation and amortization, increased $36.7 million or 50.8% to $108.8 million for the twelve months ended December 31, 1997 from $72.1 million for the same period in 1996. This increase was the result of an increase in personnel costs, sign site rent and other costs related to the increase in revenue and additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $29.9 million or 164.6% from $18.2 million for the year ended December 31, 1996 to $48.0 million for the year ended December 31, 1997 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income increased $9.4 million or 27% from $34.9 million for the twelve months ended December 31, 1996 to $44.3 million for the twelve months ended December 31, 1997.

Interest income increased $1.3 million as a result of earnings on excess cash investments made during the period. Interest expense increased $21.5 million from $16.7 million for the year ended December 31, 1996 to $38.2 million for the year ended December 31, 1997 as a result of interest expense on the Company's 9 5/8% Senior Subordinated Notes due 2006 (the "1996 Notes"), its 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes") and borrowings under the Senior Credit Facility.

Due to the decrease in earnings before income taxes, income tax expense for the twelve months ended December 31, 1997 decreased $2.7 million over the same period in 1996.

An extraordinary loss on debt extinguishment of $9.5 million net of income tax benefit of $5.7 million, was incurred during the twelve months ended December 31, 1996 as a result of the extinguishment of the Company's 11% Senior Secured Notes due 2003 (the "1993 Notes") and termination of the Company's then-existing bank credit facility (the "1993 Credit Agreement").

As a result of the foregoing factors, the Company recognized net earnings for the year ended December 31, 1997 of $2.8 million, as compared to $1.5 million for the same period in 1996.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

Total revenues increased $80.5 million or 66.7% to $201.1 million for the twelve months ended December 31, 1997 from $120.6 million for the twelve months ended October 31, 1996. This increase was predominantly attributable to an increase in billboard net revenues of $72.2 million or 68.6%, principally due to the Company's acquisitions during 1997. Logo sign revenue increased $8.1 million, which represents a 64.4% increase over the prior fiscal year. This significant increase was due to the completion of development of the new logo sign franchises awarded and acquired in 1996 and 1997 and the continued expansion of the Company's existing logo sign franchises.

Operating expenses, exclusive of depreciation and amortization, increased $38.1 million or 53.9% to $108.8 million for the twelve months ended December 31, 1997 from $70.7 million for the twelve months ended October 31, 1996. This increase was the result of an increase in personnel costs, sign site rent and other costs related to the increase in revenue and additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $31.6 million or 191.7% from $16.5 million for the year ended October 31, 1996 to $48.0 million for the year ended December 31, 1997. This increase in depreciation and amortization was generated by the assets purchased during fiscal years 1996 and 1997.

Due to the above factors, operating income increased $10.8 million or 32.2% from $33.5 million for the twelve months ended October 31, 1996 to $44.3 million for the twelve months ended December 31, 1997.

Interest income increased $1.5 million as a result of earnings on excess cash investments made during the period. Interest expense increased $22.8 million from $15.4 million for the year ended October 31, 1996 to $38.2 million for the year ended December 31, 1997 as a result of interest expense on the 1996 Notes, the 1997 Notes and borrowings under the Senior Credit Facility.

Due to the decrease in earnings before income taxes, income tax expense for the twelve months ended December 31, 1997 decreased $2.4 million over the year ended October 31, 1996.

As a result of the foregoing factors, the Company's net earnings decreased $8.0 million from $10.8 million for the year ended October 31, 1996 to $2.8 million for the year ended December 31, 1997.

YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

Total revenues increased $18.2 million or 17.8% to $120.6 million for the twelve months ended October 31, 1996 from $102.4 million for the same period in 1995. This increase was predominantly attributable to an increase in billboard net revenues of $11.6 million, or 12.1%, principally due to increases in the number of displays and in advertising rates, with occupancy rates remaining relatively steady. Logo sign revenue increased $6.5 million, which represents a 100% increase over the prior fiscal year.

This significant increase was due to the build-out of the following logo sign franchises awarded in 1995 and 1996: Georgia, Minnesota, South Carolina, Virginia, New Jersey and Michigan. In addition, during this period the Company also acquired the Kansas and Tennessee franchises and was awarded the right to build out and operate logo signs along additional highways in Texas, where it currently has the logo sign franchise.

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

Depreciation and amortization expense increased $1.5 million or 10.2% from $14.9 million for the year ended October 31, 1995 to $16.5 million for the year ended October 31, 1996. This increase in depreciation and amortization was generated by the assets purchased during fiscal years 1995 and 1996.

Because the Company's operating expenses declined as a percentage of net revenues to 72.2% for fiscal 1996 from 74.6% for fiscal 1995, operating income increased $7.5 million or 28.7% from $26.0 million for the twelve months ended October 31, 1995 to $33.5 million for the twelve months ended October 31, 1996.

Interest expense remained relatively constant for both periods as did total outstanding debt until August 1996, when proceeds from the Company's initial public equity offering (the "IPO") were used to retire approximately $43.8 million in outstanding bank debt.

Income tax expense for the twelve months ended October 31, 1996 increased $9.5 million over the same period in 1995. For the years prior to 1996, the Company has had a significant net operating loss carryforward. The benefit of the Company's net operating loss carryforward was fully recognized as of October 31, 1995.

As a result of the foregoing factors, the Company's net earnings of $10.8 million for the twelve months ended October 31, 1996 remained relatively constant as compared to the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

In November and December of 1996, the Company engaged in several transactions which significantly changed its capital structure and positioned it to expand operations through acquisitions. These transactions were: (i) a public offering of 3,795,000 shares of Class A Common Stock at $15.33 per share, (ii) a tender offer that retired approximately $98.8 million of the 1993 Notes, (iii) the offering of $255 million in principal amount of the 1996 Notes, and (iv) entering into the Senior Credit Facility, which consists of a committed $225 million revolving credit facility (the "Revolving Facility") and a $75 million incremental facility funded at the discretion of the lenders (the "Incremental Facility"). The Senior Credit Facility replaced the 1993 Credit Agreement.

Net proceeds to the Company, after underwriting discounts, from the equity and 1996 Note offerings were $55.4 million and $248.0 million, respectively. These proceeds were used to extinguish outstanding bank debt of approximately $47 million, fund the tender offer for the 1993 Notes, purchase substantially all of the assets of Outdoor East for $60.5 million and pay investment banking fees as well as other related costs of approximately $12 million related to the above transactions. The balance of approximately $85 million was used for acquisitions and to fund operations.

The Company has primarily used the Senior Credit Facility to finance its acquisition activity. In this regard, the Company borrowed approximately $48 million and $66 million under the Senior Credit Facility to finance the Penn acquisition and Headrick acquisition, respectively, in each case after giving effect to proceeds received by the Company from the disposition of certain assets acquired in these acquisitions, which were applied to reduce the amount outstanding under the Senior Credit Facility. In addition, the Company completed the 3M Acquisition in August 1997, which was financed with $74 million in borrowings under the Revolving Facility and $40 million of borrowing under the Incremental Facility.

In September 1997, the Company completed the offering of $200 million in principal amount of the 1997 Notes, and the Company used the net proceeds of $193.4 million to repay amounts then outstanding under the Senior Credit Facility. In connection with the 1997 Note offering, the Company amended certain financial and other covenants in the Senior Credit Facility, including an increase in permitted capital expenditures from 20% of the Company's EBITDA to 35% of the Company's EBITDA and an increase in the size of permitted acquisitions from $50 million to $100 million. In December 1997, the Company amended additional covenants in the Senior Credit Facility, including an increase in the total debt ratio from 5.25 to 5.50 and a decrease in the interest coverage ratio from 2.10 to 2.00.

In January 1998, the Company financed the Ragan Outdoor and Derby Outdoor acquisitions with a $26.0 million draw under the Revolving Facility, and in February 1998 the Company financed the acquisition of Pioneer Outdoor with a $19.0 million draw under the Revolving Facility. Following these acquisitions, the Company currently has $115 million available under the Revolving Facility and $75 million available but not committed under the Incremental Facility.
The Company also currently intends to finance the $68.5 million purchase price of the Northwest Outdoor acquisition with a draw under the Revolving Facility. The Company expects to pursue a policy of continued growth through acquisitions. As a result, the Company will be required to raise additional funds to finance additional acquisition activity.

The Company's net cash provided by operating activities increased to $45.8 million in fiscal 1997 due primarily to an increase in noncash items of $27.8 million, which includes an increase in depreciation and amortization of $31.6 million offset by a decrease in deferred tax expense of $5.1 million. There was also an increase in accrued expenses of $4.8 million offset by a decrease in net earnings of $8.0 million, an increase in receivables of $5.0 million, a decrease in trade accounts payable of $2.8 million and a decrease in deferred income of $3.1 million. Net cash used in investing activities increased $322.1 million from $48.1 million in fiscal 1996 to $370.2 million in fiscal 1997. This increase was due to a $361.7 million increase in purchase of outdoor advertising assets and a $10.7 million increase in capital expenditures primarily due to the build-out of the Company's new logo sign franchises offset by an increase in proceeds from the sale of property and equipment of $52.4 million, which is primarily cash proceeds received from subsequent sales of certain outdoor displays acquired from Penn and Headrick. Net cash provided by financing activities increased $232.5 million in fiscal 1997 due to a $188.9 million increase in proceeds from issuance of long-term debt due to the proceeds from the 1997 Note offering of $193.9 million, and a $95.9 million increase in principal borrowings under credit agreements.

The Company's net cash used in operating activities was $.8 million for the two months ended December 31, 1996 due to the Company's net loss of $8.1 million attributable to debt extinguishment, noncash items of $14.8 million, an increase in receivables of $4.5 million, and a decrease in accrued expenses of $3.1 million. Net cash used in investing activities was $113.4 million for the two months ended December 31, 1996 due to the acquisitions of $104.4 million in outdoor advertising assets from FKM and Outdoor East, capital expenditures of $4.9 million, and purchases of intangible assets of $4.3 million. Net cash provided by financing activities was $186.8 million for the two months ending December 31, 1996 due to the proceeds from the 1996 Note offering of $247.8 million and proceeds from the issuance of common stock of $54.9 million, offset by principal payments on long-term debt of $110.1 million resulting from the tender offer for the 1993 Notes. The items described above yield a net increase in cash and cash equivalents of $72.6 million for the two months ended December 31, 1996.

The Company's net cash provided by operating activities increased to $32.5 million in fiscal 1996 due primarily to an increase in non-cash items of $5.8 million, which includes an increase in deferred tax expense of $5.6 million due to the extinguishment of the Company's net operating loss carryforward. There was also an increase in deferred income of $1.7 million, and an increase in accrued expenses of $1.2 million offset by an increase in receivables of $1.3 million. Net cash used in investing activities increased $30.3 million from $17.8 million in fiscal 1995 to $48.1 million in fiscal 1996. This increase was due to an $18.3 million increase in purchase of new markets and an $11.9 million increase in capital expenditures primarily due to the build-out of the Company's new logo sign franchises. Net cash provided by financing activities increased $27.6 million in fiscal 1996 due to a $63.1 million increase in proceeds from the issuance of common stock in the IPO, a $5.0 million increase in proceeds from issuance of long-term debt, primarily used to finance the new logo sign franchise build-out, offset by a $33.3 million increase in principal payments under credit agreements consisting primarily of the payout of loan obligations under the 1993 Credit Agreement, a $7.0 million increase in redemption of common stock due to the March 1996 stock redemption and additional consideration paid from the proceeds of the IPO to selling stockholders of the December 1995 and March 1996 redemptions, and a $0.2 million increase in dividends.

The Company believes that internally generated funds and funds remaining available for borrowing under the Senior Credit Facility will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance its current operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

SUBSTANTIAL INDEBTEDNESS OF THE COMPANY

The Company presently has substantial indebtedness. As of December 31, 1997 the Company's indebtedness was approximately $541.5 million and the Company had approximately $165.0 million available for borrowing under the Senior Credit Facility (excluding the $75 million available under the Incremental Facility). Additionally, as of December 31, 1997, the Company had $3.6 million of Class A Preferred Stock, $638 par value per share, outstanding which is entitled to a cumulative preferential dividend of $364,903 annually. A substantial part of the Company's cash flow from operations will be dedicated to debt service and will not be available for other purposes. Further, if the Company's net cash provided by operating activities were to decrease from present levels, the Company could experience difficulty in meeting its debt service obligations without additional financing. There can be no assurance that, in the event the Company were to require additional financing, such additional financing would be available or, if available, would be available on favorable terms. In addition, any such additional financing may require the consent of lenders under the Senior Credit Facility or holders of other debt of the Company. Certain of the Company's competitors operate on a less leveraged basis and may have greater operating and financial flexibility than the Company.

RESTRICTIVE COVENANTS IN DEBT INSTRUMENTS

The Senior Credit Facility and the Company's indentures relating to the 1996 Notes and 1997 Notes contain covenants that restrict, among other things, the ability of the Company to dispose of assets, incur or repay debt, create liens, and make certain investments. In addition, the Senior Credit Facility requires the Company to maintain specified financial ratios and levels including cash interest coverage, fixed charge coverage, senior debt and total debt ratios. The ability of the Company to comply with the foregoing restrictive covenants will depend on its future performance, which is subject to prevailing economic, financial and business conditions and other factors beyond the Company's control.

FLUCTUATIONS IN ECONOMIC AND ADVERTISING TRENDS

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. A reduction in advertising expenditures available for the Company's displays could result from a general decline in economic conditions, a decline in economic conditions in particular markets where the Company conducts business or a reallocation of advertising expenditures to other available media by significant users of the Company's displays. Although the Company believes that in recent years outdoor advertising expenditures have increased more rapidly than total U.S. advertising expenditures, there can be no assurance that this trend will continue or that in the future outdoor advertising expenditures will not grow more slowly than the advertising industry as a whole.

POTENTIAL ELIMINATION OR REDUCTION OF TOBACCO ADVERTISING

Approximately 9% of the Company's outdoor advertising net revenues and 8% of consolidated net revenues in fiscal 1997 came from the tobacco products industry, compared to 10% of outdoor advertising net revenues for fiscal 1996, 9% for fiscal 1995, 7% for fiscal 1994 and 1993, and 12% for fiscal 1992. Manufacturers of tobacco products, principally cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. There can be no assurance that the tobacco industry will not further reduce advertising expenditures in the future either voluntarily or as a result of governmental regulation or as to what affect any such reduction may have on the Company.

In June 1997 several of the major tobacco companies in the United States and numerous state attorneys general reached agreement on a proposed settlement of litigation between such parties. The terms of this proposed settlement include a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, is subject to numerous conditions, the most notable of which is the enactment of legislation by the federal government. Such legislation is still pending before Congress. At this time, it is uncertain when a definitive settlement will be reached, if at all, or what the terms of any such settlement will be. An elimination or reduction in billboard advertising by the tobacco industry could cause an immediate reduction in the Company's outdoor advertising revenues and may simultaneously increase the Company's available inventory. An increase in available inventory could result in the Company reducing its rates or limiting its ability to raise rates for some period of time. If the tobacco litigation settlement were to be finalized in its current form and if the Company were unable to replace revenues from tobacco advertising with revenues from other sources, such settlement could have a material adverse effect on the Company's results of operations. While the Company believes that it would be able to replace a substantial portion of revenues from tobacco advertising that would be eliminated due to such a settlement with revenues from other sources, any replacement of tobacco advertising may take time and require a reduction in advertising rates.

In addition, the states of Florida, Mississippi and Texas have entered into separate settlements of litigation with the tobacco industry. None of these settlements is conditioned on federal government approval. The Florida and Mississippi settlements provided for the elimination of all outdoor advertising of tobacco products by February 1998 in such states and at such time all of the Company's tobacco billboards were removed. The Texas settlement requires the elimination of all outdoor advertising of tobacco products by June 1998. The Company operates 4,253 outdoor advertising displays in seven markets in Florida and approximately $1.8 million of its approximately $19.2 million in net revenues in Florida during 1997 were attributable to tobacco advertising. The Company operates 2,532 outdoor advertising displays in three markets in Mississippi and approximately $0.8 million of its approximately $10.6 million in net revenues in Mississippi during 1997 were attributable to tobacco advertising. The Company operates 3,300 outdoor advertising displays in six markets in Texas and approximately $.8 million of its approximately $11.0 million in net revenues in Texas during 1997 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor advertising revenues.

REGULATION OF OUTDOOR ADVERTISING

The outdoor advertising business is subject to regulation by federal, state and local governments. Federal law requires states, as a condition to federal highway assistance, to restrict billboards on federally-aided primary and interstate highways to commercial and industrial areas and imposes certain additional size, spacing and other limitations on billboards. Some states have adopted standards more restrictive than the federal requirements. Local governments generally control billboards as part of their zoning regulations, and some local governments prohibit construction of new billboards and reconstruction of substantially damaged billboards or allow new construction only to replace existing structures. In addition, some jurisdictions (including certain of those within the Company's markets) have adopted amortization ordinances under which owners and operators of outdoor advertising displays are required to remove existing structures at some future date, often without condemnation proceeds being available. Federal and corresponding state outdoor advertising statutes require payment of compensation for removal by governmental order in some circumstances. Ordinances requiring the removal of a billboard without compensation, whether through amortization or otherwise, have been challenged in various state and federal courts on both statutory and constitutional grounds, with conflicting results. Although the Company has been successful in the past in negotiating acceptable arrangements in circumstances in which its displays have been subject to removal or amortization, there can be no assurance that the Company will be successful in the future and what effect, if any, such regulations may have on the Company's operations. In addition, the Company is unable to predict what additional regulation may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements has been introduced in Congress from time to time in the past, although no laws which, in the opinion of management, would materially and adversely affect the Company's business have been enacted to date. Changes in laws and regulations affecting outdoor advertising at any level of government may have a material adverse effect on the Company's results of operations. See "- Potential Elimination or Reduction of Tobacco Advertising" for a discussion of recent developments concerning tobacco advertising.

ACQUISITION AND GROWTH STRATEGY RISKS

The Company's growth has been enhanced materially by strategic acquisitions that have substantially increased the Company's inventory of advertising displays. One element of the Company's operating strategy is to make strategic acquisitions in markets in which it currently competes as well as in new markets. While the Company believes that the outdoor advertising industry is highly fragmented and that significant acquisition opportunities are available, there can be no assurance that suitable acquisition candidates can continue to be found, and the Company is likely to face increased competition from other outdoor advertising companies for available acquisition opportunities. In addition, if the prices sought by sellers of outdoor advertising displays continue to rise, as management believes may happen, the Company may find fewer acceptable acquisition opportunities. There can be no assurance that the Company will have sufficient capital resources to complete acquisitions or be able to obtain any required consents of its bank lenders or that acquisitions can be completed on terms acceptable to the Company. In addition, the Company recently has entered into the transit advertising business and, while the Company believes that it will be able to utilize its expertise in outdoor advertising to operate this business, it has had limited experience in transit advertising and there is no assurance that it will be successful.

Since October 31, 1996, the Company has completed the acquisition of 27 complementary businesses. The process of integrating these businesses into the Company's operations may result in unforeseen operating difficulties and could require significant management attention that would otherwise be available for the development of the Company's existing business. Moreover, there can be no assurance that the Company will realize anticipated benefits and cost savings or that any future acquisitions will be consummated.

COMPETITION

In addition to competition from other forms of media, including television, radio, newspapers and direct mail advertising, the Company faces competition in its markets from other outdoor advertising companies, some of which may be larger and better capitalized than the Company. The Company also competes with a wide variety of other out-of-home advertising media, the range and diversity of which have increased substantially over the past several years to include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses. The Company believes that its local orientation, including the maintenance of local offices, has enabled it to compete successfully in its markets to date. However, there can be no assurance that the Company will be able to continue to compete successfully against current and future sources of outdoor advertising competition and competition from other media or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance. In its logo sign business, the Company currently faces competition for state franchises from two other logo sign providers as well as local companies. Competition from these sources is encountered both when a franchise is first privatized and upon renewal thereafter.

POTENTIAL LOSSES FROM HURRICANES

A significant portion of the Company's structures are located in the mid-Atlantic and Gulf Coast regions of the United States. These areas are highly susceptible to hurricanes during the late summer and early fall. In the past, severe storms have caused the Company to incur material losses resulting from structural damage, overtime compensation, loss of billboards that could not legally be replaced and reduced occupancy because billboards are out of service. The Company has determined that it is not economical to obtain insurance against losses from hurricanes and other storms. The Company has developed contingency plans to deal with the threat of hurricanes, including plans for early removal of advertising faces to permit the structures to better withstand high winds and the replacement of such faces after storms have passed. As a result of these contingency plans, the Company has experienced lower levels of losses from recent storms and hurricanes. Structural damage attributable to Hurricane Andrew in 1992 was less than $500,000, and the Company suffered no significant structural damage due to hurricanes in 1996 or 1997. There can be no assurance, however, that the Company's contingency plans will continue to be effective.

RISKS IN OBTAINING AND RETAINING LOGO SIGN FRANCHISES

Logo sign franchises represent a growing portion of the Company's revenues and operating income. The Company cannot predict the number of remaining states, if any, that will initiate logo sign programs or convert state-run logo sign programs to privately operated programs. Competition for new state logo sign franchises is intense and, even after a favorable award, franchises may be subject to challenge under state contract bidding requirements, resulting in delays and litigation costs. In addition, state logo sign franchises are generally, with renewal options, ten to twenty-year franchises subject to earlier termination by the state, in most cases upon payment of compensation. Typically, at the end of the term of the franchise, ownership of the structures is transferred to the state without compensation to the Company. Although none of the Company's logo sign franchises is due to terminate in the next two years, three are subject to renewal during that period. There can be no assurance that the

Company will be successful in obtaining new logo sign franchises or renewing existing franchises. Furthermore, following the receipt by the Company of a new state logo sign franchise, the Company generally incurs significant start-up capital expenditures and there can be no assurance that the Company will continue to have access to capital to fund such expenditures.

RELIANCE ON KEY EXECUTIVES

The Company's success depends to a significant extent upon the continued services of its executive officers and other key management and sales personnel, in particular Kevin P. Reilly, Jr., the Company's Chief Executive Officer, the Company's six regional managers and the manager of its logo sign business. Although the Company believes it has incentive and compensation programs designed to retain key employees, the Company has no employment contracts with any of its employees, and none of its executive officers are bound by non-compete agreements. The Company does not maintain key man insurance on its executives. The unavailability of the continuing services of any of its executive officers and other key management and sales personnel could have an adverse effect on the Company's business.

INFLATION

In the last three years, inflation has not had a significant impact on the Company.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its strongest financial performance in the summer and its lowest in the winter. The Company expects this trend to continue in the future. Because a significant portion of the Company's expenses are fixed, a reduction in revenues in any quarter is likely to result in a period to period decline in operating performance and net earnings.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued SFAS No. 130 "Reporting Comprehensive Income," which will require the Company to disclose, in financial statement format, all non-owner changes in equity. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will require the presentation of comprehensive income, which includes the unrealized gain or loss on investment securities.

The Financial Accounting Standards Board also issued SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," which established a new accounting principle for reporting information about operating segments in annual financial statements and interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the applicability of this standard, but the Company does not expect it to have a material impact on disclosures in its financial statements.

IMPACT OF YEAR 2000

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS (FOLLOWING ON NEXT PAGE)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES




Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

Consolidated Balance Sheets as of October 31, 1996 and December 31, 1997  . . . . . .  30

Consolidated Statements of Earnings for the years ended October 31, 1995 and 1996, the two-months ended December 31, 1996 and the year ended December 31, 1997  . . . .  32

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended
 October 31, 1995 and 1996 and the two-months ended December 31, 1996 and the year ended December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .  33

Consolidated Statements of Cash Flows for the years ended October 31, 1995 and 1996 and the two-months ended December 31, 1996 and the year ended
 December 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .  35

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of October 31, 1996 and December 31, 1997, and the related consolidated statements of earnings, stockholders' equity (deficit) and cash flows for the years ended October 31, 1995 and 1996, the two months ended December 31, 1996, and the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of October 31, 1996 and December 31, 1997, and the results of their operations and their cash flows for the years ended October 31, 1995 and 1996, the two months ended December 31, 1996, and the year ended December 31, 1997, in conformity with generally accepted accounting principles.



                                        KPMG PEAT MARWICK LLP


New Orleans, Louisiana
February 6, 1998, except as to Note 18,
 which is as of February 27, 1998

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                     October 31, 1996 and December 31, 1997

                                                                                 October 31,          December 31,
                                      Assets                                        1996                  1997
                                      ------                                        ----                  ----
         Current assets:
           Cash and cash equivalents                                           $   8,430                  7,246
           Receivables:
            Trade accounts, less allowance for doubtful
             accounts of $551 in 1996 and $1,311 in 1997                          12,855                 29,854

            Affiliates, related parties and employees                                348                    788
            Other                                                                    327                  1,284
                                                                                --------              ---------
                                                                                  13,530                 31,926

           Prepaid expenses                                                        1,973                  9,112
           Other current assets                                                    1,544                  1,136
                                                                                --------              ---------
                   Total current assets                                           25,477                 49,420
                                                                                --------              ---------

         Property, plant and equipment (note 5)                                  207,071                429,615
           Less accumulated depreciation and amortization                        (87,343)              (113,477)
                                                                                --------              ---------
                                                                                 119,728                316,138
                                                                                --------              ---------

         Investment securities (note 1)                                            4,414                    679
         Intangible assets (note 6)                                               18,223                278,923
         Receivables-noncurrent                                                      737                  1,625
         Deferred income taxes (note 10)                                           2,463                     --
         Other assets                                                              2,147                  4,551
                                                                                --------               --------
                   Total assets                                                $ 173,189                651,336
                                                                               ==========              ========



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued
                (In thousands, except share and per share data)


                                                                                 October 31,          December 31,
                       Liabilities and Stockholders' Equity                         1996                  1997
                       ------------------------------------                         ----                  ----
         Current liabilities:
           Trade accounts payable                                            $      3,263                 3,308
           Current maturities of long-term debt (note 9)                            3,815                 5,109
           Accrued expenses (note 8)                                               11,066                14,804
           Deferred income                                                          5,793                 7,537
                                                                             ------------           -----------
                   Total current liabilities                                       23,937                30,758

         Long-term debt (note 9)                                                  128,140               534,091
         Deferred income taxes (note 10)                                               --                14,687
         Deferred income                                                              811                   837
         Other liabilities                                                          1,260                 2,250
                                                                             ------------           -----------
                                                                                  154,148               582,623
                                                                             ------------           -----------

         Stockholders' equity (notes 12 and 18):
           Class A preferred stock, par value $638, $63.80
            cumulative dividends, 10,000 shares authorized,
            5,719 shares issued and outstanding                                    3,649                 3,649
           Class A common stock, par value $.001, 75,000,000
            shares authorized, 22,506,510 and 28,453,805
            shares issued and outstanding at 1996 and 1997,
            respectively                                                              15                    28
           Class B common stock, par value $.001, 37,500,000
            shares authorized, 20,687,080 and 18,762,909
            shares issued and outstanding at 1996 and 1997,
            respectively                                                              14                    19
           Additional paid-in capital                                             38,060                95,691
           Accumulated deficit                                                   (24,681)              (30,320)
           Unrealized gain (loss) on investment securities                         1,984                  (354)
                                                                             -----------            ----------
                   Stockholders' equity                                           19,041                68,713
                                                                             -----------            ----------

                   Total liabilities and stockholders'
                    equity                                                   $   173,189               651,336
                                                                             ===========            ==========


See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                      Consolidated Statements of Earnings
                     (In thousands, except per share data)

                     Years ended October 31, 1995 and 1996,
                     the two months ended December 31, 1996
                      and the year ended December 31, 1997

                                                                 Years Ended              Two Months Ended        Year Ended
                                                                 October 31,                December 31,         December 31,
                                                           1995             1996                1996                 1997
                                                           ----             ----                ----                 ----
Revenues:
  Outdoor advertising, net                               $ 101,871           119,900               23,212          200,508
  Other income                                                 537               702                   50              554
                                                        ----------      ------------         ------------       ----------
                                                           102,408           120,602               23,262          201,062
                                                        ----------      ------------         ------------       ----------

Operating expenses:
  Direct advertising expenses                               34,386            41,184                7,975           63,390
  General and administrative expenses                       27,057            29,466                5,034           45,368
  Depreciation and amortization                             14,942            16,470                3,928           48,037
                                                        ----------      ------------         ------------       ----------
                                                            76,385            87,120               16,937          156,795
                                                        ----------      ------------         ------------       ----------
          Operating income                                  26,023            33,482                6,325           44,267
                                                        ----------      ------------         ------------       ----------

Other expense (income):
  Interest income                                             (199)             (240)                (243)          (1,723)
  Interest expense                                          15,783            15,441                3,803           38,230
  Loss (gain) on disposition of assets                       1,476                91                   76              (15)
  Other expenses                                               655               242                   30              280
                                                        ----------      ------------         ------------       ----------
                                                            17,715            15,534                3,666           36,772
                                                        ----------      ------------         ------------       ----------
          Earnings before income taxes
           and extraordinary item                            8,308            17,948                2,659            7,495

Income tax expense (benefit) - (note 10)                    (2,390)            7,099                1,199            4,654
                                                        ----------      ------------         ------------       ----------
Earnings before extraordinary item                          10,698            10,849                1,460            2,841
Extraordinary item-Loss on debt extinguishment
 net of income tax benefit of $5,660                            --                --                9,514               --
                                                        ----------      ------------         ------------       ----------

          Net earnings (loss)                               10,698            10,849               (8,054)           2,841
Preferred stock dividends                                       --              (365)                 (61)            (365)
                                                        ----------      ------------         -------------      ----------
Net earnings (loss)applicable to common stock           $   10,698            10,484               (8,115)           2,476
                                                        ==========      ============         ============       ==========

Earnings before extraordinary item per common
 share (basic and diluted)                                     .21               .25                  .03              .05
                                                        ==========      ============         ============       ==========

Extraordinary item                                              --                --                 (.21)              --
                                                        ==========      ============         ============       ==========

Net earnings (loss) per common share (basic)            $      .21               .25                 (.18)             .05
                                                        ==========      ============         ============       ==========

Net earnings (loss) per common share (diluted)          $      .21               .25                 (.18)             .05
                                                        ==========      ============         ============       ==========

Weighted average common shares outstanding              50,658,161        41,134,476           45,520,784       47,037,497
Incremental common shares from dilutive
 stock options                                                  --           114,057                   --          363,483
                                                        ----------      ------------         ------------       ----------
Weighted average common shares assuming
 dilution                                               50,658,161        41,248,533           45,520,784       47,400,980
                                                        ==========      ============         ============       ==========

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

           Consolidated Statements of Stockholders' Equity (Deficit)
                (In thousands, except share and per share data)

                     Years ended October 31, 1995 and 1996,
                     the two months ended December 31, 1996
                      and the year ended December 31, 1997


                                                                                                 Unrealized
                                                                                                 Gain (Loss)
                                  Class A    Class A     Class B      Additional                     On
                                 Preferred    Common      Common        Paid-in   Accumulated    Investment
                                   Stock       Stock       Stock        Capital      Deficit     Securities      Total
                                   -----       -----       -----        -------      -------     ----------      -----
Balance, October 31, 1994        $  --            17           17         --        (37,386)        --         (37,352)
 Redemption of 1,830,750 shares
  of common stock                   --            (1)       --            --           (999)        --          (1,000)
 Net earnings                       --          --          --            --         10,698         --          10,698
 Dividends ($.0067 per share)       --          --          --            --           (500)        --            (500)
                                 --------    -------     --------    ---------   ----------    -----------    ---------
Balance, October 31, 1995           --            16           17         --        (28,187)        --         (28,154)
 Conversion of 6,682,169 shares
  of common stock to 5,719.49
  shares of preferred stock         3,649         (2)          (2)        --         (3,645)        --            --
 Redemption of 5,427,305 shares
  of common stock                    --           (4)       --            --         (2,958)        --          (2,962)
 Issuance of 6,441,062 shares
  of common stock                    --            4        --          62,745        --            --          62,749
 Conversion of 765,225 shares
  of Class B common stock
  to Class A common stock            --            1           (1)        --          --            --            --
 Additional consideration for
  redemption of common stock         --         --          --         (25,000)       --            --         (25,000)
 Exercise of stock options           --         --          --             315        --            --             315
 Unrealized gain on investment
  securities, net of deferred
  taxes of $1,180                    --         --          --            --          --            1,984        1,984
 Net earnings                        --         --          --            --         10,849         --          10,849
 Dividends ($.006 per common
  share and $63.80 per
  preferred share)                   --         --          --            --          (740)         --            (740)
                                 --------    -------     --------    ---------   ----------    ----------     ---------
Balance, October 31, 1996           3,649         15           14       38,060     (24,681)         1,984       19,041
 Issuance of 3,795,000 shares
  of common stock                    --            3        --          54,168       --             --          54,171
 Exercise of stock options           --         --          --              30       --             --              30
 Net loss                            --         --          --            --        (8,054)         --          (8,054)
 Dividends (10.63 per preferred
  share)                             --         --          --            --           (61)         --             (61)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $801                      --         --          --            --         --            (1,364)      (1,364)
                                 --------    -------     --------    ---------   ----------    -----------    ---------
 Balance, December 31, 1996         3,649         18           14       92,258     (32,796)           620       63,763
 Exercise of stock options           --         --          --           3,448       --             --           3,448
 Conversion of 1,811,552 shares
  of Class B common stock to
  to Class A common stock            --            1           (1)        --         --             --            --
 Net earnings                        --         --          --            --         2,841          --           2,841
 Dividends ($63.80 per
  preferred share)                   --         --          --            --          (365)         --            (365)
 Unrealized loss on investment
  securities, net of deferred
  taxes of  $596                     --         --          --            --         --              (974)        (974)
 Three-for-two stock split
  (Note 18)                          --            9            6          (15)      --             --             --
                                 --------    -------     --------    ---------   ----------    -----------    ---------
Balance, December 31, 1997       $  3,649         28           19       95,691     (30,320)          (354)      68,713
                                 ==========  =======     ========    =========   ==========    ===========    =========


See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                     Years ended October 31, 1995 and 1996,
                     the two months ended December 31, 1996
                      and the year ended December 31, 1997


                                                                   Years Ended              Two Months Ended      Year Ended
                                                                   October 31,                December 31,       December 31,
                                                                1995           1996               1996               1997
                                                                ----           ----               ----               ----
Cash flows from operating activities:
  Net earnings (loss)                                        $  10,698         10,849              (8,054)            2,841
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                               14,942         16,470               3,928            48,037
    Loss (gain) on disposition of assets                         1,476             91                  76               (15)
    Loss on debt extinguishment, net of tax                         --             --               9,514                --
    Deferred tax expense (benefit)                              (3,301)         2,308               1,055            (2,839)
    Provision for doubtful accounts                                502            580                 256             2,098
   Changes in operating assets and liabilities:
    (Increase)decrease in:
      Receivables                                               (1,344)        (2,677)             (4,524)           (7,646)
      Prepaid expenses                                             (47)             9                 (28)             (367)
      Other assets                                                (418)          (594)               (180)               29
    Increase (decrease) in:
     Trade accounts payable                                      1,312            828                 249            (1,951)
     Accrued expenses                                               86          1,302              (3,121)            6,063
     Deferred income                                               950          2,690                 (38)             (425)
     Other liabilities                                             209            637                  18               (42)
                                                             ---------        -------          ----------        ----------
       Net cash provided by (used in)
        operating activities                                    25,065         32,493                (849)           45,783
                                                             ---------        -------          ----------        ----------

Cash flows from investing activities:
  Capital expenditures                                         (14,046)       (25,944)             (4,877)          (36,654)
  Purchase of new markets                                       (2,885)       (21,200)           (104,426)         (382,930)
  Proceeds from sale of property and equipment                     717            849                 225            53,268
  Purchase of intangible assets                                 (1,603)        (1,829)             (4,320)           (3,912)
                                                             ---------        -------          ----------        ----------
       Net cash used in investing activities                   (17,817)       (48,124)           (113,398)         (370,228)
                                                             ---------        -------          ----------        ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                       --          63,064              54,927             2,403

  Proceeds from issuance of long-term debt                         --           5,000             247,813           193,926
  Principal payments on long-term debt                             --              --            (110,143)               --

  Net borrowing (payments) under credit agreements              (7,878)       (41,187)             (5,773)           54,720
  Redemption of common stock                                    (1,000)        (7,962)                --                 --
  Dividends                                                       (500)          (740)                 --              (365)
                                                             ---------        -------          ----------        ----------
       Net cash provided by (used in)
        financing activities                                    (9,378)        18,175             186,824           250,684
                                                             ---------        -------          ----------        ----------
       Net increase (decrease) in cash and
        cash equivalents                                        (2,130)         2,544              72,577           (73,761)

       Cash and cash equivalents at beginning
        of period                                                8,016          5,886               8,430            81,007
                                                             ---------        -------          ----------        ----------

       Cash and cash equivalents at end of period            $   5,886          8,430              81,007             7,246
                                                             =========        =======          ==========        ==========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                     $  15,825         15,659               6,573            33,284
                                                             =========       ========          ==========        ==========

  Cash paid for income taxes                                 $   1,028          3,756                  15             8,792
                                                             =========       ========          ==========        ==========

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)
                October 31, 1995 and 1996 and December 31, 1997


(1)      Significant Accounting Policies


         (a)     Nature of Business

                 Lamar Advertising Company ("LAC" or the "Company") is engaged in the outdoor advertising business operating approximately 43,000 outdoor advertising displays in 24 states. The Company's operating strategy is to be the leading provider of outdoor advertising services in each of the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets with a population ranking between 50 and 250 in the United States.

                 In addition, the Company operates a logo sign business in 18 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded franchises on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are the tourism signing franchises. Revenues of the logo sign business contributed approximately 6%, 10% and 10% of the Company's net revenues for the years ended October 31, 1995 and 1996 and December 31, 1997, respectively.

         (b)     Principles of Consolidation

                 The accompanying consolidated financial statements include Lamar Advertising Company, its wholly-owned subsidiary, The Lamar Corporation (TLC), and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.


         (c)     Property, Plant and Equipment

                 Property, plant and equipment are stated at cost.
                 Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

                 In November 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
                 Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.
                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


         (d)     Intangible Assets

                 Intangible assets, consisting primarily of goodwill, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years. Debt issuance costs are deferred and amortized over the terms of the related credit facilities using the interest method.

         (e)     Investment Securities

                 Investment securities consist of the Company's investment in approximately 340,000 shares of common stock of Wireless One, Inc., a publicly-held company in the wireless cable business. The former Chief Executive Officer of Wireless One, Inc. is an employee and principal shareholder of the Company.

                 The Wireless One, Inc. shares are classified as available-for-sale at October 31, 1996 and December 31, 1997 and are carried at fair value with the unrealized gain or loss, net of the related tax effect, reported as a separate component of stockholders' equity. The cost of the Wireless One, Inc. shares owned by the Company is $1,250, and the market value was $679 and $4,414 at December 31, 1997 and October 31, 1996, respectively.

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


                                                                     (Continued)

                                       36
                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         (i)     Earnings Per Share

                 Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with earnings per share and diluted earnings per share. The calculation of earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

         (j)     Stock Option Plan

                 The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock- Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (k)     Cash and Cash Equivalents

                 The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

         (l)     Reclassification of Prior Year Amounts

                 Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings.


         (m)     Use of Estimates

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)



(2)      Change in Fiscal Year End

         Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant year ends within the outdoor advertising industry. The consolidated Statements of Earnings, Stockholders' Equity (Deficit) and Cash Flows are presented for the twelve months ended December 31, 1997, the two months ended December 31, 1996 and for the twelve-month periods ended October 31, 1995 and 1996.

(3)      Acquisitions

         During the year ended October 31, 1996, the Company completed twelve acquisitions of outdoor advertising businesses, none of which were individually significant, for an aggregate purchase price of $24,010. Each purchase was accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The Company recorded an aggregate of approximately $6,100 of intangible assets as a result of these acquisitions. Proforma net revenues, assuming these acquisitions had occurred on November 1, 1995, would have been approximately $123,000. The effect on net earnings and net earnings per share would not have been material.

         Effective November 1, 1996, the Company acquired all of the outstanding capital stock of FKM Advertising, Co., Inc. for a cash purchase price of approximately $40,000, and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total cash purchase price of approximately $60,500.

         Effective April 1, 1997, the Company acquired all of the outstanding capital stock of Penn Advertising, Inc. for a cash purchase price of approximately $167,000. The Company subsequently sold approximately 16% of the outdoor displays acquired to Universal Outdoor, Inc. for a cash purchase price of $46,500.

         On June 3, 1997, the Company purchased substantially all of the assets of Headrick Outdoor, Inc. for a cash purchase price of approximately $76,600. Simultaneous with the acquisition, the Company sold approximately 9% of the outdoor displays acquired for a total purchase price of $6,000.

         On August 15, 1997, the Company purchased from Outdoor Systems, Inc. ("OSI") for a cash purchase price of approximately $116,000 (excluding approximately $2,000 in capitalized costs), certain outdoor advertising assets that OSI had acquired from National Advertising Company, a division of Minnesota Mining and Manufacturing Company.

         During the year ended December 31, 1997, the Company completed 22 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $21,000.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         Each of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the allocation of the acquisition costs in the above transactions.


                Current assets                                                                          $ 14,394
                Property, plant and equipment                                                            186,462
                Customer lists and contracts                                                              67,156
                Goodwill                                                                                 182,139
                Other intangible assets                                                                   14,831
                Current liabilities                                                                       (4,152)
                Deferred tax liabilities                                                                 (25,991)
                Other long-term liabilities                                                               (3,155)

         The following unaudited pro forma financial information for the Company gives effect to the above acquisitions as if they had occurred at the beginning of fiscal years 1996 and 1997. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date, or to project the Company's results of operations for any future period.

                                                                             Year ended               Year ended
                                                                             October 31,              December 31,
                                                                                1996                     1997
                                                                                ----                     ----
               Revenues, net                                                  $ 207,023                 225,903
                                                                              =========                 =======
               Net loss applicable to common stock                               (8,977)                 (3,520)
                                                                              =========                 =======
               Net loss per common share (basic and diluted)                       (.22)                   (.07)
                                                                              =========                 =======


(4)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended October 31, 1995 and 1996 and December 31, 1997 follows:

                                                                              1995            1996            1997
                                                                              ----            ----            ----
                Disposition of assets                                     $  3,788             --           1,300
                Acquisitions of assets                                       4,341          2,104              --
                Issuance of preferred stock
                 in exchange for common stock                                   --          3,649              --
                Redemption of common stock for debt                             --         20,000              --
                Conversion of note receivable
                 to equity investment                                           --             --             500
                Debt issuance costs                                             --             --           4,750

         Significant noncash financing activities during the two months ended December 31, 1996 include approximately $7,000 of debt issuance costs.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


(5)      Property, Plant and Equipment

         Major categories of property, plant and equipment at October 31, 1996 and December 31, 1997 are as follows:

                                                                   Estimated life (years)
                                                                   ----------------------
                                                                                                1996           1997
                                                                                                ----           ----
                Land                                                         --             $   8,595       15,185
                Building and improvements                                  10-39               17,169       20,672
                Advertising structures                                       15               166,230      371,491
                Automotive and other equipment                              3-7                15,077       22,267
                                                                                            ---------     --------
                                                                                            $ 207,071      429,615
                                                                                            =========     ========



(6)      Intangible Assets

         The following is a summary of intangible assets at October 31, 1996 and December 31, 1997:


                                                               Estimated life (years)
                                                               ----------------------
                                                                                              1996            1997
                                                                                              ----            ----
                Debt issuance costs and fees                            7-10            $   4,033          14,754
                Customer lists and contracts                            7-10                8,252          68,185
                Non-compete agreements                                  7-15                2,146          15,313
                Goodwill                                                 15                 1,566         178,047
                Other                                                   5-15                2,226           2,624
                                                                                        ---------        --------
                                                                                        $  18,223         278,923
                                                                                        =========        ========


                Cost                                                                       28,360         308,621
                Accumulated amortization                                                  (10,137)        (29,698)
                                                                                        ---------        --------
                                                                                        $  18,223         278,923
                                                                                        =========        ========


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)



(7)      Leases

         The Company is party to various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates, generally during the next five years, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31:

                 1998                              $ 18,125
                 1999                                19,207
                 2000                                16,345
                 2001                                13,588
                 2002                                11,207

         Rental expense related to the Company's operating leases were $17,053, $19,387, and $31,411 for the years ended October 31, 1995 and 1996 and December 31, 1997, respectively.



(8)      Accrued Expenses

         The following is a summary of accrued expenses at October 31, 1996 and December 31, 1997:

                                   1996             1997
                                 --------          ------
Payroll                          $  2,261           4,390
Interest                            5,182           7,357
Insurance benefits                  1,510           2,613
Income taxes                        1,748              --
Other                                 365             444
                                 --------          ------
                                 $ 11,066          14,804
                                 ========          ======





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)



(9)      Long-term Debt

         Long-term debt consist of the following at October 31, 1996 and December 31, 1997:

                                                                                            1996            1997
                                                                                            ----            ----
                9-5/8% Senior subordinated notes                                         $      --         255,000
                8-5/8% Senior subordinated notes                                                --         198,696
                11% Senior secured notes                                                   100,000           1,173
                Bank Credit Agreement                                                           --          59,000
                8% unsecured subordinated notes (see Note 12)                               19,667          17,319
                8% Series A unsecured subordinated
                 discount debentures, maturing through
                 2001 (11.5% effective yield)                                                2,309           1,834
                Other notes with various rates and
                 terms                                                                       9,979           6,178
                                                                                         ---------        --------

                                                                                           131,955         539,200
                Less current maturities                                                     (3,815)         (5,109)
                                                                                         ---------        --------
                Long-term debt, excluding current maturities                             $ 128,140         534,091
                                                                                         =========        ========


         Long-term debt matures as follows:


                 1998                      $  5,109
                 1999                         3,784
                 2000                         3,049
                 2001                         3,129
                 2002                         5,141
                 Later years                 518,988

         In November 1996, the Company commenced a tender offer for all of its $100,000 outstanding principal amount of 11% Senior Secured Notes due 2003 (the "1993 Notes"). As of December 31, 1997, approximately $98,827 of the 1993 Notes were tendered to the Company and retired. As a result of this tender offer and the extinguishment of other credit facilities, the Company recorded a loss on debt extinguishment of $9,514, net of income tax benefit of $5,660, during the two-months ended December 31, 1996 (see Note 2).



                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         Also in November 1996, the Company issued $255,000 in principal amount of 9 5/8% Senior Subordinated Notes due 2006 (the "1996 Notes"), with interest payable semi-annually on June 1 and December 1 of each year. The 1996 Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1997 Notes (as defined below), and are senior to all existing and future subordinated indebtedness of the Company.

         The 1996 Notes are redeemable at the Company's option at any time on or after December 31, 2001 at redemption prices specified by the indenture covering the 1996 Notes, and are required to be repurchased earlier in the event of a change of control of the Company. The indenture covering the 1996 Notes includes certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

         In December 1996, the Company entered into a credit facility (the "Bank Credit Agreement") with a syndicate of financial institutions, which replaced the Company's then existing bank credit facilities. The Bank Credit Agreement provides the Company with a committed $225,000 revolving credit facility and a $75,000 incremental term facility to be funded at the discretion of the lenders. Availability of the line under the revolving credit facility is reduced quarterly beginning with the quarter ending March 31, 1999 in the following amounts:

March 31, 1999 to December 31, 2000                            $  8,437
March 31, 2001 to December 31, 2001                              11,250
March 31, 2002 to December 31, 2003                              14,062

         The revolving credit facility bears interest at a variable rate of interest based upon an applicable margin over LIBOR or the prime rate. The weighted average interest rate outstanding under the facility at December 31, 1997 is 7.93%. The term loan will begin to amortize quarterly beginning March 31, 1999 or March 31, 2000 dependent on the outstanding balance. For the quarters beginning March 31, 1999 to December 31, 2003, the loans will begin quarterly principal reductions of between 1% to 2% of the outstanding balance at the date the loans begin to amortize. For the quarters beginning March 31, 2004 to December 31, 2004, the loans will have quarterly principal reductions of between 18% and 18.75%.
                                                                     (Continued)

                         (10)LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The Bank Credit Agreement is guaranteed by the Company's subsidiaries and secured by the capital stock of the Company's subsidiaries. The Bank Credit Agreement contains various restrictive covenants, which require that the Company meet certain minimum leverage, and coverage ratios, restrict additional indebtedness, limit dividends and other restricted payments, limit capital expenditures and disposition of assets, and other restrictions. In September 1997, the Company amended certain financial and other covenants in the Bank Credit Facility, including increases in permitted capital expenditures and permitted acquisitions. As of December 31, 1997, there was $59,000 outstanding under the revolving credit facility and there were no borrowings under the incremental term facility.

         In September 1997, the Company issued $200,000 in principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes") with interest payable semi-annually on March 15 and September 15 of each year, commencing March 15, 1998. The 1997 Notes were issued at a discount for $198,676. The Company is using the effective interest method to recognize the discount over the life of the 1997 Notes. The 1997 Notes are senior subordinated unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1996 Notes and are senior to all existing and future subordinated indebtedness of the Company.

         The 1997 Notes are redeemable at the Company's option at any time on or after September 15, 2002, at redemption prices specified by the indenture covering the 1997 Notes and are required to be purchased earlier in the event of a change of control of the Company. The restrictive covenants contained in the indenture covering the 1997 Notes are identical to those contained in the indenture covering the 1996 Notes.

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(10) Income Taxes

         Income tax expense for the years ended October 31, 1995 and 1996, the two months ended December 31, 1996 and the year ended December 31, 1997 consists of:

                                                                            Current          Deferred         Total
                                                                            -------          --------         -----
                Year ended October 31, 1995:
                  U.S. federal                                         $      290            (3,301)        (3,011)
                  State and local                                             621                --            621
                                                                       ----------           --------       -------
                                                                       $      911            (3,301)        (2,390)
                                                                       ==========           ========       ========


                Year ended October 31, 1996:
                  U.S. federal                                          $   3,991             2,683          6,674
                  State and local                                             800              (375)           425
                                                                       ----------           --------       --------
                                                                            4,791             2,308          7,099
                Change in deferred tax attributable
                 to unrealized gains on investment
                 securities, included in stockholders'
                 equity                                                        --             1,180          1,180
                                                                       ----------            ------         ------
                                                                       $    4,791             3,488          8,279
                                                                       ==========            ======         ======

                Two months ended December 31, 1996:
                  U.S. Federal                                         $       --             1,028          1,028
                  State and local                                             144                27            171
                                                                       ----------            ------         ------
                                                                              144             1,055          1,199
                Change in deferred tax attributable
                 to unrealized losses on investment
                 securities, included in stockholders'
                 equity                                                        --              (379)          (379)
                                                                       ----------            ------         ------
                                                                       $      144               676            820
                                                                       ==========            ======         ======

                Year ended December 31, 1997:
                  U.S. federal                                          $   6,108            (2,475)         3,633
                  State and local                                           1,385              (364)         1,021
                                                                       ----------            -------        ------
                                                                            7,493            (2,839)         4,654

                Change in deferred tax attributable to
                 unrealized losses on investment
                 securities, included in
                 stockholders' equity                                          --              (596)          (596)
                                                                       ----------          ------           ------
                                                                       $    7,493            (3,435)         4,058
                                                                       ==========           ========        ======

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


                 Income tax expense (benefit) for the years ended October 31, 1995 and 1996, the two months ended December 31, 1996 and the year ended December 31, 1997 differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:

                                                                          Years Ended           Two Months Ended        Year Ended
                                                                          October 31,             December 31,         December 31,
                                                                          -----------             ------------         ------------
                                                                       1995          1996             1996                 1997
                                                                       ----          ----             ----                 ----
                Computed "expected" tax expense                   $   2,825           6,102             904               2,548
                Increase (reduction) in income
                 taxes resulting from:
                  Change in beginning of the year
                   balance of the valuation
                   allowance for deferred tax assets                 (5,939)             --              --                  --
                  Amortization of non deductible
                   goodwill                                               --             --              --               1,730
                  State and local income taxes, net
                   of federal income tax benefit                        410             281             113                 674
                  Other differences, net                                314             716             182                (298)
                                                                  ---------          ------          ------              ------

                                                                   $ (2,390)          7,099           1,199               4,654
                                                                   =========         ======          ======              ======

         Income taxes in 1995 include an adjustment to the beginning-of-the-year valuation allowance in the Company's deferred tax assets in the amount of $5,939. The improved business conditions and resulting profitability resulted in a change in management's judgement regarding the realizability of the Company's deferred tax assets.





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at October 31, 1996 and December 31, 1997 are presented below:

                                                                                          1996               1997
                                                                                          ----               ----
                Deferred tax liabilities:
                  Plant and equipment, principally
                   due to differences in depreciation                               $   (4,002)           (3,125)
                  Plant and equipment, due to basis
                   differences on acquisitions                                              --           (15,582)
                  Intangibles, due to differences
                   in amortizable lives                                                     --            (5,646)
                  Unrealized gains on investment
                   securities                                                           (1,180)               --
                                                                                     ----------        ----------
                    Deferred tax liabilities                                            (5,182)          (24,353)

                Deferred tax assets:
                  Receivables, principally due to
                   allowance for doubtful accounts                                         205               511
                  Plant and equipment, due to
                   basis differences on acquisitions
                   and costs capitalized for tax
                   purposes                                                              4,850             4,823
                  Investment in affiliates and plant
                   and equipment, due to gains
                   recognized for tax purposes and
                   deferred for financial reporting
                   purposes                                                                900               941
                  Net operating loss carryforward                                           --             1,673
                  Minimum tax credit carryforwards                                         849                --
                  Unrealized losses on investment
                   securities                                                               --               217
                  Other, net                                                               841             1,501
                                                                                    ----------         ----------
                    Deferred tax assets                                                  7,645             9,666
                                                                                    ----------         ----------
                    Net deferred tax asset (liability)                              $    2,463           (14,687)
                                                                                    ==========         ==========

         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

         Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods, which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.
                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)



(11)     Related Party Transactions

         Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

         The Company was a party to a consulting agreement with Kevin P. Reilly, Sr., a shareholder and former Chairman of the Company, which expired in January 1996. The agreement provided for annual consulting fees of $120, and an annual bonus of up to $100. The Company continued to pay the consulting fee on a month-to-month basis until July 1, 1996. Effective July 1, 1996, a subsidiary of the Company entered into a replacement consulting agreement with Reilly Consulting Company, LLC., of which Mr. Reilly, Sr. is the manager and, with his wife, are the sole members. The agreement has a ten-year term and provides for annual consulting fees of $120. Consulting fees and bonuses paid under the above agreements during the years ended October 31, 1995 and 1996 and December 31, 1997 were $230, $195 and $120, respectively.

         As of October 31, 1996 and December 31, 1997, debentures totaling $2,375 and $1,834, respectively, are owned by shareholders, directors and employees, excluding the ten-year subordinated notes discussed in note 12. Interest expense under the debentures and ten year subordinated notes during the years ended October 31, 1995 and 1996 and December 31, 1997 was $296, $494, and $1,719, respectively.

(12)     Stockholders' Equity

         During 1995 and 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding common stock (1,830,750 and 5,427,305 shares, respectively) from certain of its existing stockholders for an aggregate purchase price of approximately $4 million. The terms of such repurchases entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company's initial public equity offering in August 1996, the Company paid the selling stockholders an aggregate of $5.0 million in cash and issued to them ten-year subordinated notes in the aggregate principal amount of $20,000. The notes bear interest at 8% (1% above the ten-year treasury note rate when issued) and are payable in monthly installments of $167, plus interest. The balance outstanding under these notes at October 31, 1996 and December 31, 1997 was $19,667 and $17,319, respectively.





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


         The rights of the Class A and Class B common stock are equal in all respects, except holders of Class B common stock have ten votes per share on all matters in which the holders of common stock are entitled to vote and holders of Class A common stock have one vote per share on such matters. The Class B common stock will convert automatically into Class A common stock upon the sale or transfer to persons other than permitted transferees (as defined in the Company's certificate of incorporation, as amended).

(13)     Stock Option Plan

         In 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. The Company has reserved an aggregate of 3,000,000 shares of Class A Common Stock for awards under the 1996 Plan.

         Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option grants. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 Year Ended          Two Months Ended          Year Ended
                                                                 October 31,           December 31,       December 31,

                                                                    1996                   1996                   1997
                                                                    ----                   ----                   ----
                Net earnings (loss) applicable
                 to common stock - as reported                   $ 10,484                 (8,115)                2,476
                                                                 ========                 ======                 =====
                Net earnings (loss) applicable
                 to common stock - pro forma                     $  8,891                 (8,666)                 (603)
                                                                 ========                 ======                 =====
                Earnings (loss) per common
                 share - as reported (basic and
                 diluted)                                        $    .25                   (.18)                  .05
                                                                 ========                 ======                 =====
                Earnings (loss) per common
                 share - pro forma (basic and
                 diluted)                                        $    .22                   (.19)                 (.01)
                                                                 ========                 ======                 =====





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)



         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997: dividend yield of 0.0%; expected volatility of 40%; risk-free interest rate of 6.0% and expected lives of 6 years.

         For grants in 1996, the following weighted average assumptions were used: Dividend yield 0.0%; expected volatility of 53%; risk-free interest rate of 6.0% and expected lives of 3 years.

         Information regarding the 1996 Plan for the years ended October 31, 1996 and December 31, 1997 is as follows:

                                                                      October 31, 1996            December 31, 1997
                                                                      ----------------            -----------------
                                                                                  Weighted                    Weighted
                                                                                   Average                    Average
                                                                                  Exercise                    Exercise
                                                                     Shares         Price        Shares        Price
                                                                     ------         -----        ------        -----
               Outstanding, beginning of year                           --       $    --      1,774,890      $ 10.85
               Granted                                           1,772,250         10.67        372,000        15.20
               Exercised                                           (29,497)        10.67       (225,273)       10.67
               Cancelled                                                --            --        (41,212)       10.67
                                                                 ---------         -----      ---------        -----
               Outstanding, end of year                          1,742,753       $ 10.67      1,880,405      $ 11.74
                                                                 =========       =======      =========      =======

               Price for exercised shares                        $   10.67                     $  10.67
               Shares available for grant, end of year           1,227,750                      853,725
               Weighted average fair value of
                options, granted during the year                 $    4.14                     $   7.18

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:


                                                          Weighted
                    Range              Number             Average         Weighted           Number          Weighted
                     Of             Outstanding          Remaining         Average        Exercisable         Average
                  Exercise               At             Contractual       Exercise             At            Exercise
                   Prices        December 31, 1997          Life            Price      December 31, 1997       Price
                   ------        -----------------          ----            -----      -----------------       -----
                 $  10.67             1,463,405             8.63        $  10.67            469,354         $  10.67
                 11.17-13.83            190,500             8.67           13.26             13,875            13.17
                 16.17-20.25            226,500             9.01           17.38                 --               --


         No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.


                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(14)     Commitments and Other Contingencies

         The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. The Company maintains a $1,000 letter of credit with a bank to meet requirements of the Company's worker's compensation insurance carrier.

         The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. The Company contributed $512, $564, and $644 for the years ended October 31, 1995 and 1996 and December 31, 1997, respectively.

         In 1993, LAC established a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. LAC's contributions to the Plan are maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of LAC. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $210, $182 and $190 to the Plan during the years ended October 31, 1995 and 1996 and December 31, 1997, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

         The Company is the subject of litigation arising during the normal course of business. In the opinion of management and the general counsel of the Company, those claims will not have a material impact on the financial position, results of operations or liquidity of the Company.





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(15)     Summarized Financial Information of Subsidiaries

         Except as set forth below, separate financial statements of each of the Company's direct or indirect subsidiaries that have guaranteed the Company's obligations under the 1996 Notes and the 1997 Notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

         Summarized financial information for Missouri Logos, a Partnership, a 66-2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                Balance Sheet Information:                                                      1996           1997
                                                                                                ----           ----
                 Current assets                                                                $ 242            237
                 Total assets                                                                    292            290
                 Current liabilities                                                              --              7
                 Total liabilities                                                               225              7
                 Venturers' equity                                                                67            283

                Income Statement Information:                                   1995            1996           1997
                                                                                ----            ----           ----
                 Revenues                                                      $ 804             931            991
                 Net income                                                      540             545            540


(16)     Disclosures About Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                                                  At December 31, 1997
                                                                                  --------------------
                                                                      Carrying Amount          Estimated Fair Value
                                                                      ---------------          --------------------
                Marketable investment securities                     $     679                           679
                Long-term debt                                         534,091                       575,198





                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

                 The carrying amounts of cash and cash equivalents, accounts receivable, other receivables, trade accounts payable, accrued expenses, and deferred income approximate fair value because of the short term nature of these items.

                 The fair value of the Company's marketable investment securities are based on quoted market prices.

                 The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

         Fair value estimates are subject to inherent limitations. Estimates of fair values are made at a specific point in time, based on relevant market information and information about the financial instrument.
         The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.


(17)     Quarterly Financial Data (Unaudited)

                                                                         Fiscal Year 1996 Quarters
                                                     January 31        April 30          July 31          October 31
                                                     ----------        --------          -------          ----------
                Revenues                           $ 27,613            29,033           31,520            32,436
                Gross profit                         16,045            18,894           21,444            23,035
                Income applicable
                 to common stock                        910             2,169            3,125             4,280
                Net earnings per common
                 share (basic)                          .02               .06              .09               .10
                Net earnings per common
                 share (diluted)                        .02               .06              .09               .10

                                                                         Fiscal Year 1997 Quarters
                                                      March 31          June 30        September 30       December 31
                                                      --------          -------        ------------       -----------
                Revenues                           $ 37,847            50,108           55,485            57,622
                Gross profit                         24,380            34,625           38,974            39,693
                Income (loss) applicable
                 to common stock                      1,205             1,402              916            (1,047)
                Net earnings (loss) per
                 common share (basic)                   .03               .03              .02              (.02)
                Net earnings  (loss) per
                 common share (diluted)                 .03               .03              .02              (.02)

                                                                     (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(18)     Subsequent Events

         Subsequent to December 31, 1997, the Company purchased substantially all of the assets of three outdoor advertising companies for a total purchase price of $50,200 in cash. The acquisitions will be accounted for under the purchase method of accounting.

         On December 31, 1997, the Board of Directors approved a three-for-two split of its Class A and Class B common stock subject to the approval by the shareholders of an increase in the authorized number of shares of Class A and Class B common stock. On February 26, 1998, the shareholders approved an increase in the authorized number of shares of Class A common stock to 75,000,000 and Class B common stock to 37,500,000. The stock split, which was effected by means of a 50% stock dividend, was paid to shareholders on February 27, 1998. Par value of the common stock will remain unchanged at $.001. Common stock and additional paid in capital have been adjusted to reflect the split as of December 31, 1997. All references to share and per share information in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.


                                                                      SCHEDULE 2

                                Lamar Advertising
                        Valuation and Qualifying Accounts
            The Years Ended October 31, 1995 and 1996, The Two Months
          Ended December 31, 1996, and the Year Ended December 31, 1997
                                   (in 000's)

              Column A                                    Column B        Column C        Column D        Column E
----------------------------------------------------   -------------   -------------   ------------   ---------------
                                                        Balance at       Charged to                       Balance at
                                                       Beginning of      Costs and                         end of
             Description                                  Period         Expenses        Deductions        period
----------------------------------------------------   -------------   -------------   ------------   ---------------
Year ended December 31, 1997
Deducted in balance sheet from trade
accounts receivable: Allowance for
doubtful accounts                                             814           2,098           1,601           1,311
                                                           ------          ------          ------          ------

Deducted in balance sheet from intangible
assets: Amortization of intangible assets                   9,273          20,425            --            29,698
                                                           ------          ------          ------          ------

Two months ended December 31, 1996
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                   551             263            --               814
                                                           ------          ------          ------          ------

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                          10,137           1,266           2,130           9,273
                                                           ------          ------          ------          ------

Year ended October 31, 1996
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                   551             580             580             551
                                                           ------          ------          ------          ------

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                           7,067           3,070            --            10,137
                                                           ------          ------          ------          ------

Year ended October 31, 1995
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                   551             502             502             551
                                                           ------          ------          ------          ------

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                           4,808           2,472             213           7,067
                                                           ------          ------          ------          ------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders: "Election of Directors - Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1998 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K

(A)      1.      FINANCIAL STATEMENTS

         The financial statements are listed under Part II, Item 8 of this Report.

         2.      FINANCIAL STATEMENT SCHEDULES

         The financial statement schedules are included under Part II, Item 8 of this Report.

         3.      EXHIBITS

         The exhibits are listed below under Part IV, Item 14(c) of this Report.

(B)      REPORTS ON FORM 8-K

         Reports on Form 8-K were filed with the Commission during the fourth quarter of 1997 to report the following items as of the dates indicated:

                 On October 27, 1997, the Company amended its report on Form 8-K originally filed on August 27, 1997 to present under Item 7 a statement of assets acquired and liabilities assumed, a related statement of revenues and expenses, and pro forma financial information relating to the Company's acquisition from Outdoor Systems, Inc. ("OSI") of certain outdoor advertising assets that OSI had acquired from National Advertising Company, previously a wholly-owned subsidiary of Minnesota Mining and Manufacturing Company.

(C)      EXHIBITS

                                                   INDEX TO EXHIBITS
    Exhibit No.                                       Description
    -----------                                       -----------
         3.1              Amended and Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.1 to
                          the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         3.2              Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
                          Company.  Filed herewith.

         3.3              By-laws of the Company, as amended.  Previously filed as Exhibit 3.2 to the Company's
                          Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

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

         4.3              Indenture dated May 15, 1993 relating to the Company's 11% Senior Secured Notes due May 15,
                          2003.  Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1
                          (File No. 33-59624), and incorporated herein by reference.

         4.4              First Supplemental Indenture dated July 30, 1996 relating to the Company's 11% Senior Secured
                          Notes due May 15, 2003.  Previously filed as Exhibit 4.5 to the Company's Registration
                          Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         4.5              Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated
                          November 8, 1996 relating to the Company's 11% Senior Secured Notes due May 15, 2003.
                          Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November
                          15, 1996 (File No. 1-12407), and incorporated herein by reference.

         4.6              Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's 11% Senior Secured Notes due May 15,
                          2003.  Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on
                          November 15, 1996 (File No. 1-12407), and incorporated herein by reference.

         4.7              Form of Subordinated Note.  Previously filed as Exhibit 4.8 to the Company's Registration
                          Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         4.8              Indenture dated as of November 15, 1996 between the Company, certain of its subsidiaries and
                          State Street Bank and Trust Company, as trustee, relating to the Company's 9 5/8% Senior
                          Subordinated Notes due 2006.  Previously filed as Exhibit 4.11 to the Company's Registration
                          Statement on Form S-3 (File No. 333-14789), and incorporated herein by reference.

         4.9              Form of 9 5/8% Senior Subordinated Note due 2006.  Previously filed as Exhibit 4.12 to the
                          Company's Registration Statement on Form S-3 (File No. 333-14789), and incorporated herein by reference.

         4.10             Form of 8 5/8% Senior Subordinated Note due 2007.  Filed herewith.

         4.11             Indenture dated as of September 25, 1997 between the Company, certain of its subsidiaries, and State Street Bank and Trust Company, as trustee, relating to the Company's 8 5/8% Senior
                          Subordinated Notes due 2007.  Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.1             Consulting Agreement dated July 1, 1996 between the Lamar Texas Limited Partnership and the
                          Reilly Consulting Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager.  Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 33-
                          05479), and incorporated herein by reference.

         10.2             Indenture dated as of September 24, 1986 relating to the Company's 8% Unsecured Subordinated
                          Debentures.  Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form
                          S-1 (File No. 33-59624), and incorporated herein by reference.

         10.3*            The Lamar Savings and Profit Sharing Plan Trust.  Previously filed as Exhibit 10.4 to the
                          Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

         10.4             Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan
                          dated October 3, 1993.  Previously filed as Exhibit 10.11 to the Company's Annual Report on
                          Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

         10.5*            1996 Equity Incentive Plan.  Previously filed as Exhibit 10.14 to the Company's Registration
                          Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         10.6             Bank Credit Agreement dated December 18, 1996 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.  Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
                          fiscal year ended October 31, 1996 (File No. 1-12407), and incorporated herein by reference.

         10.7             Amendment No. 1 to the Bank Credit Agreement dated as of March 31, 1997 between the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and the Chase Manhattan
                          Bank, as administrative agent.  Previously filed as Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.8             Amendment No. 2 to the Bank Credit Agreement dated as of September 12, 1997 between the
                          Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.  Previously filed as Exhibit 10.2 to the Company's Current Report on
                          Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.9             Amendment No. 3 to the Bank Credit Agreement dated as of December 31, 1997 between the
                          Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.  Filed herewith.

         10.10            Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor
                          East L.P.  Previously filed as Exhibit 10.16 to the Company's Registration Statement on Form
                          S-3 (File No. 333-14677), and incorporated herein by reference.

         10.11            Stock Purchase Agreement, dated as of September 25, 1996, between the Company and the shareholders of FKM Advertising, Co., Inc.  Previously filed as Exhibit 10.17 to the
                          Company's Registration Statement on Form S-3 (File No. 333-14677), and incorporated herein by reference.

         10.12            Stock Purchase Agreement dated as of February 7, 1997 between the Company and the stockholders of Penn Advertising, Inc. named therein.  Previously filed as Exhibit 2.1 to the
                          Company's Current Report on Form 8-K filed on April 14, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.13            Asset Purchase Agreement dated as of August 15, 1997 between The Lamar Corporation and
                          Outdoor Systems, Inc.  Previously filed as Exhibit 2.1 to the Company's Current Report on
                          Form 8-K filed on August 27, 1997 (File No. 1-12407), and incorporated herein by reference.

          11.1            Statement regarding computation of per share earnings. Filed herewith.

         21.1             Subsidiaries of the Company.  Filed herewith.

         23.1             Consent of KPMG Peat Marwick LLP.  Filed herewith.

         27.1             Financial Data Schedule.  Filed herewith.

______________
* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           LAMAR ADVERTISING COMPANY

                                           By:     /s/Kevin P. Reilly, Jr.
                                                   -----------------------
                                           Kevin P. Reilly, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURE                                          TITLE                              DATE
                         ---------                                          -----                              ----
         /s/Kevin P. Reilly, Jr.                    Chief Executive Officer and Director                  3/23/98
         -----------------------
         Kevin P. Reilly, Jr.

         /s/Keith A. Istre                          Chief Financial and Accounting Officer and Director   3/23/98
         -----------------
         Keith A. Istre

         /s/Charles W. Lamar, III                   Director                                              3/23/98
         ------------------------
         Charles W. Lamar, III

         /s/Gerald H. Marchand                      Director                                              3/23/98
         ---------------------
         Gerald W. Marchand

         /s/Jack S. Rome, Jr.                       Director                                              3/23/98
         --------------------
         Jack S. Rome, Jr.

         /s/William R. Schmidt                      Director                                              3/23/98
         ---------------------
         William R. Schmidt

         /s/T. Everett Stewart, Jr.                 Director                                              3/23/98
         --------------------------
         T. Everett Stewart, Jr.

INDEX TO EXHIBITS
    Exhibit No.                                       Description
    -----------                                       -----------
         3.1              Amended and Restated Certificate of Incorporation of the Company.  Filed as Exhibit 3.1 to
                          the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         3.2              Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the
                          Company.  Filed herewith.

         3.3              By-laws of the Company, as amended.  Previously filed as Exhibit 3.2 to the Company's
                          Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

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

         4.3              Indenture dated May 15, 1993 relating to the Company's 11% Senior Secured Notes due May 15,
                          2003.  Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1
                          (File No. 33-59624), and incorporated herein by reference.

         4.4              First Supplemental Indenture dated July 30, 1996 relating to the Company's 11% Senior Secured
                          Notes due May 15, 2003.  Previously filed as Exhibit 4.5 to the Company's Registration
                          Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         4.5              Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated
                          November 8, 1996 relating to the Company's 11% Senior Secured Notes due May 15, 2003.
                          Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November
                          15, 1996 (File No. 1-12407), and incorporated herein by reference.

         4.6              Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's 11% Senior Secured Notes due May 15,
                          2003.  Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on
                          November 15, 1996 (File No. 1-12407), and incorporated herein by reference.

         4.7              Form of Subordinated Note.  Previously filed as Exhibit 4.8 to the Company's Registration
                          Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         4.8              Indenture dated as of November 15, 1996 between the Company, certain of its subsidiaries and
                          State Street Bank and Trust Company, as trustee, relating to the Company's 9 5/8% Senior
                          Subordinated Notes due 2006.  Previously filed as Exhibit 4.11 to the Company's Registration
                          Statement on Form S-3 (File No. 333-14789), and incorporated herein by reference.

         4.9              Form of 9 5/8% Senior Subordinated Note due 2006.  Previously filed as Exhibit 4.12 to the
                          Company's Registration Statement on Form S-3 (File No. 333-14789), and incorporated herein by reference.

         4.10             Form of 8 5/8% Senior Subordinated Note due 2007.  Filed herewith.

         4.11             Indenture dated as of September 25, 1997 between the Company, certain of its subsidiaries, and State Street Bank and Trust Company, as trustee, relating to the Company's 8 5/8% Senior
                          Subordinated Notes due 2007.  Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.1             Consulting Agreement dated July 1, 1996 between the Lamar Texas Limited Partnership and the
                          Reilly Consulting Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager.  Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 33-
                          05479), and incorporated herein by reference.

         10.2             Indenture dated as of September 24, 1986 relating to the Company's 8% Unsecured Subordinated
                          Debentures.  Previously filed as Exhibit 10.3 to the Company's Registration Statement on Form
                          S-1 (File No. 33-59624), and incorporated herein by reference.

         10.3*            The Lamar Savings and Profit Sharing Plan Trust.  Previously filed as Exhibit 10.4 to the
                          Company's Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

         10.4             Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan
                          dated October 3, 1993.  Previously filed as Exhibit 10.11 to the Company's Annual Report on
                          Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

         10.5             1996 Equity Incentive Plan.  Previously filed as Exhibit 10.14 to the Company's Registration
                          Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         10.6             Bank Credit Agreement dated December 18, 1996 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.  Previously filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the
                          fiscal year ended October 31, 1996 (File No. 1-12407), and incorporated herein by reference.

         10.7             Amendment No. 1 to the Bank Credit Agreement dated as of March 31, 1997 between the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and the Chase Manhattan
                          Bank, as administrative agent.  Previously filed as Exhibit 10.1 to the Company's Quarterly
                          Report on Form 10-Q for the period ended March 31, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.8             Amendment No. 2 to the Bank Credit Agreement dated as of September 12, 1997 between the
                          Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.  Previously filed as Exhibit 10.2 to the Company's Current Report on
                          Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.9             Amendment No. 3 to the Bank Credit Agreement dated as of December 31, 1997 between the
                          Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent.  Filed herewith.

         10.10            Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor
                          East L.P.  Previously filed as Exhibit 10.16 to the Company's Registration Statement on Form
                          S-3 (File No. 333-14677), and incorporated herein by reference.

         10.11            Stock Purchase Agreement, dated as of September 25, 1996, between the Company and the shareholders of FKM Advertising, Co., Inc.  Previously filed as Exhibit 10.17 to the
                          Company's Registration Statement on Form S-3 (File No. 333-14677), and incorporated herein by reference.

         10.12            Stock Purchase Agreement dated as of February 7, 1997 between the Company and the stockholders of Penn Advertising, Inc. named therein.  Previously filed as Exhibit 2.1 to the
                          Company's Current Report on Form 8-K filed on April 14, 1997 (File No. 1-12407), and incorporated herein by reference.

         10.13            Asset Purchase Agreement dated as of August 15, 1997 between The Lamar Corporation and
                          Outdoor Systems, Inc.  Previously filed as Exhibit 2.1 to the Company's Current Report on
                          Form 8-K filed on August 27, 1997 (File No. 1-12407), and incorporated herein by reference.

          11.1            Statement regarding computation of per share earnings. Filed herewith.

         21.1             Subsidiaries of the Company.  Filed herewith.

         23.1             Consent of KPMG Peat Marwick LLP.  Filed herewith.

         27.1             Financial Data Schedule.  Filed herewith.

______________
* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.