Form 10-Q
period 1998-03-31
LAMAR ADVERTISING CO
filed 1998-05-12
CIK 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1998
or

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

                  Yes    X            No
                       -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                        Outstanding as of
               Class                                                        May 5, 1998
            -----------                                                 -----------------

Class A Common Stock,$ .001 par value                                       28,710,156
Class B Common Stock,$ .001 par value                                       18,762,909

                                    CONTENTS

                                                                                               Page

PART I - FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1997 and March 31, 1998                                           1 - 2

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1997
                  and March 31, 1998                                                             3

                  Condensed Consolidated Statements of Comprehensive
                  Income for the three months ended March 31, 1997
                  and March 31, 1998                                                             4

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1997 and
                  March 31, 1998                                                                 5 - 6

                  Notes to Condensed Consolidated Financial
                  Statements                                                                     7 - 9

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  10 - 13

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                                                   13


PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                                               13

                  Signatures                                                                     13

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                     December 31,    March 31,
                                                                         1997          1998
                                                                       ---------     ---------
ASSETS
Cash and cash equivalents                                              $   7,246     $   4,041

Receivables
     Trade accounts, net                                                  29,854        28,333
     Affiliates, related parties
       and employees                                                         788           573
     Other                                                                 1,284           697
                                                                       ---------     ---------
       Net receivables                                                    31,926        29,603
Prepaid expenses                                                           9,112         8,971
Other current assets                                                       1,136         4,552
                                                                       ---------     ---------
     Total current assets                                                 49,420        47,167
                                                                       ---------     ---------

Property, plant and equipment                                            429,615       469,207
     Less accumulated depreciation
       and amortization                                                 (113,477)     (121,888)
                                                                       ---------     ---------
       Net property, plant and equipment                                 316,138       347,319
                                                                       ---------     ---------

Investment securities                                                        679           329
Intangible assets                                                        278,923       296,571
Receivables - noncurrent                                                   1,625         1,883
Other assets                                                               4,551         6,273
                                                                       ---------     ---------
     Total assets                                                        651,336       699,542
                                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                3,308         3,749
     Accrued expenses                                                     14,804        13,710
     Current maturities of long-term
       debt                                                                5,109         5,300
     Deferred income                                                       7,537         7,976
                                                                       ---------     ---------
       Total current liabilities                                          30,758        30,735

Long-term debt                                                           534,091       582,907
Deferred income                                                              837           968
Other liabilities                                                          2,250         3,591
Deferred tax liability                                                    14,687        13,004
                                                                       ---------     ---------
       Total liabilities                                                 582,623       631,205
                                                                       ---------     ---------

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          December 31,   March 31,
                                                             1997          1998
                                                           ---------     ---------
STOCKHOLDERS' EQUITY
Class A preferred stock, par value
     $638, $63.80 cumulative dividends,
     authorized 10,000 shares; 5,719.49
     shares issued and outstanding at
     December 31, 1997, and March 31, 1998,
     respectively                                              3,649         3,649

Class A common stock, $.001 par value,
     authorized 75,000,000 shares;
     issued and outstanding 28,453,805
     shares and 28,696,046 shares at
     December 31, 1997 and March 31, 1998,
     respectively                                                 28            29

Class B common stock, $.001 par value,
     authorized 37,500,000 shares; issued
     and outstanding 18,762,909 shares at
     December 31 1997 and March 31, 1998                          19            19

Additional paid in capital                                    95,691       100,214

Accumulated deficit                                          (30,320)      (35,003)

Accumulated other comprehensive income
     Unrealized loss on investment
     securities net of deferred tax
     benefit                                                    (354)         (571)
                                                           ---------     ---------
     Stockholders' equity                                     68,713        68,337
                                                           ---------     ---------


Total liabilities and
 stockholders' equity                                      $ 651,336     $ 699,542
                                                           =========     =========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              Three Months Ended      Three Months Ended
                                                                March 31, 1997          March 31, 1998
                                                                 ------------           ------------
Revenues
     Outdoor advertising, net                                    $     37,682           $     58,291
     Other income                                                         165                    106
                                                                 ------------           ------------
                                                                       37,847                 58,397
                                                                 ------------           ------------
Operating expenses
     Direct advertising expenses                                       13,467                 20,830
     Selling, general and
       administrative expenses                                          9,253                 13,216
     Depreciation and amortization                                      6,750                 17,605
                                                                 ------------           ------------
                                                                       29,470                 51,651
                                                                 ------------           ------------

       Operating income                                                 8,377                  6,746
                                                                 ------------           ------------

Other expense (income)
     Interest income                                                   (1,121)                  (107)
     Interest expense                                                   6,944                 13,326
     Loss (gain) on disposition of assets                                 447                   (337)
     Other expenses                                                        13                     20
                                                                 ------------           ------------
                                                                        6,283                 12,902
                                                                 ------------           ------------

     Earnings (loss) before income taxes                                2,094                 (6,156)

Income tax expense (benefit)                                              798                 (1,565)
                                                                 ------------           ------------

     Net earnings (loss)                                                1,296                 (4,591)
                                                                 ============           ============

Preferred stock dividends                                                  91                     91
                                                                 ------------           ------------

Net earnings (loss) applicable to
  common stock                                                          1,205                 (4,682)
                                                                 ============           ============

Net earnings (loss) per common
   share (basic)                                                          .03                   (.10)
                                                                 ============           ============
Net earnings (loss) per common
   share (diluted)                                                        .03                   (.10)
                                                                 ============           ============

Weighted average common shares
   outstanding                                                     46,993,572             47,350,919
Incremental common shares from
   dilutive stock options                                             430,868                   --
                                                                 ------------           ------------
Weighted average common shares
   assuming dilution                                               47,424,440             47,350,919
                                                                 ============           ============

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               Three Months Ended      Three Months Ended
                                                                  March 31, 1997       March 31, 1998
                                                                  --------------       --------------

Net earnings (loss) applicable to
     common stock                                                     $ 1,205               $(4,682)

Other comprehensive income -
     unrealized gain (loss) on investment
     securities (net of deferred tax
     expense (benefit) of $402 and $(133)
     for three months ending March 31, 1997
     and 1998, respectively)                                              658                  (217)
                                                                      -------               -------

Comprehensive Income                                                    1,863                (4,899)
                                                                      =======               =======

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                                      Three Months Ended    Three Months Ended
                                                                        March 31, 1997         March 31, 1998
                                                                        --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                                        $  1,296                  (4,591)

Adjustments to reconcile net earnings (loss)
     to net cash provided by operating activities:
     Depreciation and amortization                                            6,750                  17,605
     Loss (gain) on disposition of assets                                       447                    (337)
     Deferred taxes                                                             704                  (1,550)
     Provision for doubtful accounts                                            405                     551
Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Receivables                                                             (601)                  2,772
       Prepaid expenses                                                         (47)                   (115)
       Other assets                                                            (716)                 (2,315)
     Increase (Decrease) in:
       Trade accounts payable                                                (1,778)                   (444)
       Accrued expenses                                                       2,411                  (1,178)
       Other liabilities                                                        (40)                     20
       Deferred income                                                          681                     570
                                                                           --------                --------
       Net cash provided by operating
         activities                                                           9,512                  10,988
                                                                           --------                --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                                   --                      (250)
Acquisition of new markets                                                   (3,974)                (54,990)
Capital expenditures                                                         (7,382)                (11,069)
Proceeds from disposition of assets                                             427                     599
                                                                           --------                --------
     Net cash used in investing activities                                  (10,929)                (65,710)
                                                                           --------                --------

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      Three Months Ended      Three Months Ended
                                                                        March 31, 1997          March 31, 1998
                                                                        --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                                       29                   2,601
Principal payments on long-term debt                                         (1,141)                 (1,063)
Proceeds from issuance of notes payable                                          34                      70
Net borrowings under credit agreements                                         --                    50,000
Dividends                                                                       (91)                    (91)
                                                                           --------                --------
     Net cash provided by (used in)
       financing activities                                                  (1,169)                 51,517
                                                                           --------                --------

Net decrease in cash and cash equivalents                                    (2,586)                 (3,205)

Cash and cash equivalents at beginning
     of period                                                               81,007                   7,246
                                                                           --------                --------

Cash and cash equivalents at end of
     period                                                                $ 78,421                   4,041
                                                                           ========                ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                     $    866                  10,783
                                                                           ========                ========

Cash paid for state and
  federal income taxes                                                     $  2,184                     848
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

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with earnings per share and diluted earnings per share. The calculations of earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. At March 31, 1998, the Company estimates that $1,456 of such capitalized costs are included in intangible assets on the Company's balance sheet.

Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", which requires disclosure, in financial statement format, all non-owner changes in equity. Adoption of this statement requires the presentation of comprehensive income, which includes the unrealized gain or loss on investment securities.

2.       Acquisitions

On January 2, 1998, the Company purchased all the outdoor advertising assets of Ragan Outdoor Advertising Company, Ragan Outdoor Advertising Company of Cedar Rapids, and Ragan Outdoor Advertising Company of Rockford, L.L.C. for a cash purchase price of $25,000. The acquisition consisted of displays located in Rockford, Illinois, Cedar Rapids, Iowa and Davenport, Iowa.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

On January 30, 1998, the Company acquired all of the outdoor advertising assets of three related outdoor advertising companies (Pioneer Advertising Company, Superior Outdoor Advertising Company and Overland Outdoor Advertising Company, Inc.) located in Missouri and Arkansas for a cash purchase price of $19,200.

During the three months ended March 31, 1998, the Company completed six additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $10,622.

Each of these acquisitions were accounted for under the purchase method of accounting, and accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the allocation of the acquisition costs in the above transactions.

                  Current assets                                         1,080
                  Property, plant and equipment                         30,173
                  Intangible assets                                     24,413
                  Current liabilities                                      969

Summarized below are certain unaudited pro forma statement of operations data for the three months ended March 31, 1997 and March 31, 1998 as if each of the above acquisitions and the acquisitions occurring in 1997, which are discussed in the Company's December 31, 1997 Consolidated Financial Statements, had been consummated as of January 1, 1997. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                     Three Months Ended        Three Months Ended
                                                       March 31, 1997           March 31, 1998
                                                       --------------           --------------
Revenues, net                                         $    55,181               $    58,773

Net loss applicable to
  common stock                                             (3,981)                   (4,797)

Net loss per common share - basic                            (.08)                     (.10)
Net loss per common share - diluted                          (.08)                     (.10)

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

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                                                               Three Months Ended March 31,
                                                              -------------------------------
                                                                       (Unaudited)

Balance Sheet Information:                                     1998                      1997
                                                              ------                    -----

   Current assets                                               252                       242
   Total assets                                                 308                       298
   Total liabilities                                             --                        12
   Venturers' equity                                            308                       286

Income Statement Information:

   Revenues                                                     264                       236
   Net income                                                   162                       122

4.       Subsequent Events

On May 1, 1998 the Company purchased all of the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C. for a cash purchase price of $68,500.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. Please refer to Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a discussion of certain factors which may affect the Company's future operating performance.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,1997

Net revenues increased $20.6 million or 54.3% to $58.4 million for the three months ended March 31, 1998 as compared to the same period in 1997. This increase was the result of a (i) $20.0 million increase in billboard net revenues, of which $16.6 million is attributable to the Company's acquisitions since August, 1996, with the remaining $3.4 million attributable to existing operations, and a (ii) $.8 million increase in logo sign revenue due to the completion and development of the new state logo sign franchises awarded and acquired in 1997 and the continued expansion of the Company's existing logo sign franchises.

Operating expenses, exclusive of depreciation and amortization, increased $11.3 million or 49.9% for the three months ended March 31, 1998 as compared to the same period in 1997. This was primarily the result of the additional operating expenses related to acquired outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $10.9 million or 160.8% from $6.8 million for the three months ended March 31, 1997 to 17.6 million for the three months ended March 31, 1998 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $1.6 million or 19.5% to $6.7 million for three months ended March 31, 1998 from $8.4 million for the same period in 1997.

Interest income decreased $1.0 million as a result of earnings on excess cash investments made during the three months ended March 31, 1997 as compared to the same period in 1998. Interest expense increased $6.4 million from $6.9 million for the three months ended March 31, 1997 to $13.3 million for the same period in 1998 as a result of interest expense on the 1997 Notes issued by the company in September, 1997 and additional borrowings under the Bank Credit Facility.

Income tax expense decreased $2.4 million creating a tax benefit of $1.6 million for the three months ended March 31,1998 as compared to the same period in 1997. The effective tax rate for the three months ended March 31, 1998 is 25.4% which is less than the Company's historical effective tax rate due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 1998 of $4.6 million, as compared to net earnings of $1.3 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

In January 1998, the Company financed the Ragan Outdoor and Derby Outdoor acquisitions with a $26.0 million draw under the Revolving Facility, and in February 1998 the Company financed the acquisition of Pioneer Outdoor with a $19.0 million draw under the Revolving Facility. At March 31, 1998, following these acquisitions, the Company had $115 million available under the Revolving Facility and $75 million available but not committed under the Incremental Facility. In April 1998, the Company financed the Northwest Outdoor and Farrar Outdoor acquisitions with draws totaling $70 million under the Revolving Facility. The Company currently has $35 million available under the Revolving Facility and $75 million available but not committed under the Incremental Facility. The Company expects to pursue a policy of continued growth through acquisitions. As a result, the Company will be required to raise additional funds to finance additional acquisition activity, which may require an additional equity or debt offering or a combination of these.

The Company's net cash provided by operating activities increased to $11.0 million for the three months ended March 31, 1998 due primarily to an increase in noncash items of $8.0 million, which includes an increase in depreciation and amortization of $10.9 million offset by a decrease in deferred tax expense of $2.3 million. The increase in noncash items was offset by a decrease in net earnings of $5.9 million, a decrease in accrued expenses of $3.6 million and an increase in other assets of $1.6 million. There was also a decrease in receivables of $3.4 million and an increase in trade accounts payable of $1.3 million. Net cash used in investing activities increased $54.8 million from $10.9 million for the three months ended March 31, 1997 to $65.7 million for the same period in 1998. This increase was due to a $51.0 million increase in purchase of new markets and a $3.7 million increase in capital expenditures. Net cash provided by financing activities increased $52.7 million for the three months ended March 31, 1998 due to a $50.0 million increase in net borrowings under credit agreements due to additional borrowings under the Revolving Credit facility to finance acquisitions and a $2.6 million increase in net proceeds from issuance of common stock.

The Company believes that internally generated funds and funds available for borrowing under the Bank Credit Agreement will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance its current operations.

Regulation of Tobacco Advertising

Approximately 9% of the Company's outdoor advertising net revenues and 8% of consolidated net revenues in fiscal 1997 came from the tobacco products industry, compared to 10% of billboard advertising net revenues for fiscal 1996, 9% for fiscal 1995, 7% for fiscal 1994 and 1993, and 12% for fiscal 1992. The tobacco percentage for the three months ended March 31, 1998 was approximately 9%. Manufacturers of tobacco products, principally cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. Although the Company has attempted to replace tobacco advertising by diversifying its customer base and increasing sales to local advertisers, there can be no assurance that the tobacco industry will not further reduce advertising expenditures in the future either voluntarily or as a result of governmental regulations or as to what affect any such reduction may have on the Company.

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

In addition, the states of Florida, Mississippi and Texas have entered into separate settlements of litigation with the tobacco industry. None of these settlements are conditioned on federal government approval. The Florida and Mississippi settlements provided for the elimination of all outdoor advertising of tobacco products by February 1998 in such states and at such time all of the Company's tobacco billboards were removed. The Texas settlement requires the elimination of all outdoor advertising of tobacco products by June, 1998. The Company operates approximately 3,300 outdoor advertising displays in six markets in Texas and approximately $.3 million of its approximate $3.2 million in net revenues in Texas for the three months ended March 31, 1998 were attributable to tobacco advertising. Further, the settlement of tobacco-related claims and litigation in other jurisdictions may also adversely affect outdoor advertising revenues.

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

The AICPA has issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. At March 31, 1998, the Company estimates that $1.5 million of such capitalized costs are included in intangible assets on the Company's balance sheet.

Impact of Year 2000

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit 10.1 Amendment No. 4 to Credit Agreement dated as of March 31, 1998 between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Filed herewith.

         Exhibit 27.1       Financial Data Schedule. Filed herewith.

         (b)      Reports on Form 8-K

         None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LAMAR ADVERTISING COMPANY

DATED: May 7, 1998                       BY:      /s/Keith Istre
                                              ----------------------------------
                                                  Keith A. Istre
                                                  Chief Financial and Accounting
                                                  Officer and Director

                                 EXHIBIT INDEX

         Exhibits             Description
         --------             -----------

         10.1               Amendment No. 4 to Credit Agreement dated as of
                            March 31, 1998 between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Filed herewith.

         27.1               Financial Data Schedule. Filed herewith.

