Form 10-Q
period 1998-06-30
LAMAR ADVERTISING CO
filed 1998-08-11
CIK 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
or

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

                  Yes  X   No
                     -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
                     Class                                    August 5, 1998
                     -----                                  ----------------
         Class A Common Stock,$ .001 par value                    35,829,668
         Class B Common Stock,$ .001 par value                    18,117,440

                                    CONTENTS
                                    --------

                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998 and December 31, 1997................................................1 - 2

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and June 30, 1997 and six months ended June 30, 1998
                  and June 30, 1997......................................................................3

                  Condensed Consolidated Statements of Comprehensive Income for
                  the three months ended June 30, 1998 and June 30, 1997 and six months ended June 30,
                  1998 and June 30, 1997.................................................................4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 1998 and
                  June 30, 1997......................................................................5 - 6

                  Notes to Condensed Consolidated Financial
                  Statements........................................................................7 - 10

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................................11 - 14

ITEM 3.  Quantitative and Qualitative Disclosures About
                  Market Risks..........................................................................14


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K..........................................................15 - 16

                  Signatures............................................................................16

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               June 30,      December 31,
                                                                1998             1997
                                                              ---------      ------------
ASSETS
Cash and cash equivalents                                     $   6,435      $      7,246

Receivables
     Trade accounts, net                                         33,500            29,854
     Affiliates, related parties
       and employees                                                648               788
     Other                                                          442             1,284
                                                              ---------      ------------
       Net receivables                                           34,590            31,926
Prepaid expenses                                                  9,867             9,112
Other current assets                                              5,387             1,136
                                                              ---------      ------------
     Total current assets                                        56,279            49,420
                                                              ---------      ------------

Property, plant and equipment                                   518,555           429,615
     Less accumulated depreciation
       and amortization                                        (132,849)         (113,477)
                                                              ---------      ------------
       Net property, plant and equipment                        385,706           316,138
                                                              ---------      ------------

Investment securities                                                --               679
Intangible assets                                               374,796           278,923
Receivables - noncurrent                                          1,916             1,625
Other assets                                                     13,342             4,551
                                                              ---------      ------------
     Total assets                                               832,039           651,336
                                                              =========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                       3,563             3,308
     Accrued expenses                                            16,454            14,804
     Current maturities of long-term debt                         3,995             5,109
     Deferred income                                              6,560             7,537
                                                              ---------      ------------
       Total current liabilities                                 30,572            30,758

Long-term debt                                                  540,009           534,091
Deferred income                                                   1,038               837
Other liabilities                                                 3,381             2,250
Deferred tax liability                                           11,885            14,687
                                                              ---------      ------------
       Total liabilities                                        586,885           582,623
                                                              ---------      ------------

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                             June 30,   December 31,
                                               1998         1997
                                             --------   ------------
STOCKHOLDERS' EQUITY
--------------------
Class A preferred stock, par value
  $638, $63.80 cumulative dividends,
  authorized 10,000 shares; 5,719.49
  shares issued and outstanding at
  June 30, 1998, and December 31, 1997,
  respectively                                  3,649          3,649

Class A common stock, $.001 par value,
  authorized 75,000,000 shares;
  issued and outstanding 35,734,869
  shares and 28,453,805 shares at
  June 30, 1998, and December 31, 1997,
  respectively                                     36             28

Class B common stock, $.001 par value,
  authorized 37,500,000 shares; issued
  and outstanding 18,117,440 shares at
  June 30, 1998, and 18,762,909 at
  December 31, 1997                                18             19

Additional paid in capital                    277,707         95,691

Accumulated deficit                           (36,256)       (30,320)

Accumulated other comprehensive income
     Unrealized loss on investment
     securities net of deferred tax
     benefit                                       --           (354)
                                            ---------      ---------
     Stockholders' equity                     245,154         68,713
                                            ---------      ---------


Total liabilities and
 stockholders' equity                       $ 832,039        651,336
                                            =========      =========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                          Three Months Ended             Six Months Ended
                                     June 30, 1998  June 30, 1997  June 30, 1998  June 30, 1997
                                     -------------  -------------  -------------  -------------
Net Revenues                           $   69,675     $   50,108     $  128,072      $  87,955
                                       ----------     ----------     ----------      ---------

Operating expenses
     Direct advertising expenses           21,609         15,483         42,439         28,950
     Selling, general and
       administrative expenses             15,008         10,828         28,224         20,081
     Depreciation and
       amortization                        19,224         10,977         36,829         17,727
                                       ----------     ----------     ----------      ---------
                                           55,841         37,288        107,492         66,758
                                       ----------     ----------     ----------      ---------
       Operating income                    13,834         12,820         20,580         21,197
                                       ----------     ----------     ----------      ---------

Other expense (income)
     Interest income                         (129)          (300)          (236)        (1,421)
     Interest expense                      13,915          8,460         27,241         15,404
     Loss on disposition of assets            875            295            538            742
     Other expenses                           101            164            121            177
                                       ----------     ----------     ----------      ---------
                                           14,762          8,619         27,664         14,902
                                       ----------     ----------     ----------      ---------

     Earnings (loss) before
       income taxes                          (928)         4,201         (7,084)         6,295

Income tax expense (benefit)                  142          2,616         (1,423)         3,414
                                       ----------     ----------     ----------      ---------

     Net earnings (loss)                   (1,070)         1,585         (5,661)         2,881
                                       ----------     ----------     ----------      ---------

Preferred stock dividends                     183            183            274            274
                                       ----------     ----------     ----------      ---------

Net earnings (loss) applicable
  to common stock                          (1,253)         1,402         (5,935)         2,607
                                       ==========     ==========     ==========      =========

Net earnings (loss) per common
   share - basic                             (.02)           .03           (.12)           .06
                                       ==========     ==========     ==========      =========
Net earnings (loss) per common
   share - diluted                           (.02)           .03           (.12)           .06
                                       ==========     ==========     ==========      =========

Weighted average common
   shares outstanding                  48,802,640     46,997,337     48,080,862     46,995,465
Incremental common shares
   from dilutive stock options                 --        715,737             --        765,497
                                       ----------     ----------     ----------     ----------
Weighted average common
   shares assuming dilution            48,802,640     47,713,074     48,080,862     47,760,962
                                       ==========     ==========     ==========     ==========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED)(IN THOUSANDS)

                                                 Three Months Ended                 Six Months Ended
                                            June 30, 1998  June 30, 1997        June 30, 1998  June 30, 1997
                                            -------------  -------------        -------------  -------------

Net earnings (loss) applicable
     to common stock                        $      (1,253) $       1,402        $     (5,935)  $       2,607

Other comprehensive income -
   unrealized loss on investment
   securities (net of deferred
   tax benefit of 84 and 120 for
   the three months ended June
   30, 1998 and 1997, respectively
   and 217 and 523 for the six
   months ended June 30, 1998
   and 1997, respectively.)                          (137)          (198)                 354           (856)
                                            -------------  -------------        -------------  -------------

Comprehensive Income                               (1,390)         1,204               (5,581)         1,751
                                            =============  =============        =============  =============

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                              Six Months Ended    Six Months Ended
                                                June 30, 1998       June 30, 1997
                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                (5,661)              2,881

Adjustments to reconcile net earnings (loss)
  to net cash provided by operating
  activities:
     Depreciation and amortization                 36,829              17,727
     Loss on disposition of assets                    538                 742
     Deferred taxes                                  (654)             (1,194)
     Provision for doubtful accounts                  703                 710
Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Receivables                                 (1,042)             (3,718)
       Prepaid expenses                              (295)               (366)
       Other assets                                (3,068)               (620)
     Increase (Decrease) in:
       Trade accounts payable                         200              (2,035)
       Accrued expenses                            (1,420)              2,142
       Other liabilities                             (167)                 (1)
       Deferred income                               (853)               (415)
                                                 --------              ------
       Net cash provided by operating
         activities                                25,110              15,853


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                         (280)             (1,300)
Acquisition of new markets                       (187,175)           (257,942)
Capital expenditures                              (24,139)            (14,990)
Proceeds from disposition of assets                 1,289              52,186
                                                 --------            --------
     Net cash used in investing activities       (210,305)           (222,046)

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                   Six Months Ended  Six Months Ended
                                                    June 30, 1998    June 30, 1997
                                                   ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock              179,929            225
Principal payments on long-term debt                     (2,341)        (2,051)
Proceeds from issuance of notes payable                      70             34
Net borrowings under credit agreements                    7,000        135,000
Dividends                                                  (274)          (274)
                                                       --------       --------
     Net cash provided by financing activities          184,384        132,934

Net decrease in cash and cash equivalents                  (811)       (73,259)

Cash and cash equivalents at beginning
     of period                                            7,246         81,007
                                                       --------       --------

Cash and cash equivalents at end of
     period                                               6,435          7,748
                                                       ========       ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                   27,100         14,756
                                                       ========       ========
Cash paid for state and
  federal income taxes                                      872          2,184
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

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share required by Accounting Principles Board Opinion No. 15 with earnings per share and diluted earnings per share. The calculations of earnings per share exclude any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. At June 30, 1998, the Company estimates that $1,300, of such capitalized costs are included in intangible assets on the Company's balance sheet.

Effective January 1, 1998, the Company adopted the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income", which requires disclosure, in financial statement format, of all non-owner changes in equity. Adoption of this statement requires the presentation of comprehensive income, which includes the unrealized gain or loss on investment securities. Investment securities consist of the Company's investment in approximately 340,000 shares of common stock of Wireless One, Inc., a publicly-held company in the wireless cable business. The former Chief Executive Officer of Wireless One, Inc. is an employee and principal shareholder of the Company. The shares were sold in May, 1998, resulting in a realized loss of $875.

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

On April 30, 1998, the company purchased all the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C. for a cash purchase price of approximately $70,000. The acquired displays are located in the states of Washington, Montana, Oregon, Idaho, Wyoming, Nebraska, Nevada and Utah.

On May 15, 1998, the Company purchased the assets of Odegard Outdoor Advertising, L.L.C., for a cash purchase price of approximately $8,500. This acquisition increases the Company's presence in the Kansas City, Missouri market.

On May 29, 1998, the Company entered into an agreement to purchase from Rainier Evergreen, Inc. or through it's affiliates (i) all of the issued and outstanding common stock of American Signs, Inc., (ii) the assets of the Sun Media division and (iii) the assets of Sun Media of the Rockies, Inc. The asset purchases were closed on that date; while the stock purchase was delayed due to lease transfer issues involving the Bureau of Interior Affairs. Approximately $7.0 million of the total purchase price was transferred to an escrow agent awaiting final resolution involving these leases. The acquisition gives the Company a presence in Tacoma, Washington.

During the six months ended June 30, 1998, the Company completed 29 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $37 million.

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

            Current assets                    $  3,129
            Property, plant and equipment       65,879
            Other assets                         7,000
            Intangible assets                  113,647
            Current liabilities                  3,277

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statement of operations data for three months ended June 30, 1998 and 1997, and the six months ended June 30, 1998 and June 30, 1997 as if each of the above acquisitions and the acquisitions occurring in 1997, which are discussed in the Company's December 31, 1997 Consolidated Financial Statements, had been consummated as of January 1, 1997.

This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                           Three Months Ended                Six Months Ended
                                      June 30, 1998  June 30, 1997      June 30, 1998  June 30, 1997
                                      -------------  -------------      -------------  -------------
Revenues, net                         $      71,492  $      65,021      $     135,805  $     124,927

Net loss applicable to
  common stock                               (1,741)        (2,407)            (7,672)        (8,217)

Net loss per common share - basic              (.04)          (.05)              (.16)          (.17)
Net loss per common share - diluted            (.04)          (.05)              (.16)          (.17)

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

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                                             Six Months Ended June 30,
                                             -------------------------
                                                    (Unaudited)

Balance Sheet Information:                    1997               1998
                                              ----               ----

   Current assets                              235                350
   Total assets                                288                408
   Total liabilities                             -                  9
   Venturers' equity                           288                399

Income Statement Information:

   Revenues                                    501                457
   Net income                                  299                235

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


4.    Stockholder's Equity

In June, 1998, the Company completed an equity offering of 6,375,000 shares of Class A Common Stock at an offering price of $29 per share. This transaction resulted in a $177,133 increase in total stockholders' equity after deducting commissions and fees related to the transaction.

5.    Subsequent Events

In July, 1998, the company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") which consists of a committed $250,000 revolving credit facility (the "New Revolving Credit Facility"), a $150,000 term facility and a $100,000 incremental facility funded at the discretion of the lenders. As of June 30, 1998, the Company had borrowings under the previous Bank Credit Agreement of $66 million under the previous Revolving Credit Facility (the "Previous Revolving Credit Facility"). The new Bank Credit Agreement replaced the Company's previous Bank Credit Facility.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six month and three month periods ended June 30, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to
Exhibit 99.1 filed herewith, including without limitation, the factors described under the headings "Fluctuations in Economic and Advertising Trends," "Acquisition and Growth Strategy", "Competition," and "Substantial Indebtedness of the Company" in such Exhibit 99.1, and the factors described under the heading "Regulation of Tobacco Advertising" below.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30,1997

Net revenues increased $40.1 million or 45.6% to $128.1 million for the six months ended June 30, 1998 as compared to the same period in 1997. This increase was primarily the result of (i) a $38.9 million increase in billboard net revenues, and (ii) a $1.4 million increase in logo sign revenue due to the completion and development of the new state logo sign franchises awarded and acquired in 1997 and the continued expansion of the Company's existing logo sign franchises.

Operating expenses, exclusive of depreciation and amortization, increased $21.6 million or 44.1% for the six months ended June 30, 1998 as compared to the same period in 1997. This was primarily the result of the additional operating expenses related to acquired outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $19.1 million or 107.8% from $17.7 million for the six months ended June 30, 1997 to $36.8 million for the six months ended June 30, 1998 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $.6 million or 2.9% to $20.6 million for six months ended June 30, 1998 from $21.2 million for the same period in 1997.

Interest income decreased $1.2 million as a result of earnings on excess cash investments made during the six months ended June 30, 1997 as compared to the same period in 1998. Interest expense increased $11.8 million from $15.4 million for the six months ended June 30, 1997 to $27.2 million for the same period in 1998 as a result of interest expense on the 1997 Notes issued by the company in September, 1997 and additional borrowings under the Company's bank credit facility.

Income tax expense decreased $4.8 million creating a tax benefit of $1.4 million for the six months ended June 30,1998 as compared to the same period in 1997. The effective tax rate for the six months ended June 30, 1998 is 20.1 % which is less than the Company's historical effective tax rate due to permanent differences resulting from non-deductible amortization of goodwill. As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 1998 of $5.7 million, as compared to net earnings of $2.9 million for the same period in 1997.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Revenues for the three months ended June 30, 1998 increased $19.6 million or 39.0% to $69.7 million from $50.1 million for the same period in 1997.

Operating expenses, exclusive of depreciation and amortization, for the three months ended June 30, 1998 increased $10.3 million or 39.2% over the same period in 1997.

Depreciation and amortization expense increased $8.2 million or 75.1% from $11.0 million for three months ended June 30, 1997 to $19.2 million for the three months ended June 30, 1998.

Operating income increased $1.0 million or 7.9% to $13.8 million for the three months ended June 30, 1998 as compared to $12.8 million for the same period in 1997.

Interest expense increased $5.5 million from $8.5 million for the three months ended June 30, 1997 to $13.9 million for the same period in 1998.

The Company recognized a net loss for the three months ended June 30, 1998 of $1.1 million.

The results for the three months ended June 30, 1998 were affected by the same factors as the six months ended June 30, 1998. Reference is made to the discussion of the six month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

On April 1, 1998, the Company financed the Farrar Outdoor acquisition with a $6.0 million draw under the Previous Revolving Credit Facility and on April 30, 1998, the Company financed the acquisition of Northwest Outdoor with a $64 million draw under the Previous Revolving Credit Facility. On May 15, 1998, the Company financed the Odegard Outdoor acquisition with a draw of $6.0 million under the Previous Revolving Credit Facility and in June, 1998, the Company financed several acquisitions including Sun Media with draws totaling $30 million under the Previous Revolving Credit Facility.

In June, 1998, the Company completed a public offering of 6,375,000 shares of Class A Common Stock at $29.00 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $177.5 million. These proceeds were used to pay down outstanding bank debt of approximately $173.0 million with the remainder used for operations.

In July, 1998, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") which consists of a committed $250.0 million revolving credit facility (the "New Revolving Credit Facility"), a $150.0 million term facility and a $100 million incremental facility funded at the discretion of the lenders. The New Bank Credit Agreement replaced the Company's previous bank credit facilities. There is currently $62.0 million outstanding under the New Revolving Credit Facility.

The Company's net cash provided by operating activities increased to $25.1 million for the six months ended June 30, 1998 due primarily to an increase in noncash items of $19.4 million, which is primarily an increase in depreciation and amortization of $19.1 million. The increase in noncash items was offset by a decrease in net earnings of $8.5 million, a decrease in accrued expenses of $3.6 million and an increase in other assets of $2.4 million. There was also a decrease in receivables of $2.7 million and an increase in trade accounts payable of $2.2 million. Net cash used in investing activities decreased $11.7 million from $222.0 million for the six months ended June 30, 1997 to $210.3 million for the same period in 1998. This decrease was due to a $70.8 million decrease in the purchase of new markets offset by a $9.1 million increase in capital expenditures and a $50.9 million decrease in proceeds from disposition of assets. Net cash provided by financing activities increased $51.5 million for the six months ended June 30, 1998 due to a $179.7 million increase in net proceeds from issuance of common stock offset by a $128.0 million decrease in net borrowings under credit agreements.

The Company believes that internally generated funds and available funds under the New Bank Credit Agreement will be sufficient for the foreseeable future to satisfy all debt service obligations, and to finance additional acquisition activity and current operations.

Regulation of Tobacco Advertising

Approximately 9% of the Company's outdoor advertising net revenues and 8% of consolidated net revenues in fiscal 1997 came from the tobacco products industry, compared to 10% of outdoor advertising net revenues for fiscal 1996, 9% for fiscal 1995, 7% for fiscal 1994 and 1993, and 12% for fiscal 1992. The tobacco percentage for the six months ended June 30, 1998 was approximately 9%. Manufacturers of tobacco products, principally cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. There can be no assurance that the tobacco industry will not further reduce advertising expenditures in the future either voluntarily or as a result of governmental regulation or as to what affect any such reduction may have on the Company.

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

In addition, the states of Florida, Mississippi, Texas and Minnesota have entered into separate settlements of litigation with the tobacco industry. None of these settlements is conditioned on federal government approval. The Florida and Mississippi settlements provided for the elimination of all outdoor advertising of tobacco products by February 1998 in such states and at such time all of the Company's tobacco billboards and advertising was removed. The Texas settlement requires the elimination of all outdoor advertising of tobacco products by June 1998 and the Minnesota settlement requires the elimination of all outdoor advertising of tobacco products by November 1998. At December 31, 1997, the Company operated approximately 4,249 outdoor advertising displays in seven markets in Florida and approximately $1.8 million of its approximately $19.2 million in net revenues in Florida during 1997 were attributable to tobacco advertising. At December 31, 1997, the Company operated approximately 2,532 outdoor advertising displays in three markets in Mississippi and approximately $0.8 million of its approximately $10.6 million in net revenues in Mississippi during 1997 were attributable to tobacco advertising. At December 31, 1997, the Company operated approximately 3,300 outdoor advertising displays in six markets in Texas and approximately $0.8 million of its approximate $11.0 million in net revenues in Texas during 1997. Although the Company does not operate any outdoor advertising displays for tobacco products in Minnesota, the size and scope of the Minnesota settlement, including the ban on tobacco outdoor advertising, may foreshadow similar settlements of tobacco-related claims and litigation which may also adversely affect outdoor advertising revenues.

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

The AICPA has issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. At June 30, 1998, the Company estimates that $1.3 million of such capitalized costs are included in intangible assets on the Company's balance sheet.

Impact of Year 2000

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4.

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 21, 1998. The following represents the results of the proposals submitted to a vote of security holders:

Proposal to Elect Directors

The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 1999 Annual Meeting of Stockholders:

                                    Votes Cast For    Votes Withheld
                                    --------------    --------------
         Kevin P. Reilly, Jr.         25,459,404         5,650
         Keith A. Istre               25,459,404         5,650
         Charles W. Lamar, III        25,459,404         5,650
         Gerald H. Marchand           25,458,936         6,118
         Jack S. Rome, Jr.            25,459,404         5,650
         William R. Schmidt           25,459,404         5,650
         T. Everett Stewart Jr.       25,459,404         5,650

         There were no abstentions or broker non-votes.


                                      -15

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         Exhibit 10.1 Bank Credit Agreement dated as of July 16, 1998 between Lamar Advertising Company, certain of its subsidiaries, the lenders who are parties thereto and Chase Manhattan Bank, as administrative agent Filed herewith.

         Exhibit 27.1      Financial Data Schedule.  Filed herewith.

         Exhibit 99.1 Important Factors Regarding Forward Looking Statements Filed herewith.

         (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed with the Commission during the second quarter of 1998 to report the following items as of the dates indicated:

                           On April 17, 1998 the Company filed an 8-K/A in order to update the information previously filed with the Commission at pages 21 to 27 to the Registration Statement on Form S-4 (File No. 333-39729) of the Company, which Registration Statement was declared effective by the Commission on November 12, 1997, the Company filed as Exhibit 99.1 an unaudited pro forma consolidated statement of earnings (loss) for the year ended December 31, 1997, giving effect to the acquisition of Penn Advertising, Inc. and National Advertising Company, as if each had occurred on January 1, 1997 using the purchase method of accounting.

                           On June 5, 1998, the Company filed an 8-K in order to furnish certain exhibits for incorporation by reference into (a) the Registration Statement on Form S-3 of the Company previously filed with the Commission (File No. 333-50559), which Registration Statement was declared effective by the Commission on April 28, 1998 and (b) the Registration Statement on Form S-3 of the Company previously filed with the Commission (File No. 333-52851), which Registration Statement was declared effective by the Commission on May 18, 1998, the Company filed (i) an Underwriting Agreement dated June 5, 1998 among the Company, certain selling stockholders of the Company and the several Underwriters as Exhibit 1.1 to each of such Registration Statements and the Selling Stockholder Registration Statement and (ii) an opinion of Palmer & Dodge LLP, counsel to the Company, regarding the validity of certain shares of the Company's Class A Common Stock, $.001 par value per share, to be sold by the Company pursuant to the Underwriting Agreement as Exhibit 2 to the Company Registration Statement on Form S3 (File No. 333-50559).

                           On June 25, 1998, the Company filed an 8-K to indicate that the Company's discussions concerning the proposed acquisition of another outdoor advertising company which were described under the caption "Recent Developments-Other Acquisition Activity" in the Prospectus Supplement to the Prospectus dated April 28, 1998 and the Prospectus dated May 18, 1998 filed by the Company pursuant to Rule 424(b)(5) under the Securities Act of 1933 on June 8, 1998 had been terminated, yet the Company was continuing to pursue acquisitions as part of its business strategy.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LAMAR ADVERTISING COMPANY

DATED: August 10, 1998      BY:   /s/ Keith Istre
                                  --------------------------
                                  Keith A. Istre
                                  Chief Financial and Accounting
                                  Officer and Director

                               INDEX TO EXHIBITS

          EXHIBIT NO.      DESCRIPTION
         -------------     -----------
         Exhibit  10.1     Bank Credit Agreement dated as of July 16, 1998
                           between Lamar Advertising Company, certain of its
                           subsidiaries, the lenders who are parties thereto and
                           The Chase Manhattan Bank, as administrative agent.
                           Filed herewith.

         Exhibit 27.1      Financial Data Schedule.  Filed herewith.

         Exhibit 99.1      Important Factors Regarding Forward Looking
                           Statements Filed herewith.