Form 10-Q/A
period 1998-06-30
LAMAR ADVERTISING CO
filed 1998-08-17
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                                  FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number 0-20833

                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      72-1205791
(State or other jurisdiction)                         (I.R.S. Employer
      of incorporation)                             Identification No.)

    5551 CORPORATE BLVD.,
       BATON ROUGE, LA                                     70808
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

                          Yes     X                No
                               -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
                 Class                          August 5, 1998
                 -----                          --------------

Class A Common Stock, $  .001 par value            35,829,668
Class B Common Stock, $  .001 par value            18,117,440

This Form 10-Q/A is being filed solely for the purpose of amending Part II,
Item 4 in the Company's Quarterly Report of Form 10-Q for the period ended June 30, 1998 which was filed with the Commission on August 11, 1998 (the "June 30 10-Q") to correct typographical errors contained therein. Item 4 "Submission of Matters to a Vote of Security Holders" set forth in the June 30 10-Q is hereby deleted in its entirety and the following is substituted therefor.


                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 21, 1998. The following represents the results of the proposals submitted to a vote of security holders:

Proposal to Elect Directors

The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 1999 Annual Meeting of Stockholders:

                                           Votes Cast For               Votes Withheld
                                           --------------               --------------

         Kevin P. Reilly, Jr.              213,088,524                       5,650
         Keith A. Istre                    213,088,524                       5,650
         Charles W. Lamar, III             213,088,524                       5,650
         Gerald E. Marchand                213,088,056                       6,118
         Jack S. Rome, Jr.                 213,088,524                       5,650
         William R. Schmidt                213,088,524                       5,650
         T. Everett Stewart Jr.            213,088,524                       5,650

         There were no abstentions or broker non-votes.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                     LAMAR ADVERTISING COMPANY


DATED:   August 13, 1998             By: /s/ KEITH A. ISTRE
                                        -------------------------------------
                                              Keith A. Istre
                                              Chief Financial and Accounting
                                               Officer and Director