Form 10-Q
period 1998-09-30
LAMAR ADVERTISING CO
filed 1998-11-12
CIK 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1998
or

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

Registrant's telephone number, including area code (225) 926-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No
                      ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding as of
                  Class                                       November 3, 1998
                  -----                                       ----------------

         Class A Common Stock,$ .001 par value                   35,938,970
         Class B Common Stock,$ .001 par value                   18,117,440

                                    CONTENTS

                                                                                       Page
                                                                                       ----

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

             Condensed Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997 . . . . . . . . . . . . . . . . . 1 - 2

             Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and September 30, 1997 and nine months ended September 30, 1998 and September 30, 1997  . . . . . . . . . 3

             Condensed Consolidated Statements of Comprehensive Income for
             the three months ended September 30, 1998 and September 30,
             1997 and nine months ended September 30, 1998 and September
             30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

             Condensed Consolidated Statements of Cash Flows
             for the nine months ended September 30, 1998 and
             September 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5 - 6

             Notes to Condensed Consolidated Financial
             Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7 - 10

ITEM 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations  . . . . . . . . . . . . . 11 - 16

ITEM 3.      Quantitative and Qualitative Disclosures About
             Market Risks . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


PART II - OTHER INFORMATION

ITEM 2.      Changes in Securities and Use of Proceeds  . . . . . . . . . . . . . . . . .  16

ITEM 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . 17 - 18

             Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               September 30,      December 31,
                                                                   1998              1997
                                                                   ----              ----
ASSETS
------

Cash and cash equivalents                                        $   6,224         $   7,246

Receivables
     Trade accounts, net                                            33,730            29,854
     Affiliates, related parties
       and employees                                                   277               788
     Other                                                             274             1,284
                                                                 ---------         ---------
       Net receivables                                              34,281            31,926
Prepaid expenses                                                    10,316             9,112
Other current assets                                                 2,718             1,136
                                                                 ---------         ---------
     Total current assets                                           53,539            49,420
                                                                 ---------         ---------

Property, plant and equipment                                      542,540           429,615
     Less accumulated depreciation
       and amortization                                           (141,322)         (113,477)
                                                                 ---------         ---------
       Net property, plant and equipment                           401,218           316,138
                                                                 ---------         ---------

Investment securities                                                 --                 679
Intangible assets                                                  392,691           278,923
Receivables - noncurrent                                             1,938             1,625
Other assets                                                        17,152             4,551
                                                                 ---------         ---------
     Total assets                                                  866,538           651,336
                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
     Trade accounts payable                                          4,133             3,308
     Accrued expenses                                               19,587            14,804
     Current maturities of long-term
       debt                                                          3,950             5,109
     Deferred income                                                 9,718             7,537
                                                                 ---------         ---------
       Total current liabilities                                    37,388            30,758

Long-term debt                                                     562,343           534,091
Deferred income                                                      1,012               837
Other liabilities                                                    2,959             2,250
Deferred tax liability                                              10,713            14,687
                                                                 ---------         ---------
       Total liabilities                                           614,415           582,623
                                                                 ---------         ---------

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                      September 30,      December 31,
                                                                                          1998               1997
                                                                                          ----               ----

Stockholders' Equity:

Class A preferred stock, par value $638, $63.80 cumulative dividends, authorized
     10,000 shares; 5,719.49 shares issued and outstanding at September 30,
     1998, and December 31, 1997                                                         3,649                3,649

Class A common stock, $.001 par value, authorized 75,000,000 shares; issued and outstanding 35,937,996 shares and 28,453,805 shares at September 30, 1998,
     and December 31, 1997, respectively                                                    36                   28

Class B common stock, $.001 par value, authorized 37,500,000 shares; issued and outstanding 18,117,440 shares at September 30, 1998, and 18,762,909 at
     December 31, 1997                                                                      18                   19

Additional paid-in capital                                                             283,137               95,691

Accumulated deficit                                                                    (34,717)             (30,320)

Accumulated other comprehensive income
     Unrealized loss on investment
     securities net of deferred tax
     benefit                                                                               --                  (354)
                                                                                     ---------              -------
     Stockholders' equity                                                              252,123               68,713
                                                                                     ---------              -------

Total liabilities and
 stockholders' equity                                                                $ 866,538              651,336
                                                                                     =========              =======

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                            1998             1997               1998             1997
                                            ----             ----               ----             ----

Net Revenues                         $     73,528      $     55,485      $    201,600      $    143,440
                                     ------------      ------------      ------------      ------------

Operating expenses
     Outdoor advertising:
       Direct advertising
         expenses                          22,257            16,511            64,696            45,461
       Selling, general and
         administrative expenses           14,954            12,554            43,178            32,635
       Depreciation and
         amortization                      20,224            14,058            57,053            31,785
                                     ------------      ------------      ------------      ------------
                                           57,435            43,123           164,927           109,881
                                     ------------      ------------      ------------      ------------

       Operating Income                    16,093            12,362            36,673            33,559
                                     ------------      ------------      ------------      ------------

Non-operating (income)
         expense:
     Interest income                         (123)             (178)             (359)           (1,599)
     Interest expense                      12,116            10,356            39,357            25,760
     Loss (gain) on disposition
       of assets                               81              (143)              619               599
     Other expenses                           151               140               272               317
                                     ------------      ------------      ------------      ------------
                                           12,225            10,175            39,889            25,077
                                     ------------      ------------      ------------      ------------

  Earnings (loss) before
    income taxes                            3,868             2,187            (3,216)            8,482
  Income tax expense                        2,239             1,180               816             4,594
                                     ------------      ------------      ------------      ------------

  Net earnings (loss)                       1,629             1,007            (4,032)            3,888
                                     ============      ============      ============      ============

  Preferred stock dividends                    91                91               365               365
                                     ------------      ------------      ------------      ------------

  Net earnings (loss)
    applicable to common stock              1,538               916            (4,397)            3,523
                                     ============      ============      ============      ============

  Net earnings (loss) per
    common share - basic                      .03               .02              (.09)              .07
                                     ============      ============      ============      ============

  Net earnings (loss) per
    common share - diluted                    .03               .02              (.09)              .07
                                     ============      ============      ============      ============

  Weighted average common
    shares outstanding                 54,005,114        46,979,499        50,076,742        47,065,080

  Incremental common shares from
    dilutive stock options                596,604           958,854              --             903,080
                                     ------------      ------------      ------------      ------------

  Weighted average common
    shares assuming dilution           54,601,718        47,938,353        50,076,742        47,968,160
                                     ============      ============      ============      ============

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                            1998             1997               1998             1997
                                            ----             ----               ----             ----

Net earnings (loss) applicable
     to common stock                 $      1,538      $        916      $     (4,397)     $      3,523


Other comprehensive income
     unrealized loss on investment
     securities (net of deferred
     tax benefit (expense) of -0-
     and (89) for the three months
     ended September 30, 1998 and
     1997, respectively and 217
     and 435 for the nine months
     ended September 30, 1998 and
     1997, respectively.)                    -0-                145               354              (711)
                                     ------------      ------------      ------------      ------------

Comprehensive income (loss)                 1,538             1,061            (4,043)            2,812
                                     ============      ============      ============      ============

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Nine Months Ended      Nine Months Ended
                                                           September 30, 1998     September 30, 1997
                                                           ------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                              $  (4,032)          $   3,888

Adjustments to reconcile net earnings (loss)
  to net cash provided by operating activities:
     Depreciation and amortization                                  57,053              31,785
     Loss on disposition of assets                                     619                 599
     Deferred taxes                                                 (2,548)             (1,297)
     Provision for doubtful accounts                                 1,265                 985
Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Receivables                                                  (1,520)             (8,295)
       Prepaid expenses                                               (714)                 93
       Other assets                                                    978                (816)
     Increase (Decrease) in:
       Trade accounts payable                                          770                 (42)
       Accrued expenses                                              1,288               9,917
       Other liabilities                                              (144)                  9
       Deferred income                                               2,252                 533
                                                                 ---------           ---------
       Net cash provided by operating
         activities                                                 55,267              37,359


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                          (280)             (1,338)
Acquisition of new markets                                        (220,780)           (374,733)
Capital expenditures                                               (40,148)            (24,664)
Proceeds from disposition of assets                                  1,419              54,352
                                                                 ---------           ---------
     Net cash used in investing activities                        (259,789)           (346,383)

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Nine Months Ended     Nine Months Ended
                                                             September 30, 1998    September 30, 1997
                                                             ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

Debt issuance costs                                                 (2,503)             (5,250)
Net proceeds from issuance of common stock                         181,450                 965
Principal payments on long-term debt                                (4,152)             (3,163)
Proceeds from issuance of notes payable                                 70                  34
Net borrowings under credit agreements                              29,000              47,000
Proceeds from note offering                                           --               193,426
Dividends                                                             (365)               (365)
                                                                 ---------           ---------
     Net cash provided by financing activities                     203,500             232,647

Net decrease in cash and cash equivalents                           (1,022)            (76,377)

Cash and cash equivalents at beginning
     of period                                                       7,246              81,007
                                                                 ---------           ---------

Cash and cash equivalents at end of
     period                                                          6,224               4,630
                                                                 =========           =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------

Cash paid for interest                                           $  37,328           $  19,050
                                                                 =========           =========
Cash paid for state and
  federal income taxes                                           $   6,129           $   4,244
                                                                 =========           =========

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

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. At September 30, 1998, the Company estimates that $1,240, of such capitalized costs are included in intangible assets on the Company's balance sheet.

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

On May 29, 1998, the Company entered into an agreement to purchase from Rainier Evergreen, Inc. or through it's affiliates (i) all of the issued and outstanding common stock of American Signs, Inc., (ii) the assets of the Sun Media division and (iii) the assets of Sun Media of the Rockies, Inc. The asset purchases were closed on that date; while the stock purchase was delayed due to lease transfer issues involving the Bureau of Interior Affairs. The stock purchase was completed in September, 1998. The total purchase price was $26,550. The acquisition gives the Company a presence in Tacoma, Washington.

On September 1, 1998, the Company entered into an agreement to purchase all of the outdoor advertising assets of Nichols & Vann Advertising. The Company paid a cash purchase price of $11,000 which is held on deposit as of September 30, 1998. This acquisition increases the Company's presence in Buffalo and Rochester, New York.

During the nine months ended September 30, 1998, the Company completed 46 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $62 million and issuance of 63,005 shares of Class A common stock valued at approximately $2,400.

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

                  Current assets                                 $      3,136
                  Property, plant and equipment                        75,476
                  Other assets                                         11,059
                  Intangible assets                                   141,129
                  Current liabilities                                   2,929
                  Long term liabilities                                   723

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statement of operations data for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997 as if each of the above acquisitions and the acquisitions occurring in 1997, which are discussed in the Company's December 31, 1997 Consolidated Financial Statements, had been consummated as of January 1, 1997.

This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                              1998           1997             1998             1997
                                              ----           ----             ----             ----

Revenues, net                            $   74,194      $   66,485       $  210,946       $  195,122
                                         ==========      ==========       ==========       ==========

Net earnings (loss) applicable
  to common stock                             1,422          (2,056)          (6,870)         (10,037)
                                         ==========      ==========       ==========       ==========

Net earnings (loss) per
  common share - basic                          .03            (.04)            (.14)            (.21)
                                         ==========      ==========       ==========       ==========
Net earnings (loss) per
  common share - diluted                        .03            (.04)            (.14)            (.21)
                                         ==========      ==========       ==========       ==========

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

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

                                                           September 30,      December 31,
Balance Sheet Information:                                     1998              1997
                                                              ------            ------
                                                                     (Unaudited)

   Current assets                                               235               237
   Total assets                                                 285               290
   Total liabilities                                             -                  7
   Venturers' equity                                            285               283


Income Statement Information:                             Nine Months Ended September 30,
                                                               1998              1997
                                                              ------            ------
                                                                     (Unaudited)
   Revenues                                                     748              677
   Net income                                                   416              354

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



4.       Stockholders' Equity

In June, 1998, the Company completed an equity offering of 6,375,000 shares of Class A Common Stock at an offering price of $29 per share. This transaction resulted in a $177,133 increase in total stockholders' equity after deducting commissions and fees related to the transaction.

5.       Credit Agreement

In July, 1998, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") which consists of a committed $250,000 revolving credit facility (the "New Revolving Credit Facility"), a $150,000 term facility (the "Term Facility") and a $100,000 incremental facility funded at the discretion of the lenders. As of September 30, 1998, the Company had borrowings under the New Bank Credit Agreement of $88 million under the Revolving Credit Facility. The New Bank Credit Agreement replaced the Company's previous Bank Credit Facility.

The revolving credit loans and term loans begin amortizing in March 2000 and September 2000, respectively, and mature on December 31, 2005. Term loans may be requested under the Term Facility at any time prior to June 30, 1999 and revolving credit loans may be requested under the New Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA. EBITDA is operating income before depreciation and amortization, a commonly used measure of financial performance. LIBOR is the London Interbank Offered rate, a commonly used reference for variable interest rates. The New Bank Credit Agreement contains restrictive covenants comparable to those under the prior agreement and of a sort customary in credit facilities for outdoor advertising companies.

In September 1998 the Company entered into an Amendment No. 1 to Amended and Restated Credit Agreement pursuant to which the New Bank Credit Agreement was amended to facilitate the acquisition of Outdoor Communications, Inc. ("OCI"), which was completed on October 1, 1998.

6.       Subsequent events

On October 1, 1998, the Company purchased all of the outstanding stock of OCI for a purchase price of $385,000. The purchase price included approximately $235,000 in cash, the assumption of OCI debt of approximately $105,000 and the issuance of notes in the aggregate amount of $45,000 to certain principal stockholders of OCI. Pursuant to this acquisition, the Company acquired approximately 14,700 displays in 12 states.

Funds for this acquisition were provided from borrowings under the New Revolving Credit Facility and the Term Facility.

ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine month and three month periods ended September 30, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to
Exhibit 99.1 filed herewith, including without limitation, the factors described under the headings "Fluctuations in Economic and Advertising Trends," "Acquisition and Growth Strategy," "Competition," and "Substantial Indebtedness of the Company" in such Exhibit 99.1, and the factors described under the heading "Regulation of Tobacco Advertising" below.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30,1997

Net revenues increased $58.2 million or 40.5% to $201.6 million for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase was primarily the result of (i) a $56.0 million increase in billboard net revenues, and (ii) a $2.5 million increase in logo sign revenue due to the completion and development of the new state logo sign franchises awarded and acquired in 1997 and the continued expansion of the Company's existing logo sign franchises.

Operating expenses, exclusive of depreciation and amortization, increased $29.8 million or 38.1% for the nine months ended September 30, 1998 as compared to the same period in 1997. This was primarily the result of the additional operating expenses related to acquired outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $25.3 million or 79.5% from $31.8 million for the nine months ended September, 30, 1997 to $57.1 million for the nine months ended September 30, 1998 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income increased $3.1 million or 9.3% to $36.7 million for nine months ended September 30, 1998 from $33.6 million for the same period in 1997.

Interest income decreased $1.2 million due to lower excess cash balances available for investment during the nine months ended September 30, 1998 as compared to the same period in 1997. Interest expense increased $13.6 million from $25.8 million for the nine months ended September 30, 1997 to $39.4 million for the same period in 1998 as a result of interest expense on the 1997 Notes issued by the company in September, 1997 and additional borrowings under the Company's bank credit facility to finance acquisitions.

Income tax expense decreased $3.8 million creating income tax expense of $.8 million for the nine months ended September 30,1998 as compared to the same period in 1997. The Company recorded income tax expense for the nine months ended September 30, 1998, due to permanent differences resulting from non-deductible goodwill.

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 1998 of $4.0 million, as compared to net earnings of $3.9 million for the same period in 1997.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net revenues for the three months ended September 30, 1998 increased $18.0 million or 32.5% to $73.5 million from $55.5 million for the same period in 1997.

Operating expenses, exclusive of depreciation and amortization, for the three months ended September 30, 1998 increased $8.2 million or 28.0% over the same period in 1997.

Depreciation and amortization expense increased $6.2 million or 43.9% from $14.1 million for three months ended September 30, 1997 to $20.2 million for the three months ended September 30, 1998.

Operating income increased $3.7 million or 30.2% to $16.1 million for the three months ended September 30, 1998 as compared to $12.4 million for the same period in 1997.

Interest expense increased $1.8 million from $10.4 million for the three months ended September 30, 1997 to $12.1 million for the same period in 1998.

The Company recognized net earnings for the three months ended September 30, 1998 of $1.6 million as compared to net earnings of $1.0 million for the three months ended September 30, 1997.

The results for the three months ended September 30, 1998 were affected by the same factors as the nine months ended September 30, 1998. Reference is made to the discussion of the nine month results.

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

In July, 1998, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") in replacement of its previous Agreement. The New Bank Credit Agreement consists of a committed $250,000 revolving credit facility (the "New Revolving Credit Facility"), a $150,000 term facility (the "Term Facility") and a $100,000 incremental facility funded at the discretion of the lenders. The revolving credit loans and term loans begin amortizing in March 2000 and

September 2000, respectively, and mature on December 31, 2005. Term loans may be requested under the Term Facility at any time prior to June 30, 1999 and revolving credit loans may be requested under the New Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA. EBITDA is operating income before depreciation and amortization, a commonly used measure of financial performance. The New Bank Credit Agreement contains restrictive covenants comparable to those under the prior agreement and of a sort customary in credit facilities for outdoor advertising companies.

On August 31, 1998, the Company financed the deposit related to the Nichols and Van acquisition with a $10.0 million draw under the New Revolving Credit Facility. In September, 1998 the Company financed two acquisitions, Johnstown Poster and Advantage Outdoor, with draws under the New Revolving Credit Facility totaling $10.0 million.

On October 1, 1998, the Company financed the cash portion of the purchase price for the acquisition of Outdoor Communications, Inc. ("OCI") with a $85.0 million draw under the New Revolving Credit Facility and a $150.0 million draw under the Term Facility. The Company also assumed $105.0 million of 9 1/4% Senior Subordinated Notes due 2007 previously issued by OCI and issued approximately $45.0 million in notes to the three principal shareholders of OCI. The notes issued to the former OCI stockholders are guaranteed by letters of credit issued against the Company's Bank Credit Agreement and are due January, 1999. There is currently $169.0 million outstanding under the New Revolving Credit Facility and $150 million outstanding under the Term Facility.

The Company's net cash provided by operating activities increased to $55.3 million for the nine months ended September 30, 1998 due primarily to an increase in noncash items of $24.3 million, which is primarily an increase in depreciation and amortization of $25.3 million offset by a change in deferred taxes of $1.3 million. The increase in noncash items was offset by a decrease in net earnings of $7.9 million, a decrease in accrued expenses of $8.6 million and an increase in other assets of $1.8 million. There was also a decrease in receivables of $6.8 million and an increase in deferred income of $1.7 million. Net cash used in investing activities decreased $86.6 million from $346.4 million for the nine months ended September 30, 1997 to $259.8 million for the same period in 1998. This decrease was due to a $154.0 million decrease in the purchase of new markets offset by a $15.5 million increase in capital expenditures and a $52.9 million decrease in proceeds from disposition of assets. Net cash provided by financing activities decreased $29.1 million for the nine months ended September 30, 1998 due to a $180.5 million increase in net proceeds from issuance of common stock offset by a $18.0 million decrease in net borrowings under credit agreements, a $193.4 million decrease in proceeds from note offering and a $2.7 million decrease in debt issuance costs.

The Company believes that internally generated funds and available funds under the New Bank Credit Agreement will be sufficient to satisfy all debt service obligations, and to finance additional acquisition activity and current operations.

Regulation of Tobacco Advertising

POTENTIAL ELIMINATION OR REDUCTION OF TOBACCO ADVERTISING

Manufacturers of tobacco products, mainly cigarettes, were historically major users of outdoor advertising displays. Beginning in 1992, the leading tobacco companies substantially reduced their domestic advertising expenditures in response to societal and governmental pressures and other factors. The Company's revenues from the tobacco products industry are depicted in the following table.

              PERIOD ENDED                          OUTDOOR ADVERTISING

                                                        NET REVENUES

           September 30, 1998                                8%

            December 31, 1997                                9%

            October 31, 1996                                10%

            October 31, 1995                                 9%

            October 31, 1994                                 7%

            October 31, 1993                                 7%

            October 31, 1992                                12%

As you can see from the table, the percentage of the Company's advertising revenues that come from the tobacco products industry has decreased over the last several years. The tobacco industry could further decrease its outdoor advertising expenditures voluntarily or as a result of governmental regulation. The Company is not certain what affect any such reduction would have on our operations.

In June 1997 several of the major tobacco companies in the United States that had been sued by numerous state attorneys general reached agreement on a proposed settlement. The terms of this proposed settlement included a ban on all outdoor advertising of tobacco products commencing nine months after finalization of the settlement. The settlement, however, was subject to numerous conditions, most importantly the enactment of legislation by the federal government. The settlement collapsed in June 1998 after Congress failed to enact the required legislation. The bill was resubmitted to the Senate Commerce Committee, but further action is uncertain.

In October 1998, the tobacco companies and attorneys general of 38 states began discussing a new national tobacco settlement. Under the terms of the proposed plan, tobacco companies would discontinue all advertising on billboards. At this time the timing and terms of any definitive settlement are uncertain. If the tobacco industry eliminates or reduces billboard advertising, the Company's outdoor advertising revenues could decrease immediately and the Company's available inventory could increase. An increase in available inventory could cause the Company to reduce our rates or limit the Company's ability to raise rates for some period. If a new tobacco settlement were finalized according to the proposed terms and if the Company was unable to replace revenues from tobacco advertising, the proposed settlement would have an adverse effect on the

Company's results of operations. While the Company believes that it would be able to replace a substantial portion of the tobacco advertising revenues that would be eliminated, the Company cannot guarantee that it will be able to do so or do so at comparable advertising rates.

The states of Florida, Mississippi, Texas and Minnesota have reached separate settlements of litigation with the tobacco industry. These settlements were not conditioned on federal government approval. The Florida and Mississippi settlements provided for the elimination of all outdoor advertising of tobacco products by February 1998 and the Texas settlement requires removal by June 1998. The Company removed all of its tobacco billboards and advertising in Florida, Mississippi and Texas in compliance with those settlement deadlines. The Minnesota settlement requires the elimination of all outdoor advertising of tobacco products by November 1998. The following table sets forth information about the Company's advertising markets in Florida, Mississippi and Texas at December 31, 1997.

         STATE             # OF ADVERTISING      # OF MARKETS IN THE     TOTAL ADVERTISING       PORTION OF TOTAL
                                DISPLAY                 STATE            REVENUES IN STATE     ADVERTISING REVENUES
                                                                           (IN MILLIONS)           FROM TOBACCO
                                                                                                    ADVERTISING

Florida                          4,253                    7                   $ 19.2                  $ 1.8

Mississippi                      2,532                    3                   $ 10.6                  $ 0.8

Texas                            3,300                    6                   $ 11.0                  $ 0.8


Before the Company's acquisition of Outdoor Communications, Inc. on October 1, 1998, the Company did not have any outdoor advertising displays for tobacco products in Minnesota. By acquiring Outdoor Communications, Inc. the Company acquired 1,329 outdoor advertising displays, some of which were used for advertising tobacco products. However, we removed all of our outdoor advertising displays for tobacco products in Minnesota before the settlement deadline of November 1998.

Although the Company has removed all of our tobacco advertising in states where settlements are in place, the size and scope of the Minnesota settlement, which includes the ban on all outdoor tobacco advertising, may foreshadow similar settlements of tobacco-related litigation in other states, which may adversely affect the Company's outdoor advertising revenues.

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

The AICPA has issued SOP 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998. At September 30, 1998, the Company estimates that $1.24 million of capitalized costs are included in intangible assets on the Company's balance sheet.

Impact of Year 2000

The year 2000 issue is the result of the development of computer programs and systems using two digits rather than four digits to define the applicable year. Computer programs and equipment with time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions to business operations.

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant. The Company's year 2000 effort also included communication with all significant third party vendors and customers to determine the extent to which the Company's systems are vulnerable to those parties' failure to reach year 2000 compliance. There can be no guarantee that the Company's third party vendors or customers will be year 2000 compliant on a timely basis and that failure to achieve compliance would not have a material adverse impact on the Company's business operations.

The Company believes that it is difficult to fully assess the risks of the year 2000 problem due to numerous uncertainties surrounding the issue. Management believes that primary risks are external to the Company and relate to the year 2000 readiness of its third party business partners.

Accordingly, the Company plans to devote the resources it concludes are appropriate to address all significant year 2000 issues in a timely manner.

ITEM 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable



PART II - OTHER INFORMATION

ITEM 2.

         CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 1998 the Company issued an aggregate 63,005 shares of Class A Common Stock to Oshel B. Craigo and Thomas Susman for a purchase price of $37.39 per share. Messrs. Craigo and Susman were the sole stockholders of Mountaineer Outdoor Sign, Inc., which was acquired by the Company in July 1998, and such shares were issued to them as payment of the purchase price of approximately $2.4 million for such acquisition. These shares were issued in reliance on the exemption provided for private placements under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.

         EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  2.1 Stock Purchase Agreement dated as of August 10, 1998 by and among the Company, OCI and the stockholders of OCI. Previously filed as Exhibit 2.1 to the Company's current report on Form 8-K (File No. 0-20833) filed on October 15, 1998 and incorporated herein by reference.

                  2.2 First Amendment to the Stock Purchase Agreement dated August 25, 1998 by and among the Company, OCI and the stockholders of OCI. Previously filed as Exhibit 2.2 to the Company's current report on Form 8-K (File No. 0-20833) filed on October 15, 1998 and incorporated herein by reference.

                  2.3 Second Amendment to the Stock Purchase Agreement dated September 30, 1998 by and among the Company, OCI and the stockholders of OCI. Previously filed as Exhibit 2.3 to the Company's current report on Form 8-K (File No. 0-20833) filed on October 15, 1998 and incorporated herein by reference.

                  4.1 Indenture dated August 15, 1997, relating to Outdoor Communications, Inc. 9 1/4% Senior Subordinated Notes. Filed herewith.

                  4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated October 1, 1998. Filed herewith.

                  4.3 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated October 23, 1998. Filed herewith.

                  4.4 Supplemental Indenture to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated October 23, 1998. Filed herewith.

                  4.5 Supplemental Indenture to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated October 23, 1998. Filed herewith.

                  10.1 Amendment No. 1 to the Amended and Restated Bank Credit Agreement dated September 15, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Filed herewith.

                  27.1  Financial Data Schedule. Filed herewith.

                  99.1 Important Factors Regarding Forward Looking Statements. Filed herewith.

         (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed with the Commission during the second quarter of 1998 to report the following items as of the dates indicated:

                           On August 14, 1998, the Company filed an 8-K to announce that it had entered into a definitive agreement to purchase all of the outstanding capital stock of Outdoor Communications, Inc. for a purchase price of approximately $385 million consisting of cash and the assumption of debt. This acquisition consists of approximately 14,700 displays in 12 states. Among the markets included in this acquisition are the following: Birmingham, AL; Huntsville, AL; Tuscaloosa, AL; Athens, GA; Rome, GA; Decatur, Il; Paducah, KY; Duluth, MN; St. Cloud, MN; Saginaw, MI; Corinth, MS; Traverse City, MI and Johnson City, TN.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LAMAR ADVERTISING COMPANY



DATED: November 11, 1998                   BY:   /s/ Keith A. Istre
                                                 ------------------------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer and Director

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------

   2.1            Stock Purchase Agreement dated as of August 10, 1998 by and among the Company, OCI and the stockholders of OCI. Previously filed as Exhibit 2.1 to the Company's current report on Form 8-K (File No. 0-20833) filed on October 15, 1998 and incorporated herein by reference.

   2.2            First Amendment to the Stock Purchase Agreement dated August 25, 1998 by and among the Company, OCI and the stockholders of OCI. Previously filed as Exhibit 2.2 to the Company's current report on Form 8-K (File No. 0-20833) filed on October 15,
                  1998 and incorporated herein by reference.

   2.3            Second Amendment to the Stock Purchase Agreement dated September 30, 1998 by and among the Company, OCI and the stockholders of OCI. Previously filed as Exhibit
                  2.3 to the Company's current report on Form 8-K (File No. 0-20833) filed on
                  October 15, 1998 and incorporated herein by reference.

   4.1            Indenture dated August 15, 1997, relating to Outdoor Communications, Inc. 9 1/4%
                  Senior Subordinated Notes. Filed herewith.

   4.2            Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor
                  Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated October 1, 1998. Filed herewith.

   4.3            Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor
                  Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated October 23, 1998. Filed herewith.

   4.4            Supplemental Indenture to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  October 23, 1998. Filed herewith.

   4.5            Supplemental Indenture to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated
                  October 23, 1998. Filed herewith.

   10.1           Amendment No. 1 to the Amended and Restated Bank Credit Agreement dated September
                  15, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Filed herewith.

   27.1           Financial Data Schedule. Filed herewith.

   99.1           Important Factors Regarding Forward Looking Statements, filed herewith.