Form 10-K
period 1998-12-31
LAMAR ADVERTISING CO
filed 1999-03-26
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 1-12407

                           LAMAR ADVERTISING COMPANY
             (Exact name of registrant as specified in its charter)


Delaware                                                   72-1205791
(State or other jurisdiction of incorporation or           I.R.S. Employer
organization                                               Identification No.)

5551 Corporate Blvd., Baton Rouge, LA                      70808
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (225) 926-1000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: Senior Subordinated Notes due 2006

Name of each Exchange on which registered: New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Class A Common Stock, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 15, 1999: [$1,529,483,247]

The number of shares of the registrant's Class A Common Stock outstanding as of March 15, 1999: [43,510,884]

The number of shares of the registrant's Class B Common Stock outstanding as of March 15, 1999: [17,699,997]

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the Annual Meeting of Stockholders to be held on May 27, 1999 are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Lamar Advertising Company (the "Company") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company:

         o         expected operating results;
         o         market opportunities;
         o         acquisition opportunities;
         o         ability to compete; and
         o         stock price.

Generally, the words "anticipates," "believes," "expects," "intends" and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: (i) risks and uncertainties relating to leverage; (ii) the need for additional funds; (iii) the integration of companies that the Company acquires and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (iv) the continued popularity of outdoor advertising as an advertising medium; (v) the regulation of the outdoor advertising industry and (vi) the risks and uncertainties described below under the caption "Factors Affecting Future Operating Results" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. The company conducts a business that has operated under the Lamar name since 1902. As of December 31, 1998, the Company operated approximately 71,900 outdoor advertising displays in 36 states. The Company also operates the largest logo sign business in the United States. Logo signs are signs located near highway exits which deliver brand name information on available gas, food, lodging and camping services. As of December 31, 1998, the company maintained over 74,700 logo sign displays in 18 states. The Company also operates transit advertising displays on bus shelters, bus benches and buses in several markets.

BUSINESS STRATEGY

Outdoor Advertising

The Company's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets. This strategy includes the following elements:

Operating Strategy:

High Quality Local Sales and Service. Local advertising constituted approximately 81% of the Company's net revenues in 1998, which management believes is higher than the industry average. The Company attempts to identify and closely monitor the needs of its customers and seeks to provide them with quality advertising products at a lower cost than competitive media.

At December 31, 1998, the Company's 352-person sales force was supported by 91 full-service offices. Each salesperson is compensated under a performance-based compensation system and supervised by a sales manager executing a coordinated marketing plan. Art departments assist local customers in the development and production of creative, effective advertisements.

Centralized Control/Decentralized Management. Management believes that in 91 of the 102 markets in which the Company operated at December 31, 1998, the Company is the only outdoor advertising company offering a full complement of outdoor advertising services coupled with local production facilities, management and account executives. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands.

The Company maintains centralized accounting and financial control over its local operations, but local managers are responsible for the day-to-day operations in each local market and are compensated according to that market's financial performance. Each local manager reports to one of six regional managers who in turn report to the Company's Chief Executive Officer.

Middle Market Focus. The Company's leading position in 87 of the 102 outdoor advertising markets in which the Company operated at December 31, 1998 is a result of a strategy focused on growth and acquisitions primarily within the target range of markets having a population ranking between 50 and 250. Management believes that operating in these markets provides certain advantages, including the benefits of a diverse and reliable mix of local advertisers, geographic diversification and an ability to package inventory effectively.

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

Acquisitions. Aggressive internal growth is enhanced by focused strategic acquisitions, resulting in increased operating efficiencies, greater geographic diversification and increased market penetration. The Company has completed over 146 acquisitions of outdoor advertising businesses since 1983. In addition to acquiring positions in new markets, the Company purchases smaller outdoor advertising properties within existing or contiguous markets. Acquisitions offer opportunities for intermarket cross-selling and the opportunity to centralize and combine accounting and administrative functions, thereby achieving economies of scale. In addition, the Company leverages its reputation for high quality local sales and service by taking advantage of opportunities to acquire high-profile bulletin displays that may become available in larger markets. Although the acquisition market is becoming more competitive, the Company believes that there will be future opportunities for implementing the Company's acquisition strategy given the industry's fragmentation and current consolidation trends.

During 1998, the Company increased the number of outdoor advertising displays it operates by approximately 70% by acquiring outdoor advertising assets, including the completion of 40 strategic acquisitions of outdoor advertising businesses as well as isolated purchases of outdoor advertising displays. Certain of the Company's principal acquisitions since January 1, 1998 are described below:

Ragan Outdoor Advertising

On January 2, 1998, the Company purchased all the outdoor advertising assets of Ragan Outdoor Advertising Company, Ragan Outdoor Advertising Company of Cedar Rapids, and Ragan Outdoor Advertising Company of Rockford, L.L.C. for a cash purchase price of $25 million. The acquisition consisted of displays located in Rockford, Illinois, Cedar
Rapids, Iowa and Davenport, Iowa.

Pioneer Advertising

On January 30, 1998, the Company acquired all of the outdoor advertising assets of three related outdoor advertising companies (Pioneer Advertising Company, Superior Outdoor Advertising Company and Overland Outdoor Advertising Company, Inc.) located in Missouri and Arkansas for a cash purchase price of $19 million.

Northwest Outdoor Advertising

On April 30, 1998, the company purchased all the outdoor advertising assets of Northwest Outdoor Advertising, L.L.C. for a cash purchase price of approximately $70 million. The acquired displays are located in the states of Washington, Montana, Oregon, Idaho, Wyoming, Nebraska, Nevada and Utah.

Odegard Outdoor Advertising

On May 15, 1998, the Company purchased the assets of Odegard Outdoor Advertising, L.L.C., for a cash purchase price of approximately $8.5 million. This acquisition increases the Company's presence in the Kansas City, Missouri market.

Rainier Evergreen, Inc.

In May, 1998, the Company completed the purchase from Rainier Evergreen, Inc. and through its affiliates (i) all of the issued and outstanding common stock of American Signs, Inc., (ii) the assets of the Sun Media division and (iii) the assets of Sun Media of the Rockies, Inc. for a total purchase price of $26.5 million. The acquisition gives the Company a presence in Tacoma, Washington.

Nichols & Vann Advertising

In September, 1998, the Company entered into an agreement to purchase all of the outdoor advertising assets of Nichols & Vann Advertising. The Company paid a cash purchase price of $11 million, $6.1 million of which was held on deposit as of December 31, 1998. This acquisition increases the Company's presence in Buffalo and Rochester, New York.

Outdoor Communications

On October 1, 1998, the Company purchased all of the outstanding stock of Outdoor Communications, Inc for $385 million. The purchase price included approximately $235 million in cash, the assumption of approximately $105 million of debt and the issuance of $45 million of notes to certain OCI stockholders. In this acquisition, the Company acquired approximately 14,700 displays in 12 states.

Robinson Displays

On December 1, 1998, the Company purchased 100% of the outstanding stock of Robinson Displays, Inc. for a cash purchase price of approximately $14.0 million. In this acquisition the Company acquired approximately 551 outdoor advertising displays in Missouri, Tennessee and Illinois.

Recent Acquisitions

In January and February of 1999, the Company acquired American Displays, Inc. and Imperial Outdoor Advertising for an aggregate cash purchase price of approximately $56.5 million. In the American Displays acquisition, the Company acquired approximately 81 outdoor advertising displays in Grand Rapids, Michigan. In the Imperial Outdoor Advertising acquisition, the Company acquired approximately 1,500 displays in Lincoln and Omaha, Nebraska.

Logo Signs

The Company entered the business of logo sign advertising in 1988. The Company is now the largest provider of logo sign services in the United States, operating 18 of the 22 privatized state logo sign contracts. The Company also operates the tourism signing contracts in four states and the province of Ontario, Canada.

The Company plans to pursue additional logo sign contracts, through both new contract awards and, possibly, the acquisition of other logo sign operators. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government owned and operated programs to privately owned and operated programs. Furthermore, the Company plans to pursue additional tourism signing programs in Canada and is seeking to expand into other state-authorized signage programs, such as those involving directional signs providing tourist information.

Transit and Other

The Company has recently expanded into the transit advertising business through the operation of displays on bus shelters, benches and buses in 14 of its outdoor advertising markets, three markets in South Carolina, one market in Utah, one market in Georgia and one market in Florida. The Company plans to continue pursuing transit advertising opportunities that arise in its primary markets and to expand into other markets.

MARKETS

As of December 31, 1998, the Company's 102 primary outdoor advertising markets were:

Birmingham, Alabama           Paducah, Kentucky             Asheville, North Carolina
Gadsden, Alabama              Alexandria, Louisiana         Elizabethtown, North Carolina
Huntsville, Alabama           Baton Rouge, Louisiana        Dayton, Ohio
Mobile, Alabama               Hammond, Louisiana            Youngstown, Ohio
Montgomery, Alabama           Houma, Louisiana              Allentown, Pennsylvania
Shoals, Alabama               Lafayette, Louisiana          Altoona, Pennsylvania
Tuscaloosa, Alabama           Lake Charles, Louisiana       Erie, Pennsylvania
Phoenix, Arizona              Monroe, Louisiana             Reading, Pennsylvania
Sacramento, California        New Orleans, Louisiana        Williamsport, Pennsylvania
Colorado Springs, Colorado    Shreveport, Louisiana         York, Pennsylvania
Denver, Colorado              Slidell, Louisiana            Columbia,  South Carolina
Daytona Beach, Florida        Detroit, Michigan             Rapid City, South Dakota
Fort Myers, Florida           Escanaba, Michigan            Clarksville, Tennessee
Fort Walton, Florida          Muskegon, Michigan            Jackson, Tennessee
Lakeland, Florida             Port Huron, Michigan          Johnson City, Tennessee
Panama City, Florida          Saginaw, Michigan             Knoxville, Tennessee
Pensacola, Florida            Traverse City, Michigan       Murfreesboro, Tennessee
Tallahassee, Florida          Duluth, Minnesota             Nashville, Tennessee
Albany, Georgia               St. Cloud, Minnesota          Beaumont, Texas
Anderson, Georgia             Columbus, Mississippi         Brownsville, Texas
Athens, Georgia               Corinth, Mississippi          Corpus Christi, Texas
Atlanta, Georgia              Greenville, Mississippi       Houston, Texas
Augusta, Georgia              Gulfport, Mississippi         Laredo, Texas
Brunswick, Georgia            Hattiesburg, Mississippi      Wichita Falls, Texas
Rome, Georgia                 Jackson, Mississippi          Richmond, Virginia
Savannah, Georgia             Meridian, Mississippi         Roanoke, Virginia
Valdosta, Georgia             Bonne Terre, Missouri         Spokane, Washington
Boise, Idaho                  Kansas City, Missouri         Tacoma, Washington
Decatur, Illinois             Osage Beach, Missouri         Bluefield, West Virginia
Rockford, Illinois            Springfield, Missouri         Bridgeport, West Virginia
Cedar Rapids, Iowa            Billings, Montana             Huntington, West Virginia
Davenport/Quad Cities,        Buffalo, New York             Wheeling, West Virginia
Iowa                          Rochester, New York           Eau Claire, Wisconsin
Lexington, Kentucky           Syracuse, New York            Casper, Wyoming
Louisville, Kentucky


In addition, during January, 1999, the Company acquired outdoor advertising properties in Lincoln and Omaha, Nebraska

As of December 31, 1998, the Company operated the following logo sign contracts:

         Florida         Minnesota      New Jersey          Texas
         Georgia         Mississippi    Ohio                Utah
         Kansas          Missouri       Oklahoma            Virginia
         Kentucky        Nebraska       South Carolina      Ontario
         Michigan        Nevada         Tennessee

COMPANY OPERATIONS

Outdoor Advertising

Inventory:

The Company operates the following types of outdoor advertising displays:

Bulletins generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is either hand painted onto the panels at the Company's facilities in accordance with design specifications supplied by the advertiser and attached to the outdoor advertising structure, or printed with computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

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

For the year ended December 31, 1998, approximately 63% of the Company's outdoor advertising net revenues were derived from bulletin sales and 37% from poster sales. The Company regularly donates unoccupied display space for use by charitable and civic organizations.

The physical structures are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See
Item 2. -- "Properties."

Bulletin space is generally sold as individually selected displays for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called "showings," which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. Bulletin space is generally sold for 12 month periods. Poster space averages between 30 and 90 days.

Production:

The Company's local production staffs in 91 of its markets perform the full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, painting the design or coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

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

Categories of Business:

The following table sets forth the top ten categories of business from which the Company derived its outdoor advertising revenues for 1998 and the respective percentages of such revenue. These business categories accounted for approximately 72% of the Company's total outdoor advertising net revenues in the year ended December 31, 1998. No one advertiser accounted for more than 3.0% of the Company's total outdoor advertising net revenues in that period.


                                                  Percentage Net Advertising
                      Categories                           Revenues
Restaurants                                                  12%
Retailers                                                    11%
Hotels and motels                                             9%
Tobacco products                                              8%
Automotive                                                    8%
Miscellaneous                                                 6%
Hospitals and medical care                                    5%
Service                                                       5%
Financial - banks and credit unions                           4%
Amusement - entertainment and sport                           4%
                                                            ---
Total                                                        72%
                                                            ===

Beginning in 1992, tobacco companies began substantially reducing their expenditures on outdoor advertising in response to societal and governmental pressure. In addition, over the past two years, the states of Florida, Minnesota, Mississippi and Texas each separately settled litigation with the tobacco industry. These settlements provided for the elimination of outdoor advertising of tobacco products in those four states by different deadlines during 1998, and the Company removed all of its outdoor advertising in those states before the applicable deadlines. In November, 1998, the attorneys general of the remaining 46 states signed on to a collective settlement of litigation with the tobacco industry. This settlement provides for the elimination of outdoor advertising of tobacco products in the remaining 46 states. The Company intends to remove all of its outdoor advertising of tobacco products in those states by April 1, 1999. For a discussion of the anticipated effect of the elimination of outdoor advertising of tobacco products on the Company's results of operations see Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Factors Affecting Future Operating Results -- Elimination of Tobacco Advertising Will Reduce the Company's Revenues."

Logo Signs

The Company is the largest provider of logo sign services in the United States and operates over 23,600 logo sign structures containing over 74,700 logo advertising displays. The Company has been awarded contracts to erect and operate logo signs in the states of Florida, Georgia, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, Ohio, Oklahoma, South Carolina, Texas, Utah and Virginia, and through a 66.7% owned partnership in the state of Missouri. In addition, the Company has acquired the logo sign contracts in Kansas, Kentucky, Nevada and Tennessee. The Company also operates the tourism signing contracts for the states of Kentucky, Michigan, Nebraska and Ohio as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from ten to twenty years, including renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the Company. Of the Company's logo sign contracts, one is due to terminate in September, 1999, and two are subject to renewal over the next two years, one in May, 1999 and another in June, 2000.

The Company also designs and produces logo sign plates for customers throughout the country, including for use in states which have not yet privatized their logo sign programs.

EMPLOYEES

The Company employed approximately 1,700 persons at December 31, 1998. Of these, 75 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of these, approximately 352 were direct sales and marketing personnel.

The Company has six local offices covered by collective bargaining agreements, consisting of painters, billposters and construction personnel. The Company believes that its relations with its employees, including its 44 unionized employees, are good, and the Company has never experienced a strike or other labor dispute.

COMPETITION

Outdoor Advertising

The Company competes in each of its markets with other outdoor advertisers as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of out-of- home media, including advertising in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

The outdoor advertising industry is highly fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the Outdoor Advertising Association of America ("OAAA") there are approximately 600 companies in the outdoor advertising industry operating approximately 465,000 billboard displays. In several of its markets, the Company encounters direct competition from other major outdoor media companies, including

Outdoor Systems, Inc. and Clear Channel Communications, Inc. (formerly Eller Media) both of which have a larger national network and may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

Logo Signs

The Company faces competition in obtaining new logo sign contracts and in bidding for renewals of expiring contracts. The Company faces competition from two other national providers of logo signs in seeking state-awarded logo service contracts. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period.

In marketing logo signs to advertisers, the Company competes with the other forms of out-of-home advertising described above.

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

Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, the Company has been able to obtain satisfactory compensation for any of its billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called "amortization," by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. The Company generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit the Company's ability to rebuild or replace nonconforming billboards.

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

In November, 1998, the U.S. tobacco companies and attorneys general of 8 states agreed to the terms of a new national tobacco settlement. This new settlement, unlike the previous proposed settlement which collapsed in June, 1998 after Congress failed to enact the required legislation, does not require federal government approval. A total of forty-six states have signed on to this new settlement, subject to final approval by state courts in each state. As of February 1, 1999, the settlement had been approved by courts in 44 of the 46 states. Under its terms, tobacco companies will discontinue all advertising on billboards and buses in the 46 participating states and the Company intends to remove all of its outdoor advertising of tobacco products in those states by April 1, 1999. The remaining four states had already reached separate settlements of litigation with the tobacco industry. The Company has already removed all of its tobacco billboards and advertising in these states in compliance with the settlement deadlines. For a discussion of the anticipated effect of the elimination of outdoor advertising of tobacco products on the Company's results of operations see Item 7. -- Management's Discussion and Analysis of Financial Condition and Results of Operations "Overview" and "Factors Affecting Future Operating Results -- Elimination of Tobacco Advertising Will Reduce the Company's Revenues."

ITEM 1A.          EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                    Age          Title
----                                    ---          -----

Kevin P. Reilly, Jr.                    44           Chairman, President and Chief Executive Officer

Keith A. Istre                          46           Chief Financial Officer and Treasurer

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

ITEM 2.           PROPERTIES

The Company's 53,500 square foot management headquarters is located in suburban Baton Rouge, Louisiana. The Company occupies approximately 40% of the space in this facility and leases the remaining space. The Company owns 53 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 49 operating facilities at an aggregate lease expense for 1998 of approximately $1,173,000.

The Company owns approximately 1378 parcels of property beneath outdoor structures. As of December 31, 1998, the Company had approximately 39,500 active outdoor site leases accounting for a total annual lease expense of $37.8 million. This amount represented 14% of total outdoor advertising net revenues for that period, which is consistent with the Company's historical lease expense experience. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

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

                                    PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Since August 2, 1996, the Company's Class A Common Stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol "LAMR." Prior to August 2, 1996, the day on which the Class A Common Stock was first publicly traded, there was no public market for the Class A Common Stock. On December 31, 1997, the Company declared a 3-for-2 stock split of shares of Class A Common Stock, which was paid in the form of a 50% stock dividend on February 27, 1998. All share and per share amounts included herein have been restated to reflect this split. As of March 15, 1999, the Class A Common Stock was held by 198 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A Common Stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A Common Stock is held in "street name."

The following table sets forth, for the periods indicated, the high and low sale prices for the Class A Common Stock as reported on the NASDAQ National Market.

                                                           High         Low
                                                           ----         ---
         Fiscal year ended December 31, 1997:
                  First Quarter                           $17.08      $11.83
                  Second Quarter                           19.08       10.67
                  Third Quarter                            21.33       15.83
                  Fourth Quarter                           27.17       17.67

         Fiscal year ended December 31, 1998:
                  First Quarter                           $37.50      $24.75
                  Second Quarter                           36.13       29.88
                  Third Quarter                            40.69       26.44
                  Fourth Quarter                           37.75       19.63

The Company's Class B Common Stock is not publicly traded and is held of record by one entity.

The Company does not anticipate paying dividends on either class of its common stock in the foreseeable future. The Company's Class A Preferred Stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. In addition, the Company's bank credit facilities and other indebtedness have terms restricting the payment of dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.           SELECTED FINANCIAL DATA

The selected consolidated statement of operations and balance sheet data presented below are derived from the audited consolidated financial statements of the Company. Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant fiscal year end for companies within the outdoor advertising industry. The results of operations for the two-month transition period ended December 31, 1996 are presented in the audited consolidated financial statements presented herein. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

Statement of Operations Data:

                                                                            For the Years Ended

               (Dollars in thousands)                        December 31,                             October 31,
                                                      ---------------------------       ----------------------------------------

                                                          1998             1997            1996            1995             1994
                                                          ----             ----            ----            ----             ----
Revenues:
 Net advertising revenues                             $  288,588         201,062         120,602         102,408          84,473

Operating Expenses:
 Direct advertising expenses                              92,849          63,390         41,184           34,386          28,959
 General & administrative expenses                        60,935          45,368         29,466           27,057          24,239
 Depreciation & amortization                              88,572          48,037         16,470           14,942          11,352
                                                      ----------        --------        -------         --------          ------
    Total operating expenses                             242,356         156,795         87,120           76,385          64,550
                                                      ----------        --------        -------         --------          ------

Operating Income                                          46,232          44,267         33,482           26,023          19,923
                                                      ----------        --------        -------         --------          ------

Other Expense (Income):
 Interest income                                            (762)         (1,723)          (240)           ( 199)           (194)
 Interest expense                                         60,008          38,230         15,441           15,783          13,599
 Loss (gain) on disposition of assets                     (1,152)            (15)            91            1,476             675
 Other expense                                               219             280            242              655             616
                                                      ----------        --------        -------         --------          ------
   Total other expense                                    58,313          36,772         15,534           17,715          14,696
                                                      ----------        --------        -------         --------          ------
Earnings (loss) before income taxes &
 extraordinary item                                      (12,081)          7,495         17,948            8,308           5,227
Income tax expense (benefit) (1)                            (191)          4,654          7,099           (2,390)         (2,072)
                                                      ----------        --------        -------         --------          ------

Net earnings (loss)                                      (11,890)          2,841         10,849           10,698           7,299
Preferred stock dividends                                   (365)           (365)          (365)              --              --
                                                      ----------        --------        -------         --------          ------

Net earnings (loss)applicable to common
 stock                                                $  (12,255)          2,476         10,484           10,698           7,299
                                                      ==========        ========        =======         ========          ======
Earnings (loss) per common share before
 extraordinary item (basic and diluted)(2)            $     (.24)           0.05           0.25             0.21            0.14
                                                      ==========        ========        =======         ========          ======

Net earnings (loss) per common share
 (basic and diluted) (2)                              $    ( .24)           0.05           0.25             0.21            0.14
                                                      ==========        ========        =======         ========          ======

Other Data:
EBITDA (3)                                            $  134,804          92,304         49,952           40,965          31,275
EBITDA margin                                                 47%             46%            41%             40%              37%

Cash flows from operating activities (4)              $   72,498          45,783         32,493           25,065          15,214
Cash flows from investing activities (4)              $ (535,217)       (370,228)       (48,124)         (17,817)        (53,569)
Cash flows from financing activities (4)              $  584,070         250,684         18,175          ( 9,378)         37,147



BALANCE SHEET DATA (5):

Cash & cash equivalents                               $  128,597           7,246          8,430            5,886           8,016
Working capital                                           94,221          18,662          1,540            1,737           1,691
Total assets                                           1,413,377         651,336        173,189          133,885         130,008
Total debt (including current maturities)                876,532         539,200        131,955          146,051         153,929
Total long-term obligations                              857,760         551,865        130,211          143,944         147,957
Stockholders' equity (deficit)                           466,779          68,713         19,041          (28,154)        (37,352)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the fiscal year ended October 31, 1996, and for the two fiscal years ended December 31, 1997 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

As a result of the change in the Company's fiscal year-end from October 31 to December 31, the results of operations set forth in the accompanying financial statements reflect the twelve-month periods ended December 31, 1998 and 1997 and October 31, 1996. As a result, the results of operations do not reflect consecutive periods. As an aid to understanding and comparing the Company's results, the following table sets forth results of operations for the twelve-month periods ended December 31, 1996, 1997 and 1998. The discussion that follows compares these periods and also compares the twelve-month period ended December 31, 1997 with the twelve month period ended October 31, 1996.


                                                                     Twelve-Month Periods Ended

                                                December 31, 1998        December 31, 1997          December 31, 1996
                                                -----------------        -----------------          -----------------
                                                                                                       (unaudited)
Net revenues                                    $   288,588               $  201,062                 $   125,114

Direct advertising expenses                          92,849                   63,390                      41,750
General and administrative expenses                  60,935                   45,368                      30,352
Depreciation and amortization                        88,572                   48,037                      18,156
                                                  ---------                  -------                    --------
                                                    242,356                  156,795                      90,258
                                                  ---------                  -------                    --------
Operating income                                     46,232                   44,267                      34,856
                                                  ---------                  -------                    --------

Other expenses (income):
 Interest income                                       (762)                  (1,723)                      (447)
 Interest expense                                    60,008                   38,230                     16,718
 Other expenses                                        (933)                     265                        219
                                                  ---------                  -------                    -------
                                                     58,313                   36,772                     16,490
                                                  ---------                  -------                    -------

Earnings (loss) before income taxes                 (12,081)                   7,495                     18,366

Income tax expense (benefit)                           (191)                   4,654                      7,371
                                                  ---------                  -------                    -------

Net income (loss) before                            (11,890)                   2,841                     10,995
 extraordinary item

Extraordinary loss on debt
 extinguishment (net of taxes)                          --                        --                      9,514
                                                  ---------                  --------                   -------

Net earnings (loss)                                 (11,890)                   2,841                      1,481
                                                  =========                  =======                    =======

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

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business resulting from construction of additional outdoor advertising displays, general improvements in occupancy and operating efficiency and increases in advertising rates, (ii) acquisitions of outdoor advertising businesses and structures, and
(iii) the rapid expansion of the Company's logo sign business. The Company's net advertising revenues increased by $168.0 million from $120.6 million for the fiscal year ended October 31, 1996 to $288.6 million for the fiscal year ended December 31, 1998, representing a compound annual growth rate of approximately 55%. During the same period, EBITDA increased $84.9 million from $50.0 million for the fiscal year ended October 31, 1996 to $134.8 million for the fiscal year ended December 31, 1998, representing a compound annual growth rate of approximately 64%.

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

Since December 31, 1997, the Company has (i) increased the number of outdoor advertising displays it operates by approximately 70% by completing 40 strategic acquisitions of outdoor advertising businesses for an aggregate purchase price of approximately $627.3 million and (ii) was awarded the logo sign contract for Ontario, Canada. Subsequent to the end of the Company's fiscal year, the Company acquired Imperial Outdoor and American Displays for an aggregate cash purchase price of approximately $56.5 million. For the twelve months ended December 31, 1998, Imperial Outdoor and American Displays had approximately $9.7 million in aggregate net outdoor advertising revenues. In addition, the Company has pending acquisitions of outdoor advertising assets and businesses which it expects to complete in April and May, 1999, for an aggregate purchase price of $50.6 million, subject to receipt of regulatory clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and satisfaction of other customary closing conditions. Until such conditions are met, there can be no assurance that the pending acquisitions will be completed as contemplated. The Company has financed its recent acquisitions and intends to finance its acquisition activity from available cash and borrowings under the New Bank Credit Agreement (as defined below) which the Company entered into in July, 1998. See "Liquidity and Capital Resources" below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Beginning in 1992, tobacco companies began substantially reducing their expenditures on outdoor advertising in response to societal and governmental pressure. In addition, over the past two years, the states of Florida, Minnesota, Mississippi and Texas each separately settled litigation with the tobacco industry. These settlements provided for the elimination of outdoor advertising of tobacco products in those four states by different deadlines during 1998, and the Company removed all of its outdoor advertising in those states before the applicable deadlines. In November, 1998, the attorneys general of the remaining 46 states signed a collective settlement of litigation with the tobacco industry. This settlement provides for the elimination of outdoor advertising of tobacco products in the remaining 46 states. The Company intends to remove all of its outdoor advertising of tobacco products in those states by April 1, 1999. As a result of these factors, the Company's tobacco revenues, as a percentage of billboard advertising net revenues, declined from 17% in fiscal 1991 to 8% in fiscal 1998.

Tobacco advertisers generally occupied displays in highly desirable locations. When displays formerly occupied by tobacco advertisers have become available in the recent past, the Company generally has been able to attract substitute advertising for the unoccupied space on comparable or more favorable terms. Because of the large number of displays that will become available as a result of the implementation of the recent multi-state settlement, the Company cannot guarantee that it will be able to attract substitute advertising to occupy the displays which will become unoccupied, or that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers. Under the terms of the multi-state settlement, states can assume the tobacco company leases for display space for the remaining term; in the case of bulletin displays, lease terms generally run for 12 months. Attorneys general in many of the states involved in the settlement have informed the Company that they intend to use the bulletin displays in their states for anti-smoking and other public service advertising. The Company is actively marketing the display space which will become available. However, the Company has not secured substitute advertising for much of the display space which will become unoccupied. Consequently, when fully implemented, the ban on outdoor advertising of tobacco products provided in the November, 1998 settlement will decrease the Company's outdoor advertising revenues and increase its available inventory. An increase in available inventory could cause the Company to reduce its rates or limit its ability to raise rates. For a discussion of the anticipated effect of the elimination of outdoor advertising of tobacco products on the Company's results of operations see "Factors Affecting Future Operating Results -- Elimination of Tobacco Advertising Will Reduce the Company's Revenues" below.

Growth of the Company's business requires capital expenditures for maintenance and capitalized costs associated with new billboard displays and new logo sign contracts. The Company expended $25.9 million in fiscal 1996, $36.7 million in fiscal 1997 and $55.2 million in fiscal 1998 on such expenditures. Of these amounts, $13.1 million, $10.4 million and $10.6 million, respectively, were attributable to the logo sign business. See "Liquidity and Capital Resources."

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 1998 and 1997, and for the year ended October 31, 1996:


                                                        Year Ended December 31,                       Year Ended
                                                        -----------------------                       ----------
                                                    1998                      1997                 October 31, 1996
                                                    ----                      ----                 ----------------


Net revenues                                        100.0%                  100.0%                     100.0%
Operating expenses:
 Direct advertising expenses                         32.2                    31.5                       34.1
 General & administrative
 expenses                                            21.1                    22.6                       24.4
EBITDA (1)                                           46.7                    45.9                       41.4
Depreciation and amortization                        30.7                    23.9                       13.7
Operating income                                     16.0                    22.0                       27.8
Interest expense                                     20.8                    19.0                       12.8
Other expense                                        20.2                    18.3                       12.9
Net earnings (loss)                                  (4.1)                    1.4                        9.0

(1) "EBITDA" is defined as operating income before depreciation and amortization. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Total revenues increased $87.5 million or 43.5% to $288.6 million for the year ended December 31, 1998 from $201.1 million for the same period in 1997. This increase was predominantly attributable to (i) an increase in billboard net revenues of $84.5 million or 47.6%, which was attributable to the Company's acquisitions during 1997 and 1998 and internal growth within the Company's previously existing markets, and (ii) a $3.5 million increase in logo sign revenue, which represents a 16.8% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 1997 and 1998 and the continued expansion of the Company's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization, increased $45.0 million or 41.4% to $153.8 million for the twelve months ended December 31, 1998 from $108.8 million for the same period in 1997. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

Depreciation and amortization expense increased $40.6 million or 84.4% from $48.0 million for the year ended December 31, 1997 to $88.6 million for the year ended December 31, 1998 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income increased $2.0 million or 4.4% from $44.3 million for the twelve months ended December 31, 1997 to $46.2 million for the twelve months ended December 31, 1998.

Interest income decreased $1.0 million as a result of a decrease in excess cash investments made during the period. Interest expense increased $21.8 million from $38.2 million for the year ended December 31, 1997 to $60.0 million for the year ended December 31, 1998 as a result of interest expense on the Company's 8 5/8% Senior Subordinated Notes due 2007 (the "1997 Notes") and greater amounts outstanding under the Senior Credit Facility (as defined below) and the New Bank Credit Agreement to finance recent acquisitions.

The increase in operating income was offset by the increase in interest expense described above resulting in a $19.6 million decrease in earnings before income taxes.

Due to the decrease in earnings before income taxes, income tax expense for the twelve months ended December 31, 1998 decreased $4.8 million over the same period in 1997.

As a result of the foregoing factors, the Company recognized a net loss for the year ended December 31, 1998 of $11.9 million, as compared to net earnings of $2.8 million for the same period in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total revenues increased $75.9 million or 60.7% to $201.1 million for the year ended December 31, 1997 from $125.1 million for the same period in 1996. This increase was predominantly attributable to an increase in billboard net revenues of $68.9 million or 63.6%, which was attributable to the Company's acquisitions during the transition period in 1996 and 1997 and internal growth within the Company's previously existing markets. The increase in outdoor advertising revenues attributable to existing operations was principally due to increases in the number of displays, in advertising rates, and in occupancy rates. Logo sign revenue increased $6.9 million during the year ended December 31, 1997, which represents a 50.0% increase over the prior year. This significant increase was due to the completion of development of the new logo sign contracts awarded and acquired in 1996 and 1997 and the continued expansion of the Company's existing logo sign contracts.

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

Year Ended December 31, 1997 Compared to Year Ended October 31, 1996

Total revenues increased $80.5 million or 66.7% to $201.1 million for the twelve months ended December 31, 1997 from $120.6 million for the twelve months ended October 31, 1996. This increase was predominantly attributable to an increase in billboard net revenues of $72.2 million or 68.6%, principally due to the Company's acquisitions during 1997. Logo sign revenue increased $8.1 million, which represents a 64.4% increase over the prior fiscal year. This significant increase was due to the completion of development of the new logo sign contracts awarded and acquired in 1996 and 1997 and the continued expansion of the Company's existing logo sign contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations, offerings of its Class A Common Stock and debt securities and borrowings under its bank credit facilities. The Company's acquisitions have been financed primarily with funds borrowed under its bank credit facilities.

The Company's net cash provided by operating activities increased to $72.5 million in fiscal 1998 due primarily to an increase in noncash items of $35.5 million, which includes an increase in depreciation and amortization of $40.5 million offset by a decrease in deferred tax expense of $4.7 million. There was also a decrease in net earnings of $14.7 million, a decrease in receivables of $5.2 million, an increase in trade accounts payable of $2.2 million and an increase in deferred income of $2.6 million. Net cash used in investing activities increased $165.0 million from $370.2 million in fiscal 1997 to $535.2 million in fiscal 1998. This increase was due to a $98.7 million increase in purchase of outdoor advertising assets and a $18.5 million increase in capital expenditures and a decrease in proceeds from the sale of property and equipment of $47.8 million. Net cash provided by financing activities increased $333.4 million in fiscal 1998 due to a $400.2 million increase in proceeds from issuance of common stock due to the proceeds from the June, 1998 and December, 1998 offerings of Class A Common Stock of $402.6 million, and a $130.1 million increase in principal borrowings under credit agreements, offset by a $193.9 million decrease in proceeds from issuance of long-term debt.

In January, 1998, the Company financed the Ragan Outdoor and Derby Outdoor acquisitions with a $26.0 million draw under the Previous Revolving Credit Facility (as defined below), and in February 1998 the Company financed the acquisition of Pioneer Outdoor with a $19.0 million draw under the Previous Revolving Credit Facility. On April 1, 1998, the Company financed the Farrar Outdoor acquisition with a $6.0 million draw under the Previous Revolving Credit Facility and on April 30, 1998, the Company financed the acquisition of Northwest Outdoor with a $64 million draw under the Previous Revolving Credit Facility. On May 15, 1998, the Company financed the Odegard Outdoor acquisition with a draw of $6.0 million under the Previous Revolving Credit Facility and in June, 1998, the Company financed several acquisitions including Sun Media with draws totaling $30 million under the Previous Revolving Credit Facility.

In June, 1998, the Company completed a public offering of 6,375,000 shares of Class A Common Stock at $29.00 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $177.5 million. These proceeds were used to pay down approximately $173.0 million of indebtedness outstanding under the Senior Credit Facility with the remainder used for operations.

The Senior Credit Facility consisted of a committed $225 million revolving credit facility (the "Previous Revolving Credit Facility") and a $75 million incremental facility funded at the discretion of the lenders (the "Incremental Facility"). The Senior Credit Facility replaced the 1993 Credit Agreement.

In July, 1998, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") in replacement of its Senior Credit Facility. The New Bank Credit Agreement consists of a committed $250,000 revolving credit facility (the "New Revolving Credit Facility"), a $150 million term facility (the "Term Facility") and a $100 million incremental facility (the "New Incremental Facility") funded at the discretion of the lenders. The revolving credit loans and term loans begin amortizing in March 2000 and September 2000, respectively, and mature on December 31, 2005. Term loans may be requested under the Term Facility at any time prior to June 30, 1999 and revolving credit loans may be requested under the New Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA. EBITDA is operating income before depreciation and amortization, a commonly used measure of financial performance. The Chase prime rate is the rate published from time to time by The Chase Manhattan Bank as its prime lending rate. LIBOR is the London Interbank Offered Rate, a commonly used reference for variable interest rates. The New Bank Credit Agreement contains restrictive covenants comparable to those under the Senior Credit Facility and of a sort customary in credit facilities.

On August 31, 1998, the Company financed the deposit related to the Nichols and Van acquisition with a $10.0 million draw under the New Revolving Credit Facility. In September, 1998 the Company financed two acquisitions, Johnstown Poster and Advantage Outdoor, with draws under the New Revolving Credit Facility totaling $10.0 million.

On October 1, 1998, the Company financed the cash portion of the purchase price for the acquisition of Outdoor Communications, Inc. ("OCI") with a $85.0 million draw under the New Revolving Credit Facility and a $150.0 million draw under the Term Facility. The Company also assumed $105.0 million of 9 1/4% Senior Subordinated Notes due 2007 previously issued by OCI and issued approximately $45.0 million in notes to the three principal shareholders of OCI. The Company issued a tender offer to retire the OCI Senior Subordinated Notes. In November, 1998, the Company tendered $1.1 million dollars of the subordinated notes. The notes issued to the former OCI stockholders were guaranteed by letters of credit issued against the Company's New Bank Credit Agreement and were due January, 1999. The notes issued to the OCI stockholders were paid off and the letters of credit released in January, 1999. In November, 1998, the New Incremental Facility was funded at $100.0 million, which was drawn and used to pay down the New Revolving Credit Facility.

On November 30, 1998, the Company financed the Bacadam Outdoor acquisition with a $3.0 million dollar draw under the New Revolving Credit Facility. On December 1, 1998, the Company financed the acquisitions of Robinson Outdoor and Big Time Displays with a $18 million draw from the New Revolving Credit Facility.

In December, 1998, the Company completed a public offering of 6,900,000 shares of Class A Common Stock at a price to the public of $32.50 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $219.8 million. These proceeds were used to pay down outstanding bank debt of approximately $99.0 million with the remainder used for debt reduction and acquisitions in 1999. At March 15, 1999, there was no outstanding balance under the New Revolving Credit Facility, $150 million outstanding under the Term Facility and $100 million outstanding under the New Incremental Facility.

The Company believes that internally generated funds and funds remaining available for borrowing under the New Bank Credit Agreement will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance its current operations. The Company expects to pursue a policy of continued growth through acquisitions. As a result, the Company will be required to raise additional funds to finance additional acquisition activity.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The significant fixed payments on the Company's debt increases uncertainty and reduces flexibility in its operations.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 1998, the Company had approximately $880 million of debt outstanding consisting of approximately $250 million in bank debt, $558 million in various series of senior subordinated notes and $72 million in various other short-term and long-term debt.

A large part of the Company's cash flow from operations must be used to make principal and interest payments on its debt. If the Company's operations make less money in the future, it may need to borrow to make these payments. In addition, the Company finances most of its acquisitions through borrowings under its bank credit facility which has a total committed amount of $500 million in term and revolving credit loans. As of December 31, 1998, the Company only had approximately $250 million available to borrow under this credit facility. Since its borrowing capacity under its credit facility is limited, the Company may not be able to continue to finance future acquisitions at its historical rate with borrowings under its credit facility. The Company may need to borrow additional amounts or seek other sources of financing to fund future acquisitions. The Company cannot guarantee that such additional financing will be available of available on favorable terms. The Company may need the consent of the banks under its credit facility, or the holders of other indebtedness, to borrow additional money.

Some of the Company's competitors may have less debt and, therefore, may have more flexibility to operate their businesses and use their cash flow from operations.

Restrictions in the Company's debt agreements reduce operating flexibility and create the potential for defaults.

The terms of the Company's credit facility and the indentures relating to the Company's outstanding notes restrict, among other things, the Company's ability to:

         o         dispose of assets;
         o         incur or repay debt;
         o         create liens; and
         o         make investments.

Under the Company's credit facility the Company must maintain specified financial ratios and levels including:

         o         cash interest coverage;
         o         fixed charge coverage;
         o         senior debt ratios; and
         o         total debt ratios.

Failure to comply with these tests may cause all amounts outstanding under the credit facility to become immediately due. If this were to occur, it would create serious financial problems for the Company. The Company's ability to comply with these restrictions, and any similar restrictions in future agreements, depends on its operating performance. Because its performance is subject to prevailing economic, financial and business conditions and other factors that are beyond the Company's control, it may be unable to comply with these restrictions in the future.

Negative trends in advertising expenditures could hurt the Company's business.

The Company sells advertising space to generate revenues. A decrease in demand for advertising space could adversely affect the Company's business. General economic conditions and trends in the advertising industry affect the amount of advertising space purchased. A reduction in money spent on its displays could result from:

         o        a general decline in economic conditions;

         o a decline in economic conditions in particular markets where the Company conducts business;

         o a reallocation of advertising expenditures to other available media by significant users of the Company's displays; or

         o        a decline in the amount spent on advertising in general.

The elimination of tobacco advertising due to a recent national settlement will reduce the Company's revenues.

In November, 1998, the U.S. tobacco companies and attorneys general of 8 states agreed to the terms of a new national tobacco settlement. This new proposed settlement, unlike the previous proposed settlement which collapsed in June, 1998, after Congress failed to enact the required legislation, does not require federal government approval. A total of 46 states have signed on to this new settlement subject to final approval by state courts in each state. As of February 1, 1999, the settlement had been approved by courts in 44 of the 46 states. Under its terms, tobacco companies will discontinue all advertising on billboards and buses in these states. The Company intends to remove all of its outdoor advertising of tobacco products in these states by April 1, 1999. The remaining four states had already reached separate settlements of litigation with the tobacco industry. The Company has already removed all of its tobacco billboards and advertising in these states in compliance with the settlement deadlines.

As a result of this settlement, the Company estimates that all of its current revenues from tobacco advertising will come to an end in April, 1999. The revenues from tobacco advertising totaled $17.7 million for 1997 and $19.7 million for the period ended December 31, 1998. Management currently estimates, based on available information, that approximately $18 to $19 million in tobacco advertising revenues will be lost in 1999 as a result of this settlement.

When fully implemented, the ban on outdoor advertising of tobacco products provided in the settlement will decrease the Company's outdoor advertising revenues and increase its available inventory. An increase in available inventory could cause the Company to reduce its rates or limit its ability to raise rates. When the tobacco settlement is fully implemented, this settlement will have an adverse effect on the Company's results of operations.

The regulation of outdoor advertising impacts the Company's operations.

The Company's operations are significantly impacted by federal, state and local government regulation of the outdoor advertising business.

The federal government conditions federal highway assistance on states imposing location restrictions on the placement of billboards on primary and interstate highways. Federal laws also impose size, spacing and other limitations on billboards. Some states have adopted standards more restrictive than the federal requirements. Local governments generally control billboards as part of their zoning regulations. Some local governments have enacted ordinances which require removal of billboards by a future date. Others prohibit the construction of new billboards and the reconstruction of significantly damaged billboards, or allow new construction only to replace existing structures.

Local laws which mandate removal of billboards at a future date often do not provide for payment to the owner for the loss of structures that are required to be removed. Certain federal and state laws require payment of compensation in such circumstances. Local laws that require the removal of a billboard without compensation have been challenged in state and federal courts with conflicting results. Accordingly, the Company may not be successful in negotiating acceptable arrangements when the Company's displays have been subject to removal under these types of local laws.

Additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements has been introduced in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting outdoor advertising at the federal, state or local level may have a material adverse effect on the Company's results of operations.

Continuing the Company's growth by acquisitions may become more difficult and involves costs and uncertainties.

The Company has substantially increased its inventory of advertising displays through acquisitions. The Company's operating strategy involves making purchases in markets where it currently competes as well as in new markets. However, the following factors may affect the Company's ability to continue to pursue this strategy effectively.

         o The outdoor advertising market has been consolidating, and this may adversely affect the Company's ability to find suitable candidates for purchase.

         o The Company is also likely to face increased competition from other outdoor advertising companies for the companies or assets it wishes to purchase. Increased competition may lead to higher prices for outdoor advertising companies and assets and decrease those it is able to purchase.

         o The Company does not know if it will have sufficient capital resources to make purchases, obtain any required consents from the Company's lenders, or find acquisition opportunities with acceptable terms.

         o From January 1, 1997 to December 31, 1998, the Company completed 64 transactions involving the purchase of complementary outdoor advertising businesses, the most significant of which was the acquisition on October 1, 1998, of Outdoor Communications, Inc. for $385.0 million. The Company must integrate these acquired assets and businesses into its existing operations. This process of integration may result in unforeseen difficulties and could require significant time and attention from the

                  Company's management that would otherwise be directed at developing the Company's existing business. Further, the Company cannot be certain that the benefits and cost savings that it anticipates from these purchases will develop.

Competition from larger outdoor advertisers and other forms of advertising could hurt the Company's performance.

The Company cannot be sure that in the future it will compete successfully against the current and future sources of outdoor advertising competition and competition from other media. The competitive pressure that it faces could adversely affect the Company's profitability or financial performance. The Company faces competition from other outdoor advertising companies, some of which may be larger and better financed than it is, as well as from other forms of media, including television, radio, newspapers and direct mail advertising. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

In the Company's logo sign business, it currently faces competition for state-awarded service contracts from two other logo sign providers as well as local companies. Initially, the Company competed for state-awarded service contracts as they are privatized. Because these contracts expire after a limited time, the Company must compete to keep its existing contracts each time they are up for renewal.

Potential losses resulting from the failure of the Company's contingency plans relating to hurricanes could hurt the Company's business.

Although the Company has developed contingency plans designed to deal with the threat posed to advertising structures by hurricanes, it cannot guarantee that these plans will work. If these plans fail, significant losses could result.

A significant portion of its structures are located in the Mid-Atlantic and Gulf Coast regions of the United States. These areas are highly susceptible to hurricanes during the late summer and early fall. In the past, the Company has incurred significant losses due to severe storms. These losses resulted from structural damage, overtime compensation, loss of billboards that could not be replaced under applicable laws and reduced occupancy because billboards were out of service.

The Company has determined that it is not economical to obtain insurance against losses from hurricanes and other storms. Instead, contingency plans have been developed to deal with the threat of hurricanes. For example, an attempt is made to remove the advertising faces on billboards at the onset of a storm, when possible, which permits the structures to better withstand high winds during a storm. These advertising faces are then replaced after the storm has passed. However, these plans may not be effective in the future and, if they are not, significant losses may result.

New logo sign contracts are subject to state award and may not be awarded to the Company; existing contracts are subject to renewal and may not be renewed.

A portion of the Company's revenues and operating income come from our state-awarded service contracts for logo signs. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated program. The Company competes with other parties for new state- awarded service contracts for logo signs. Even when it is awarded such a contract, the award may be challenged under state contract bidding requirements. If an award is challenged, the Company may incur delays and litigation costs.

Generally, state-awarded logo sign contracts have a term, including renewal options, of ten to twenty years. States may terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the logo sign provider. Of the Company's current logo sign contracts, one is due to terminate in September, 1999, and two are subject to renewal over the next two years, one in May, 1999, and another in June, 2000. There is no guarantee that the Company will be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. The Company cannot guarantee that it will continue to have access to the capital necessary to finance those costs.

The loss of key executives could affect the Company's operations.

The Company's success depends to a significant extent upon the continued services of its executive officers and other key management and sales personnel. Kevin P. Reilly, Jr., the Chief Executive Officer, the six regional managers and the manager of the logo sign business, in particular, are essential to the Company's continued success. Although incentive and compensation programs have been designed to retain key employees, there are no employment contracts with any employees and none of the executive officers have signed non-compete agreements. The Company does not maintain key man insurance on its executives. If any of the executive officers or other key management and sales personnel stopped working with the Company in the future, it could have an adverse effect on its business.

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

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant. The Company's year 2000 effort also included communication with significant third party vendors and customers to determine the extent to which the Company's systems are vulnerable to those parties' failure to reach year 2000 compliance. There can be no guarantee that the Company's third party vendors or customers will be year 2000 compliant on a timely basis and that failure to achieve compliance would not have a material adverse impact on the Company's business operations.

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

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 1998, and should be read in conjunction with Note 9 of the Notes to the Company's Consolidated Financial Statements.

Loans under the Company's New Bank Credit Agreement bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the New Bank Credit Agreement. Increases in the interest rates applicable to borrowings under the New Bank Credit Agreement would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At December 31, 1998, there was approximately $250 million of aggregate indebtedness outstanding under the New Bank Credit Agreement, or approximately 30.2% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 1998 with respect to borrowings under the New Bank Credit Agreement and Senior Credit Facility (a variable rate facility which was replaced by the New Bank Credit Agreement in July 1998) was $12.1 million, and the weighted average interest rate applicable to borrowings under these credit facilities during 1998 was 7.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 9.6% rather than 7.6%), then the Company's 1998 interest expense would have been approximately $3.0 million higher resulting in a $1.8 million decrease in the Company's 1998 net income and after tax cash flow.

The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the New Bank Credit Agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8.           FINANCIAL STATEMENTS (following on next page)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES


Independent Auditors' Report............................................................................................29

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 ...........................................30-31

Consolidated Statements of Operations for the years ended December 31, 1998 and
     1997, the two months ended December 31, 1996, and the year ended
     October 31, 1996 ..................................................................................................32

Consolidated Statements of Comprehensive Income for the years ended December
     31, 1998 and 1997, the two months ended December 31, 1996, and the year ended
     October 31, 1996 ..................................................................................................33

Consolidated Statements of Stockholders' Equity for the year ended October 31,
     1996, the two months ended December 31, 1996 and the years ended
     December 31, 1997 and 1998......................................................................................34-35

Consolidated Statements of Cash Flows for the years December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended
     October 31, 1996 ..................................................................................................36

Notes to Consolidated Financial Statements .............................................................................37

                          Independent Auditors' Report


Board of Directors
Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 1998, and December 31, 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996, in conformity with generally accepted accounting principles.

                                              KPMG LLP


New Orleans, Louisiana
February 5, 1999

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
                (In thousands, except share and per share data)

                    December 31, 1998 and December 31, 1997


                                  Assets                                       1998                      1997
                                  ------                                       ----                      ----

Current assets:
  Cash and cash equivalents                                                   $128,597                     7,246
  Receivables:
   Trade accounts, less allowance for doubtful
    accounts of $2,722 in 1998 and $1,311 in 1997                               39,681                    29,854
   Affiliates, related parties and employees                                       378                       788
   Other                                                                           321                     1,284
                                                                            ----------                 ---------
                                                                                40,380                    31,926


  Prepaid expenses                                                              12,346                     9,112
  Other current assets                                                           1,736                     1,136
                                                                            ----------                 ---------
          Total current assets                                                 183,059                    49,420
                                                                            ----------                 ---------

Property, plant and equipment (note 5)                                         661,324                   429,615
  Less accumulated depreciation and amortization                              (153,972)                 (113,477)
                                                                            ----------                 ---------
                                                                               507,352                   316,138
                                                                            ----------                 ---------

Intangible assets (note 6)                                                     705,934                   278,923
Investment securities (note 1)                                                     --                        679
Receivables-noncurrent                                                           1,972                     1,625
Other assets                                                                    15,060                     4,551
                                                                            ----------                  --------
          Total assets                                                      $1,413,377                   651,336
                                                                            ==========                  ========



                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Balance Sheets, Continued
                (In thousands, except share and per share data)


                                                                                December 31,            December 31,
                     Liabilities and Stockholders' Equity                           1998                    1997
                     ------------------------------------                           ----                    ----

Current liabilities:
  Trade accounts payable                                                        $     4,258                   3,308
  Current maturities of long-term debt (note 9)                                      49,079                   5,109
  Accrued expenses (note 8)                                                          25,912                  14,804
  Deferred income                                                                     9,589                   7,537
                                                                                -----------             -----------
          Total current liabilities                                                  88,838                  30,758

Long-term debt (note 9)                                                             827,453                 534,091
Deferred income taxes (note 10)                                                      25,613                  14,687
Deferred income                                                                       1,293                     837
Other liabilities                                                                     3,401                   2,250
                                                                                -----------             -----------
                                                                                    946,598                 582,623
                                                                                -----------             -----------

Stockholders' equity (note 12):
  Class A preferred stock, par value $638, $63.80
   cumulative dividends, 10,000 shares authorized,
   5,719 shares issued and outstanding                                                3,649                   3,649
  Class A common stock, par value $.001, 75,000,000
   shares authorized, 43,392,876 and 28,453,805
   shares issued and outstanding at 1998 and 1997,
   respectively                                                                          43                      28
  Class B common stock, par value $.001, 37,500,000
   shares authorized, 17,699,997 and 18,762,909
   shares issued and outstanding at 1998 and 1997,
   respectively                                                                          18                      19
  Additional paid-in capital                                                        505,644                  95,691
  Accumulated deficit                                                               (42,575)                (30,320)
  Unrealized loss on investment securities                                              --                     (354)
                                                                                -----------             -----------
          Stockholders' equity                                                      466,779                  68,713
                                                                                -----------             -----------

          Total liabilities and stockholders'
           equity                                                               $ 1,413,377                 651,336
                                                                                ===========             ===========


          See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
                (In thousands, except share and per share data)

                    Years ended December 31, 1998 and 1997,
                   the two months ended December 31, 1996 and
                        the year ended October 31, 1996



                                                     Year Ended       Year Ended   Two Months Ended    Year Ended
                                                    December 31,     December 31,    December 31,     October 31,
                                                       1998             1997            1996             1996
                                                       ----             ----            ----             ----


Net revenues                                           288,588          201,062           23,262          120,602
                                                   -----------      -----------      -----------      -----------

Operating expenses:
  Direct advertising expenses                           92,849           63,390            7,975           41,184
  General and administrative expenses                   60,935           45,368            5,034           29,466
  Depreciation and amortization                         88,572           48,037            3,928           16,470
                                                   -----------      -----------      -----------      -----------
                                                       242,356          156,795           16,937           87,120
                                                   -----------      -----------      -----------      -----------
          Operating income                              46,232           44,267            6,325           33,482
                                                   -----------      -----------      -----------      -----------
Other expense (income):
  Interest income                                         (762)          (1,723)            (243)            (240)
  Interest expense                                      60,008           38,230            3,803           15,441
  Loss (gain) on disposition of assets                  (1,152)             (15)              76               91
  Other expenses                                           219              280               30              242
                                                   -----------      -----------      -----------      -----------
                                                        58,313           36,772            3,666           15,534
                                                   -----------      -----------      -----------      -----------
          Earnings (loss) before income taxes
           and extraordinary item                      (12,081)           7,495            2,659           17,948

Income tax expense (benefit) (note 10)                    (191)           4,654            1,199            7,099
                                                   -----------      -----------      -----------      -----------
Earnings (loss) before extraordinary item              (11,890)           2,841            1,460           10,849

Extraordinary item-Loss on debt extinguishment
 net of income tax benefit of $5,660                        --               --            9,514               --
                                                   -----------      -----------      -----------      -----------

          Net earnings (loss)                          (11,890)           2,841           (8,054)          10,849

Preferred stock dividends                                 (365)            (365)             (61)            (365)
                                                   -----------      -----------      -----------      -----------
Net earnings (loss) applicable to common stock         (12,255)           2,476           (8,115)          10,484
                                                   ===========      ===========      ===========      ===========

Earnings (loss) before extraordinary item per
 common share (basic and diluted)                         (.24)             .05              .03              .25
                                                   ===========      ===========      ===========      ===========

Extraordinary item                                          --               --             (.21)              --
                                                   ===========      ===========      ===========      ===========
Net earnings (loss) per common share (basic
 and diluted)                                             (.24)             .05             (.18)             .25
                                                   ===========      ===========      ===========      ===========

Weighted average common shares outstanding          51,361,522       47,037,497       45,520,784       41,134,476
Incremental common shares from dilutive
 stock options                                              --          363,483               --          114,057
                                                   ===========      ===========      ===========      ===========
Weighted average common shares assuming
 dilution                                           51,361,522       47,400,980       45,520,784       41,248,533
                                                   ===========      ===========      ===========      ===========


See accompanying notes to consolidated financial statements.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES

                Consolidated Statements of Comprehensive Income
                                 (In Thousands)

                    Years ended December 31, 1998 and 1997,
                   the two months ended December 31, 1996 and
                        the year ended October 31, 1996


                                                     Year Ended       Year Ended   Two Months Ended    Year Ended
                                                    December 31,     December 31,    December 31,     October 31,
                                                       1998             1997            1996             1996
                                                       ----             ----            ----             ----


Net earnings (loss) applicable
   to common stock                                 $  (12,255)      $  2,476          $ (8,115)      $ 10,484

Other comprehensive income
   change in unrealized gain
   (loss) on investment
   securities (net of deferred
   tax expense (benefit) of
   $217, $(596), $(801), $1180
   for the years ended December
   31, 1998, and 1997, two
   months ended December 31,
   1996, and the year ended
   October 31, 1996)                                      354           (974)           (1,364)         1,984
                                                     --------       --------          --------      ---------

Comprehensive income (loss)                           (11,901)         1,502            (9,479)        12,468
                                                     ========       ========          ========      =========

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                (In thousands, except share and per share data)

                        Year ended October 31, 1996, the
                       two months ended December 31, 1996
                              and the years ended
                    December 31, 1997 and December 31, 1998

                                                                                                   Unrealized
                                    Class A     Class A       Class B     Additional              Gain (Loss)
                                   Preferred    Common        Common       Paid-in   Accumulated  On Investment
                                     Stock       Stock         Stock       Capital     Deficit      Securities     Total
                                     -----       -----         -----       -------     -------      ----------     -----
Balance, October 31, 1995                 --          16           17           --      (28,187)          --      (28,154)
 Conversion of 6,682,169 shares
  of common stock to 5,719.49
  shares of preferred stock            3,649          (2)          (2)          --       (3,645)          --           --
Redemption of 5,427,305 shares
  of common stock                         --          (4)          --           --       (2,958)          --       (2,962)
Issuance of 6,441,062 shares
  of common stock                         --           4           --       62,745           --           --       62,749
Conversion of 765,225 shares
  of Class B common stock
  to Class A common stock                 --           1           (1)          --           --           --           --
Additional consideration for
  redemption of common stock              --          --           --      (25,000)          --           --      (25,000)
Exercise of stock options                 --          --           --          315           --           --          315
Unrealized gain on investment
  securities, net of deferred
  taxes of $1,180                         --          --           --           --           --        1,984        1,984
Net earnings                              --          --           --           --       10,849           --       10,849
Dividends ($.006 per common
  share and $63.80 per
  preferred share)                        --          --           --           --         (740)          --         (740)
                                     -------     -------      -------      -------      -------      -------      -------

Balance, October 31, 1996              3,649          15           14       38,060      (24,681)       1,984       19,041
 Issuance of 3,795,000 shares
 of common stock                          --           3           --       54,168           --           --       54,171
 Exercise of stock options                --          --           --           30           --           --           30
 Net loss                                 --          --           --           --       (8,054)          --       (8,054)
 Dividends (10.63 per preferred
  share)                                  --          --           --           --          (61)          --          (61)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $801                           --          --           --           --           --       (1,364)      (1,364)
                                     -------     -------      -------      -------      -------      -------      -------

Balance, December 31, 1996             3,649          18           14       92,258      (32,796)         620       63,763
 Exercise of stock options                --          --           --        3,448           --           --        3,448
 Conversion of 1,811,552 shares
  of Class B common stock
  to Class A common stock                 --           1           (1)          --           --           --           --
 Net earnings                             --          --           --           --        2,841           --        2,841
 Dividends ($63.80 per preferred
  share)                                  --          --           --           --         (365)          --         (365)
 Unrealized loss on investment
  securities, net of deferred
  taxes of $596                           --          --           --           --           --         (974)        (974)
 Three-for-two stock split
  (Note 12)                               --           9            6          (15)          --           --           --
                                     -------     -------      -------      -------      -------      -------      -------

Balance, December 31, 1997           $ 3,649          28           19       95,691      (30,320)        (354)      68,713
                                     -------     -------      -------      -------      -------      -------      -------


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity
                (In thousands, except share and per share data)

                        Year ended October 31, 1996, the
                       two months ended December 31, 1996
                              and the years ended
                    December 31, 1997 and December 31, 1998




Balance, December 31, 1997             $  3,649           28           19        95,691      (30,320)         (354)       68,713
 Issuance of 13,338,005 shares
  of common stock                            --           13           --       399,288           --            --       399,301
 Exercise of stock options                   --            1           --        10,665           --            --        10,666
 Conversion of 1,062,912 shares of
  Class B common stock to
  Class A common stock                       --            1           (1)           --           --            --            --
 Net loss                                    --           --           --            --      (11,890)           --       (11,890)
 Dividends (63.80 per preferred
  share)                                     --           --           --            --         (365)           --          (365)
 Realized loss on investment
  securities, net of tax                     --           --           --            --           --           354           354
                                       --------     --------     --------      --------     --------      --------      --------

 Balance December 31, 1998             $  3,649           43           18       505,644      (42,575)          -0-       466,779
                                       ========     ========     ========      ========     ========      ========      ========

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                 (In thousands)

                  Years ended December 31, 1998 and 1997, the
                   two months ended December 31, 1996 and the
                          year ended October 31, 1996



                                                         Year Ended        Year Ended    Two Months Ended    Year Ended
                                                        December 31,       December 31,    December 31,      October 31,
                                                             1998              1997            1996             1996
                                                             ----              ----            ----             ----
Cash flows from operating activities:
  Net earnings (loss)                                      (11,890)           2,841           (8,054)          10,849
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Depreciation and amortization                            88,572           48,037            3,928           16,470
   Loss (gain) on disposition of assets                     (1,152)             (15)              76               91
   Loss on debt extinguishment, net of tax                      --               --            9,514               --
   Deferred tax expense (benefit)                           (7,537)          (2,839)           1,055            2,308
   Provision for doubtful accounts                           2,883            2,098              256              580
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Receivables                                            (2,464)          (7,646)          (4,524)          (2,677)
     Prepaid expenses                                         (521)            (367)             (28)               9
     Other assets                                           (1,929)              29             (180)            (594)
   Increase (decrease) in:
     Trade accounts payable                                    250           (1,951)             249              828
     Accrued expenses                                        4,326            6,063           (3,121)           1,302
     Deferred income                                         2,132             (425)             (38)           2,690
     Other liabilities                                        (172)             (42)              18              637
                                                          --------         --------         --------         --------
        Net cash provided by (used in)
         operating activities                               72,498           45,783             (849)          32,493
                                                          --------         --------         --------         --------

Cash flows from investing activities:
  Capital expenditures                                     (55,196)         (36,654)          (4,877)         (25,944)
  Purchase of new markets                                 (485,514)        (386,842)        (108,746)         (23,029)
  Proceeds from sale of property and equipment               5,493           53,268              225              849
                                                          --------         --------         --------         --------
        Net cash used in investing activities             (535,217)        (370,228)        (113,398)         (48,124)
                                                          --------         --------         --------         --------

Cash flows from financing activities:
  Net proceeds from issuance of common stock               402,629            2,403           54,927           63,064
  Proceeds from issuance of long-term debt                      70          193,926          247,813            5,000
  Principal payments on long-term debt                      (6,229)              --         (110,143)              --
  Debt issuance costs                                       (3,035)              --               --               --
  Net borrowing (payments) under credit agreements         191,000           54,720           (5,773)         (41,187)
  Redemption of common stock                                    --               --               --           (7,962)
  Dividends                                                   (365)            (365)              --             (740)
                                                          --------         --------         --------         --------
       Net cash provided by financing activities           584,070          250,684          186,824           18,175
                                                          --------         --------         --------         --------

       Net increase (decrease) in cash and
        cash equivalents                                   121,351          (73,761)          72,577            2,544

       Cash and cash equivalents at beginning
        of period                                            7,246           81,007            8,430            5,886
                                                          --------         --------         --------         --------

       Cash and cash equivalents at end of period          128,597            7,246           81,007            8,430
                                                          ========         ========         ========         ========

Supplemental disclosures of cash flow information:
  Cash paid for interest                                    56,960           33,284            6,573           15,659
                                                          ========         ========         ========         ========

  Cash paid for income taxes                                 1,107            8,792               15            3,756
                                                          ========         ========         ========         ========

See accompanying notes to consolidated financial statements.

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)
                  December 31, 1998, 1997 and October 31, 1996

(1)      Significant Accounting Policies

         (a) Nature of Business Lamar Advertising Company ("LAC" or the "Company") is engaged in the outdoor advertising business operating approximately 71,900 outdoor advertising displays in 36 states. The Company's operating strategy is to be the leading provider of outdoor advertising services in most of the markets it serves, with a historical emphasis on providing a full range of outdoor advertising services in middle markets with a population ranking between 50 and 250 in the United States.

                  In addition, the Company operates a logo sign business in 18 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts. Revenues of the logo sign business contributed approximately 8%, 10% and 10% of the Company's net revenues for the years ended December 31, 1998, 1997 and October 31, 1996, respectively.

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

         (e)      Investment Securities

                  Investment securities at December 31, 1997 consisted of the Company's investment in approximately 340,000 shares of common stock of Wireless One, Inc., a publicly-held company in the wireless cable business. The former Chief Executive Officer of Wireless One, Inc. is an employee and principal shareholder of the Company and has been nominated for election as a director of the Company at the 1999 Annual Meeting.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


                  The Wireless One, Inc. shares were classified as available-for-sale at December 31, 1997 and were carried at fair value with the unrealized gain or loss, net of the related tax effect, reported as a separate component of stockholders' equity. These shares were sold in May, 1998, resulting in a realized loss of $875. The cost of the Wireless One, Inc. shares owned by the Company was $1,250, and the market value was $679 at December 31, 1997.

         (f) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

                  The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards
                  (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (g)      Deferred Income

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

         (h)      Revenue Recognition

                  The Company recognizes revenue from outdoor and logo sign advertising contracts, net of agency commissions, on an accrual basis ratably over the term of the contracts, as advertising services are provided.

         (i)      Income Taxes

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

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         (j)      Earnings Per Share

                  Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options.

         (k)      Stock Option Plan

                  The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

         (l)      Cash and Cash Equivalents

                  The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

         (m)      Reclassification of Prior Year Amounts

                  Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net earnings.

         (n)      Use of Estimates

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

(2)      Change in Fiscal Year End

         Effective January 1, 1997, the Company changed its fiscal year from a twelve-month period ending October 31 to a twelve-month period ending December 31. The year end change was made to conform to the predominant year ends within the


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         outdoor advertising industry. The consolidated statements of operations, stockholders' equity and cash flows are presented for the twelve months ended December 31, 1998, December 31, 1997, the two months ended December 31, 1996 and for the twelve-months ended October 31, 1996.

(3)      Acquisitions

         Year Ended October 31, 1996
         During the year ended October 31, 1996, the Company completed twelve acquisitions of outdoor advertising businesses, none of which were individually significant, for an aggregate purchase price of $24,010. Each purchase was accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The Company recorded an aggregate of approximately $6,100 of intangible assets as a result of these acquisitions. Proforma net revenues, assuming these acquisitions had occurred on November 1, 1995, would have been approximately $123,000. The effect on net earnings and net earnings per share would not have been material.

         Fourteen months ended December 31, 1997
         Effective November 1, 1996, the Company acquired all of the outstanding capital stock of FKM Advertising, Co., Inc. for a cash purchase price of approximately $40,000, and on December 10, 1996, the Company purchased substantially all of the assets of Outdoor East, L.P. for a total cash purchase price of approximately $60,500.

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


                                            Property
                               Current       Plant &                 Customer     Other          Current      Long-term
                                Assets      Equipment   Goodwill      Lists       Assets       Liabilities   Liabilities
                                ------       -------     -------      ------      ------         -------       --------
FKM                                732        12,536      23,636       3,554         632             (83)        (1,007)
Outdoor East                     1,579        35,431      16,148       7,958       1,069            (153)          (804)
Penn Advertising, Inc.           4,645        47,745      72,435      17,752       1,448          (1,144)       (22,208)
Headrick Outdoor, Inc.             825        46,553       1,640      11,494      11,091              --             --
Outdoor Systems, Inc.            6,243        27,091      63,148      23,611          --          (2,640)             --
Other                              370        17,106       5,132       2,787         591            (132)        (5,127)
                                ------       -------     -------      ------      ------         -------       --------

                                14,394       186,462     182,139      67,156      14,831          (4,152)       (29,146)
                                ======       =======     =======      ======      ======         =======       ========


The following unaudited financial information for the Company gives effect to the acquisitions during the two months ended December 31, 1996 and the year ended December 31, 1997 as if they had occurred on November 1, 1995. These proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date, or to project the Company's results of operations for any future period.


                                                 Year Ended             Year Ended
                                              December 31, 1997      October 31, 1996
                                              -----------------      ----------------
Revenues, net                                  $        225,903      $        207,023
Net loss applicable to common stock                      (3,520)               (8,977)
Net loss per common share
  (basic and diluted)                                      (.07)                 (.22)

Year Ended December 31, 1998
On January 2, 1998, the Company purchased all the outdoor advertising assets of Ragan Outdoor Advertising Company, Ragan Outdoor Advertising Company of Cedar Rapids, and Ragan Outdoor Advertising Company of Rockford, L.L.C. for a cash purchase price of $25,000.

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

         On May 29, 1998, the Company entered into an agreement to purchase from Rainier Evergreen, Inc. or through its affiliates (i) all of the issued and outstanding common stock of American Signs, Inc., (ii) the assets of the Sun Media division and (iii) the assets of Sun Media of the Rockies, Inc. The asset purchases were closed on that date; while the stock purchase was delayed due to lease transfer issues involving the Bureau of Interior Affairs. The stock purchase was completed in September, 1998. The total purchase price was $26,550.

         On September 1, 1998, the Company entered into an agreement to purchase all of the outdoor advertising assets of Nichols & Vann Advertising. The Company paid a cash purchase price of $11,000 of which $6,100 is held on deposit as of December 31, 1998, and is included in other assets in the acCompanying balance sheet at December 31, 1998.

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

         During the twelve months ended December 31, 1998, the Company completed 60 additional acquisitions of outdoor advertising assets, none of which were individually significant, for an aggregate cash purchase price of approximately $89 million and issuance of 63,005 shares of Class A common stock valued at approximately $2,400.

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


                                                    Property
                                        Current      Plant &                  Customer       Other        Current     Long-term
                                         Assets     Equipment    Goodwill       Lists        Assets     Liabilities  Liabilities
                                         ------      -------      -------       ------       ------       -------      --------
Ragan Companies                             694        9,634       13,275        1,563           10          (176)           --
Pioneer and related companies               307       15,062          264        4,037            9          (479)           --
Northwest Outdoor Advertising, LLC        2,176       23,667       36,199        8,498          363          (697)         (273)
Odegard Outdoor Advertising, LLC            285        1,633        5,959          720          375          (272)         (300)
Rainier Evergreen, Inc.                     359        3,205       21,681        1,755          100          (550)          (50)
Nichols & Vann Advertising                   --          300        3,944          181        6,575            --            --
Outdoor Communications, Inc.              9,957       97,058      266,856       27,226       10,399       (54,112)     (121,296)
Other                                     1,036       33,227       46,756       11,511        4,904        (3,506)       (2,549)
                                         ------      -------      -------       ------       ------       -------      --------
                                         14,814      183,786      394,934       55,491       22,735       (59,792)     (124,468)
                                         ======      =======      =======       ======       ======       =======      ========


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The following unaudited pro forma financial information for the Company gives effect to the 1998 and 1997 acquisitions as if they had occurred on January 1, 1997. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date, or to project the Company's results of operations for any future period.

                                                      Year ended          Year ended
                                                      December 31,        December 31,
                                                         1998                 1997
                                                         ----                 ----

         Revenues, net                                $  342,101            307,530
                                                      ==========           ========
         Net loss applicable to common stock             (25,455)           (35,117)
                                                      ==========           ========

         Net loss per common share                          (.50)              (.75)
                                                      ==========           ========
         (basic and diluted)

(4)      Noncash Financing and Investing Activities

         A summary of significant noncash financing and investing activities for the years ended December 31, 1998, 1997 and the year ended October 31, 1996 follows:


                                               1998            1997            1996
                                               ----            ----            ----

         Disposition of assets                $   30          1,300              --
         Acquisitions of assets                2,706             --           2,104
         Issuance of preferred stock
          in exchange for common stock            --             --           3,649
         Redemption of common stock for debt      --             --          20,000
         Conversion of note receivable
          to equity investment                    --            500              --
         Debt issuance costs                      --          4,750              --

         Significant noncash financing activities during the two months ended December 31, 1996 include approximately $7,000 of debt issuance costs.

(5)      Property, Plant and Equipment

         Major categories of property, plant and equipment at December 31, 1998 and December 31, 1997 are as follows:


                                       Estimated life
                                          (years)           1998              1997
                                          -------           ----              ----

         Land                                 --          $ 25,543            15,185
         Building and improvements         10-39            28,924            20,672
         Advertising structures               15           576,676           371,491
         Automotive and other equipment      3-7            30,181            22,267
                                                          --------          --------
                                                          $661,324           429,615
                                                          ========          ========

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(6)      Intangible Assets

         The following is a summary of intangible assets at December 31, 1998 and December 31, 1997:

                                                                  Estimated life
                                                                     (years)             1998                 1997
                                                                     -------             ----                 ----

         Debt issuance costs and fees                                  7-10             $ 20,081             14,754
         Customer lists and contracts                                  7-10              108,903             68,185
         Non-compete agreements                                        7-15               19,318             15,313
         Goodwill                                                       15               554,685            178,047
         Other                                                         5-15                2,947              2,624
                                                                                        --------           --------
                                                                                        $705,934            278,923
                                                                                        ========           ========

         Cost                                                                            778,655            308,621
         Accumulated amortization                                                        (72,721)           (29,698)
                                                                                        --------           --------
                                                                                        $705,934            278,923
                                                                                        ========           ========

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

                                   1999              $ 32,262
                                   2000                27,387
                                   2001                23,449
                                   2002                19,941
                                   2003                16,977
                                   Thereafter          84,201

         Rental expense related to the Company's operating leases were $43,440, $31,411 and $19,387 for the years ended December 31, 1998, December 31, 1997 and October 31, 1996, respectively.

(8)      Accrued Expenses

         The following is a summary of accrued expenses at December 31, 1998 and December 31, 1997:

                                                                                        1998              1997
                                                                                        ----              ----

         Payroll                                                                      $  4,863             4,390
         Interest                                                                       11,629             7,357
         Insurance benefits                                                              3,715             2,613
         Other                                                                           5,705               444
                                                                                      --------            ------
                                                                                      $ 25,912            14,804
                                                                                      ========            ======

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(9)      Long-term Debt

         Long-term debt consists of the following at December 31, 1998 and December 31, 1997:


                                                                        1998               1997
                                                                        ----               ----

         9-5/8% Senior subordinated notes                             $ 255,000           255,000
         8-5/8% Senior subordinated notes                               198,785           198,696
         Bank Credit Agreement                                          250,000            59,000
         9-1/4% Senior subordinated notes                               103,949               --
         8% unsecured subordinated notes (see Note 12)                   15,333            17,319
         Other notes with various rates and
          terms                                                          53,465             9,185
                                                                      ---------          --------
                                                                        876,532           539,200

         Less current maturities                                        (49,079)           (5,109)
                                                                      ---------          --------
         Long-term debt, excluding current
          maturities                                                  $ 827,453           534,091
                                                                      =========          ========

         Long-term debt matures as follows:

                                            1999                       $ 49,079
                                            2000                         18,698
                                            2001                         22,673
                                            2002                         38,435
                                            2003                         38,713
                                            Later years              708,934

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

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

The 1996 and 1997 Notes are redeemable at the Company's option at any time on or after December 31, 2001 and September 15, 2002, respectively, at redemption prices specified by the indentures, and are required to be repurchased earlier in the event of a change of control of the Company. The indentures covering the 1996 and 1997 Notes include certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

The Bank Credit Agreement provides the Company with a committed $225,000 revolving credit facility and a $75,000 incremental term facility to be funded at the discretion of the lenders. As of December 31, 1997, there was $59,000 outstanding under the revolving credit facility and there were no borrowings under the incremental term facility. The revolving credit facility bears interest at a variable rate of interest based upon an applicable margin over LIBOR or the prime rate. The weighted average interest rate under the facility at December 31, 1997 was 7.93%.

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

In July, 1998, the Company entered into a new Bank Credit Agreement (the "New Bank Credit Agreement") which consists of a committed $250,000 revolving credit facility (the "New Revolving Credit Facility"), a $150,000 term facility (the "Term Facility") and a $100,000 incremental facility (The "Incremental Facility") funded at the discretion of the lenders. As of December 31, 1998, the Company had borrowings outstanding of $150 million under the Term Facility, $100 million under the Incremental Facility, and $0 under the New Revolving Credit Facility. The New Bank Credit Agreement replaced the Company's previous Bank Credit Facility.

Availability of the line under the New Revolving Credit Facility is reduced quarterly beginning with the quarter ended March 31, 2000, in the following amounts:

              March 31, 2000 - December 31, 2001            6,250
              March 31, 2002 - December 31, 2003            9,375
              March 31, 2004 - December 31, 2004           12,500
              March 31, 2005 - December 31, 2005           18,750

The Term Facility will begin to amortize quarterly beginning September 30, 2000 in the following quarterly amounts:

              September 30, 2000 - December 31, 2000        7,500
              March 31, 2001 - December 31, 2001            3,750
              March 31, 2002 - December 31, 2005            7,500

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

The Incremental Facility will begin quarterly principal reductions of between 1% and 2% of the outstanding balance at the date the loans begin to amortize, beginning with the quarter ended March 31, 2001 and ending June 30, 2006.

The Incremental Facility and the Term Facility bear interest at a variable rate of interest based on the applicable margin over LIBOR or the prime rate. The weighted average interest rate on borrowings under the Bank Credit Agreement at December 31, 1998, was 7.37%

Revolving credit loans may be requested under the New Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA. EBITDA is defined in the New Bank Credit Agreement as operating income before depreciation and amortization, a commonly used measure of financial performance. The New Bank Credit Agreement contains restrictive covenants comparable to those under the prior agreement, and of a sort customary in credit facilities for outdoor advertising companies. The terms of the Company's credit facility and the indentures relating to the Company's outstanding notes restrict, among other things, the Company's ability to:

                  o         dispose of assets;
                  o         incur or repay debt;
                  o         create liens; and
                  o         make investments.

Under the Company's credit facility the Company must maintain specified financial ratios and levels including:

                  o         cash interest coverage;
                  o         fixed charge coverage;
                  o         senior debt ratios; and
                  o         total debt ratios.

The $103,949 of 9 1/4% Senior Subordinated Notes are due 2007, with interest payable semi-annually on February 15 and August 15 of each year, and were previously issued by OCI. The Notes are senior subordinated unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company, and are senior to all existing and future subordinated indebtedness of the Company.

In November 1996, the Company commenced a tender offer for all of its $100,000 outstanding principal amount of 11% Senior Secured Notes due 2003 (the "1993 Notes"). As of December 31, 1997, approximately $98,827 of the 1993 Notes were tendered to the Company and retired. As a result of this tender offer and the extinguishment of other credit facilities, the Company recorded a loss on debt extinguishment of $9,514, net of income tax benefit of $5,660, during the two months ended December 31, 1996 (see Note 2).

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(10)     Income Taxes

         Income tax expense (benefit) for the years ended December 31, 1998, December 31, 1997, the two months ended December 31, 1996, and the year ended October 31, 1996, consists of:

                                                             Current           Deferred          Total
                                                             -------           --------          -----
            Year ended December 31, 1998:
             U.S. federal                                    $ 6,269            (6,074)              195
             State and local                                   1,077            (1,463)             (386)
                                                             -------           -------           -------
                                                             $ 7,346            (7,537)             (191)
            Change in deferred tax attributable
             to unrealized losses on investment
             securities, included in stockholders'
             equity                                               --               217               217
                                                             -------           -------           -------
                                                             $ 7,346            (7,320)               26
                                                             =======           =======           =======

            Year ended December 31, 1997:
             U.S. federal                                    $ 6,108            (2,475)            3,633
             State and local                                   1,385              (364)            1,021
                                                             -------           -------           -------
                                                             $ 7,493            (2,839)            4,654
            Change in deferred tax attributable
             to unrealized losses on investment
             securities, included in stockholders'
             equity                                               --              (596)             (596)
                                                             -------           -------           -------
                                                             $ 7,493            (3,435)            4,058
                                                             =======           =======           =======

         Two months ended December 31, 1996:
          U.S. federal                                       $    --             1,028             1,028
             State and local                                     144                27               171
                                                             -------           -------           -------
                                                             $   144             1,055             1,199
            Change in deferred tax attributable
             to unrealized losses on investment
             securities, included in stockholders'
             equity                                               --              (379)             (379)
                                                             -------           -------           -------
                                                             $   144               676               820
                                                             =======           =======           =======

         Year ended October 31, 1996:
          U.S. federal                                       $ 3,991             2,683             6,674
          State and local                                        800              (375)              425
                                                             -------           -------           -------
                                                             $ 4,791             2,308             7,099
         Change in deferred tax attributable
             to unrealized gains on investment
          securities, included in stockholders'
             equity                                               --             1,180             1,180
                                                             -------           -------           -------
                                                             $ 4,791             3,488             8,279
                                                             =======           =======           =======


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 1998 and 1997, the two months ended December 31, 1996, and the year ended October 31, 1996, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to earnings before income taxes as follows:

                                       Year Ended       Year Ended     Two Months Ended  Year Ended
                                       December 31,     December 31,      December 31,   October 31,
                                          1998            1997               1996           1996
                                          ----            ----               ----           ----

Computed "expected" tax
expense (benefit)                       (4,108)           2,548              904           6,102
Increase (reduction) in
  income taxes resulting from:
 Book expenses not deductible
  for tax purposes                         450               92               18             110
 Amortization of non-
  deductible goodwill                    3,752            1,730               --              --
 State and local income taxes,
  net of federal income tax
  benefit                                 (255)             674              113             281
 Other differences, net                    (30)            (390)             164             606
                                        ------           ------           ------          ------
                                          (191)           4,654            1,199           7,099
                                        ======           ======           ======          ======


                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and December 31, 1997 are presented below:

                                                       1998               1997
                                                       ----               ----

Deferred tax liabilities:
 Plant and equipment, principally
  due to differences in depreciation                 $ (4,915)            (3,125)
 Plant and equipment, due to basis
  differences on acquisitions                         (28,556)           (15,582)
 Intangibles, due to differences
  in amortizable lives                                 (5,058)            (5,646)
                                                     --------           --------

 Deferred tax liabilities                             (38,529)           (24,353)

Deferred tax assets:
 Receivables, principally due to
  allowance for doubtful accounts                       1,151                511
 Plant and equipment, due to basis
  differences on acquisitions and costs
  capitalized for tax purposes                          4,530              4,823
 Investment in affiliates and plant and
  equipment, due to gains recognized for
  tax purposes and deferred for financial
  reporting purposes                                      941                941
 Accrued liabilities not deducted for tax
  purposes                                              2,125              1,384
 Net operating loss carryforward                        3,563              1,673
 Unrealized losses on investment securities                --                217
 Other, net                                               606                117
                                                     --------           --------

         Deferred tax assets                           12,916              9,666
                                                     --------           --------

         Net deferred tax liability                  $(25,613)           (14,687)
                                                     ========           ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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

         As of December 31, 1998, and December 31, 1997, debentures and ten year subordinated notes totaling $16,749 and $19,153, respectively, are owned by shareholders, directors and employees. Interest expense under the debentures and ten year subordinated notes during the years ended December 31, 1998, December 31, 1997, and October 31, 1996 was $1,497, $1,719 and $494, respectively.

(12)     Stockholders' Equity

         On December 31, 1997, the Board of Directors approved a three-for-two split of its Class A and Class B common stock subject to the approval by the shareholders of an increase in the authorized number of shares of Class A and Class B common stock. On February 26, 1998, the shareholders approved an increase in the authorized number of shares of Class A common stock to 75,000,000 and Class B common stock to 37,500,000. The stock split, which was effected by means of a 50% stock dividend, was paid to shareholders on February 27, 1998. Par value of the common stock remained unchanged at $.001. Common stock and additional paid in capital were adjusted to reflect the split as of December 31, 1997. All references to share and per share information in the consolidated financial statements and related footnotes have been restated to reflect the effect of the split for all periods presented.

         During 1995 and 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding common stock (1,830,750 and 5,427,305 shares, respectively) from certain of its existing stockholders for an aggregate purchase price of approximately $4 million. The terms of such repurchases entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company's initial public equity offering in August 1996, the Company paid the selling stockholders an aggregate of $5.0 million in cash and issued to them ten-year subordinated notes in the aggregate principal amount of $20,000. The notes bear interest at 8% (1% above the ten-year treasury note rate when issued) and are payable in monthly installments of $167, plus interest. The balance outstanding under these notes at December 31, 1998 and December 31, 1997, was $15,333 and $17,319, respectively.

         In June, 1998, the Company completed a public offering of 6,375,000 shares of Class A Common Stock at $29.00 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $177.5 million. These proceeds were used to pay down outstanding bank debt of approximately $173.0 million with the remainder used for operations.

         In December, 1998, the Company completed a public offering of 6,900,000 shares of Class A Common Stock at $35 per share. Net proceeds to the Company after underwriting discounts from the equity offering were $219.8 million. These proceeds were used to pay down outstanding bank debt of approximately $99.0 million with the remainder used for debt reduction and acquisitions in 1999.

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

(13)     Stock Option Plan

         In 1996, the Company adopted the 1996 Equity Incentive Plan (the "1996 Plan"). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant. The Company initially reserved an aggregate of 3,000,000 shares of Class A Common Stock (as adjusted for the Company's February 1998 three-for-two stock split) for awards under the 1996 Plan. In September, 1998, the Board of Directors of the Company voted to increase the number of shares reserved for issuance under the 1996 Plan by 1,000,000 shares to 4,000,000 shares, subject to the approval of the stockholders of the Company, at its next regularly scheduled shareholders' meeting.

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option grants. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996, 1997 and 1998, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:



                                                     Year Ended          Year Ended   Two Months Ended    Year Ended
                                                     December 31,        December 31,    December 31,     October 31,
                                                         1998                1997            1996            1996
                                                         ----                ----            ----            ----
         Net earnings (loss) applicable
          to common stock - as reported               $ (12,255)              2,476          (8,115)          10,484
                                                      =========           =========       =========        =========
         Net earnings (loss) applicable
          to common stock - pro forma                 $ (15,145)               (603)         (8,666)           8,891
                                                      =========           =========       =========        =========
         Earnings (loss) per common share -
          as reported (basic and diluted)             $    (.24)                .05            (.18)             .25
                                                      =========           =========       =========        =========
         Earnings (loss) per common share -
          pro forma (basic and diluted)               $    (.29)               (.01)           (.19)             .22
                                                      =========           =========       =========        =========

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:


         Grant             Dividend              Expected               Risk Free               Expected
         Year                Yield              Volatility            Interest Rate              Lives
         ----                -----              ----------            -------------              -----
         1998                  0%                   59%                     5%                     4
         1997                  0%                   40%                     6%                     3
         1996                  0%                   53%                     6%                     3

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


       Information regarding the 1996 Plan for the years ended December 31, 1998 and December 31, 1997, two months ended December 31, 1996, and year ended October 31, 1996, is as follows:

                                December 31, 1998                December 31, 1997
                          -----------------------------    ----------------------------

                                             Weighted                        Weighted
                                             Average                          Average
                                             Exercise                        Exercise
                            Shares            Price        Shares              Price
                            ------            -----        ------              -----
Outstanding,
  beginning of year        1,868,804      $       11.60    1,774,896      $       10.85
Granted                      950,500              29.88      399,000              15.20
Exercised                   (538,154)             10.84     (225,256)             10.67
Canceled                     (40,583)             18.24      (79,836)             10.96
                          ----------      -------------   ----------      -------------

Outstanding, end of
  year                     2,240,567      $       19.25    1,868,804      $       11.60
                          ==========      =============    =========      =============


Price for exercised
  shares                  $    10.84                       $   10.67

Shares available for
  grant, end of year         963,682                         873,599
Weighted average fair
  value of options
  granted during
  the year                $    13.09                       $    7.18



                                   Two Months Ended
                                   December 31, 1996              October 31, 1996
                             ----------------------------    ---------------------------

                                             Weighted                        Weighted
                                              Average                         Average
                                             Exercise                        Exercise
                              Shares           Price          Shares           Price
                              ------           -----          ------           -----
Outstanding,
  beginning of year          1,742,753              10.67           --                 --
Granted                         36,750              17.93    1,772,250              10.67
Exercised                       (2,844)             10.67      (29,497)             10.67
Canceled                        (1,763)             10.67           --                 --
                             ---------      -------------    ---------      -------------

Outstanding, end of
  year                       1,774,896              10.85    1,742,753      $       10.67
                             =========       ============    =========      =============


Price for exercised
  shares                     $   10.67                           10.67

Shares available for
  grant, end of year         1,192,763                       1,227,750
Weighted average fair
  value of options
  granted during
  the year                   $   10.06                       $    4.14

         The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


                                  Number               Weighted                               Number
          Range                 Outstanding            Average            Weighted         Exercisable          Weighted
            Of                      At                Remaining           Average               At               Average
         Exercise              December 31,          Contractual          Exercise         December 31,         Exercise
          Prices                   1998                  Life              Price               1998               Price
          ------                   ----                  ----              -----               ----               -----

 $         10.67                 979,467                7.62           $  10.67            333,849           $   10.67
   10.67 - 13.67                 149,000                7.66              13.25             17,750               13.25
   13.83 - 18.42                 137,100                7.63              16.86              1,200               17.67
           26.17                  63,000                8.14              22.79                  0                   0
           26.69                 209,000                7.61              26.69                  0                   0
           30.34                 694,000                7.62              30.34            116,100               30.34
           37.50                   9,000                7.60              37.50                  0                   0

         No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.

(14)     Commitments and Other Contingencies

         The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. The Company maintains a $500 letter of credit with a bank to meet requirements of the Company's worker's compensation insurance carrier.

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

         The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. Annually, at the Company's discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 1998, December 31, 1997 and October 31, 1996, the Company contributed $952, $1,181 and $1,262, respectively.

         The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. LAC's contributions to the Plan are maintained in a "rabbi" trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of LAC. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $406, $190 and $182 to the Plan during the years ended December 31, 1998, December 31, 1997, and October 31, 1996, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

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

         Summarized financial information for Missouri Logos, a Partnership, a 66-2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:


         Balance Sheet Information:                                1998                 1997
                                                                   ----                 ----
          Current assets                                          $ 248                  237
          Total assets                                              297                  290
          Current liabilities                                         7                    7
          Total liabilities                                           7                    7
          Venturers' equity                                         290                  283

         Income Statement Information:        1998                 1997                 1996
                                              ----                 ----                 ----

          Revenues                          $1,038                  991                  931
          Net income                           523                  540                  545

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)

(16)     Disclosures About Fair Value of Financial Instruments

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.


                                                           December 31, 1998                      December 31, 1997
                                                           -----------------                      -----------------
                                                      Carrying            Estimated            Carrying           Estimated
                                                      --------            ---------            --------           ---------
                                                       Amount             Fair Value            Amount           Fair Value
                                                       ------             ----------            ------           ----------
         Marketable investment securities            $     -0-                  -0-           $    679            $     679
         Long-term debt                              $ 827,453              874,091            534,091              575,198

         The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

         o The carrying amounts of cash and cash equivalents, receivables, trade accounts payable, accrued expenses, and deferred income approximate fair value because of the short term nature of these items.

         o The fair value of the Company's marketable investment securities are based on quoted market prices.

         o The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

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

(17)     Quarterly Financial Data (Unaudited)


                                                                      Fiscal Year 1998 Quarters
                                             March 31             June 30            September 30           December 31
                                             --------             -------            ------------           -----------
     Net revenues                          $  58,397              69,675               73,528                 86,988
     Net revenues less direct
      advertising expenses                    37,567              48,066               51,271                 58,835
     Net earnings (loss)
      applicable to common stock              (4,682)             (1,253)               1,538                 (7,858)
     Net earnings per common
      share (basic)                             (.10)               (.02)                 .03                   (.15)
     Net earnings per common
      share (diluted)                           (.10)               (.02)                 .03                   (.15)

                                                                    (Continued)

                           LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
            (Dollars in thousands, except share and per share data)


                                                                              Fiscal Year 1997 Quarters
                                                       March 31             June 30            September 30           December 31
                                                       --------             -------            ------------           -----------
     Net revenues                                    $  37,847              50,108               55,485                 57,622
     Net revenues less direct
      advertising expenses                              24,380              34,625               38,974                 39,693
     Net earnings (loss)
      applicable to common stock                         1,205               1,402                  916                 (1,047)
     Net earnings (loss) per
      common share (basic)                                 .03                 .03                  .02                   (.02)
     Net earnings  (loss) per
      common share (diluted)                               .03                 .03                  .02                   (.02)

(18)     New Accounting Pronouncements

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. At December 31, 1998, the Company estimates that $1,169, of such capitalized costs are included in intangible assets on the Company's balance sheet.

         The effect of SOP 98-5 will be recorded in the first quarter of fiscal 1999 as the cumulative effect of a change in accounting principle, as described in Accounting Principles Board Opinion No. 20 "Accounting Changes".

(19)     Subsequent Events

         Subsequent to December 31, 1998, the Company purchased substantially all of the assets of four outdoor advertising companies for a total purchase price of approximately $63,000 in cash. The acquisitions will be accounted for under the purchase method of accounting.


                                                                     SCHEDULE 2
                               Lamar Advertising
                       Valuation and Qualifying Accounts
           The Years Ended December 31, 1998 and 1997, the Two Months Ended December 31, 1996, and the Year Ended October 31, 1996
                                   (in 000's)



                                                                   Balance at        Charged to                         Balance at
                                                                  Beginning of       Costs and                            end of
                         Description                                 Period           Expenses        Deductions          period
-------------------------------------------------------------- ------------------ ---------------- ----------------- ---------------
Year ended December 31, 1998
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $   1,311            2,883             1,472            2,722

Deducted in balance sheet from intangible
assets: Amortization of intangible assets                         $  29,698           43,023                --           72,721

Year ended December 31, 1997
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $     814            2,098             1,601            1,311

Deducted in balance sheet from intangible
assets: Amortization of intangible assets                         $   9,273           20,425                --           29,698

Two months ended December 31, 1996
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $     551              263                --              814

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                                 $  10,137            1,266             2,130            9,273

Year ended October 31, 1996
Deducted in balance sheet from trade accounts
receivable: Allowance for doubtful accounts                       $     551              580               580              551

Deducted in balance sheet from intangible assets:
Amortization of intangible assets                                 $   7,067            3,070                --           10,137

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 1999 Annual Meeting of
Stockholders.

ITEM 11.       EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders: "Election of Directors Director Compensation," "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

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

(B)      REPORTS ON FORM 8-K

         Reports on Form 8-K were filed with the Commission during the fourth quarter of 1998 to report the following items as of the dates indicated:

                  On October 15, 1998, the Company filed a report on Form 8-K in order to announce the acquisition of all of the outstanding capital stock of Outdoor Communications, Inc. ("OCI"), for a purchase price of approximately $385 million.

                  On October 19, 1998, the Company amended its report on Form 8-K originally filed on October 15, 1998 to present under
                  Item 7 the historical financial statements and related notes for OCI (and its predecessor companies OCI Corp. of Michigan and Mass Communications Corp.) as well as to include pro forma financial information of the Company giving effect to the acquisition.

                  On December 22, 1998, the Company filed a report on Form 8-K in order to furnish certain exhibits for incorporation by reference into the Registration Statement on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File No. 333-50559), which Registration Statement was declared effective by the Commission on April 28, 1998, Lamar Advertising Company is filing an Underwriting Agreement dated December 18, 1998 between Lamar and Morgan Stanley & Co. Incorporated as
                  Exhibit 1.2 to such Registration Statement and an opinion of Palmer & Dodge LLP, counsel to the Company, regarding the validity of certain shares of the Company's Class A Common Stock, sold by the Company pursuant to such Underwriting Agreement as Exhibit 5.3 to such Registration Statement.

                  On December 23, 1998, the Company filed a report on Form 8-K to announce that it sold 6.9 million shares of its Class A Common Stock at a price to the public of $32.50 through Morgan Stanley & Co., Inc. acting as the sole underwriter in this transaction. The shares sold included 900,000 shares under the underwriter's over-allotment option, which was exercised in full.

(C)      EXHIBITS

                               INDEX TO EXHIBITS

      Exhibit No.                       Description
      -----------                       -----------

         3.1 Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

         3.2 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1-12407), and incorporated herein by reference.

         3.3      By-laws of the Company, as amended. Previously filed as
                  Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333- 05479), and incorporated herein by reference.

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

         4.10 Form of 8 5/8% Senior Subordinated Note due 2007. Previously filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1-12407), and incorporated herein by reference.

         4.11 Indenture dated as of September 25, 1997 between the Company, certain of its subsidiaries, and State Street Bank and Trust Company, as trustee, relating to the Company's 8 5/8% Senior Subordinated Notes due 2007. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 30, 1997 (File No. 1-12407), and incorporated herein by reference.

         4.12 Indenture dated August 15, 1997, relating to Outdoor Communications, Inc. 9 1/4% Senior Subordinated Notes. Previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.13 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank as Trustee, dated October 1, 1998. Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.14 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated October 23, 1998. Previously filed as Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.15 Supplemental Indenture to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated October 23, 1998. Previously filed as Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.16 Supplemental Indenture to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated October 23, 1998. Previously filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         10.1 Consulting Agreement dated July 1, 1996 between the Lamar Texas Limited Partnership and the Reilly Consulting Company, L.L.C., of which Kevin P. Reilly, Sr. is the manager. Previously filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (File No. 33-05479), and incorporated herein by reference.

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

         10.9 Amendment No. 3 to the Bank Credit Agreement dated as of December 31, 1997 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1- 12407), and incorporated herein by reference.

         10.10 Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor East L.P. Previously filed as
                  Exhibit 10.16 to the Company's Registration Statement on Form S-3 (File No. 333- 14677), and incorporated herein by reference.

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

         10.14 Bank Credit Agreement dated July 16, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, (File No. 0-020833), and incorporated herein by reference.

         10.15 Amendment No. 1 to the Amended and Restated Bank Credit Agreement dated September 15, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No. 0-20833) and incorporated herein by reference.

         10.16 Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 1998 (File No. 0-20833), and incorporated herein by reference.

         10.17 Amendment No. 4 to Credit Agreement dated as of March 31, 1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1- 12407), and incorporated herein by reference.

         11.1 Statement regarding computation of per share earnings. Filed herewith.

         21.1     Subsidiaries of the Company. Filed herewith.

         23.1     Consent of KPMG LLP. Filed herewith.

         27.1     Financial Data Schedule. Filed herewith.

--------------
* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LAMAR ADVERTISING COMPANY

March 26, 1999                          By:   /s/Kevin P. Reilly, Jr.
                                            ----------------------------
                                        Kevin P. Reilly, Jr.
                                        President and Chief Executive Officer

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


           Signature                                         Title                                       Date
           ---------                                         -----                                       ----

/s/Kevin P. Reilly, Jr.                     Chief Executive Officer and Director
----------------------------------
Kevin P. Reilly, Jr.                                                                                    3/26/99

/s/Keith A. Istre                           Chief Financial and Accounting Officer and
----------------------------------
Keith A. Istre                              Director                                                    3/26/99

/s/Charles W. Lamar, III                    Director
----------------------------------
Charles W. Lamar, III                                                                                   3/26/99

/s/Gerald H. Marchand                       Director
----------------------------------
Gerald W. Marchand                                                                                      3/26/99

/s/Jack S. Rome, Jr.                        Director
----------------------------------
Jack S. Rome, Jr.                                                                                       3/26/99

/s/William R. Schmidt                       Director
----------------------------------
William R. Schmidt                                                                                      3/26/99

/s/T. Everett Stewart, Jr.                  Director
----------------------------------
T. Everett Stewart, Jr.                                                                                 3/26/99

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

         3.2      Certificate of Amendment to the Amended and Restated
                  Certificate of Incorporation of the Company. Previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1-12407), and incorporated herein by reference.

         3.3      By-laws of the Company, as amended. Previously filed as
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1 (File No. 333- 05479), and incorporated herein by reference.

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

         4.10 Form of 8 5/8% Senior Subordinated Note due 2007. Previously filed as Exhibit 4.10 to the Company's Annual Report on Form
                  10-K for fiscal year ended December 31, 1997, (File No.
                  1-12407), and incorporated herein by reference.

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

         4.12     Indenture dated August 15, 1997, relating to Outdoor
                  Communications, Inc. 9 1/4% Senior Subordinated Notes.
                  Previously filed as Exhibit 4.1 to the Company's Quarterly
                  Report on Form 10-Q for the period ended September 30, 1998,
                  (File No. 1-12407) and incorporated herein by reference.

         4.13 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank as Trustee, dated
                  October 1, 1998. Previously filed as Exhibit 4.2 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.14 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  October 23, 1998. Previously filed as Exhibit 4.3 to the
                  Company's Quarterly Report on Form 10-Q for the period ended
                  September 30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.15     Supplemental Indenture to the Indenture dated November 15,
                  1996 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee, dated October 23,
                  1998. Previously filed as Exhibit 4.4 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998, (File No. 1-12407) and incorporated herein by reference.

         4.16     Supplemental Indenture to the Indenture dated September 25,
                  1997 among the Company, certain of its subsidiaries and State
                  Street Bank and Trust Company, as Trustee, dated October 23,
                  1998. Previously filed as Exhibit 4.5 to the Company's
                  Quarterly Report on Form 10-Q for the period ended September
                  30, 1998, (File No. 1-12407) and incorporated herein by reference.

         10.1     Consulting Agreement dated July 1, 1996 between the Lamar
                  Texas Limited Partnership and the Reilly Consulting Company,
                  L.L.C., of which Kevin P. Reilly, Sr. is the manager.
                  Previously filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1 (File No. 33-05479), and incorporated herein by reference.

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

         10.9     Amendment No. 3 to the Bank Credit Agreement dated as of
                  December 31, 1997 between the Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1- 12407), and incorporated herein by reference.

         10.10 Contract to Sell and Purchase, dated as of October 9, 1996, between the Company and Outdoor East L.P. Previously filed as
                  Exhibit 10.16 to the Company's Registration Statement on Form
                  S-3 (File No. 333- 14677), and incorporated herein by reference.

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

         10.14    Bank Credit Agreement dated July 16, 1998, between the
                  Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the period ended June 30,
                  1998, (File No. 0-020833), and incorporated herein by reference.

         10.15    Amendment No. 1 to the Amended and Restated Bank Credit
                  Agreement dated September 15, 1998, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998 (File No.
                  0-20833) and incorporated herein by reference.

         10.16 Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15,
                  1998 (File No. 0-20833), and incorporated herein by reference.

         10.17    Amendment No. 4 to Credit Agreement dated as of March 31,
                  1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase
                  Manhattan Bank, as administrative agent. Previously filed as
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998 (File No. 1- 12407), and incorporated herein by reference.

         11.1 Statement regarding computation of per share earnings. Filed herewith.

         21.1     Subsidiaries of the Company. Filed herewith.

         23.1     Consent of KPMG LLP. Filed herewith.

         27.1     Financial Data Schedule. Filed herewith.

--------------
* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.