Form 10-Q
period 1999-03-31
LAMAR ADVERTISING CO
filed 1999-05-12
CIK 899045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999
or

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

                  Yes    X            No
                      -------            -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                      Outstanding as of
               Class                                      May 5, 1999
               -----                                  -----------------
Class A Common Stock,$ .001 par value                    43,514,283
Class B Common Stock,$ .001 par value                    17,699,997

                                    CONTENTS

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1999 and December 31, 1998                  1 -  2

                  Condensed Consolidated Statements of Operations
                  for the three months ended March 31, 1999
                  and March 31, 1998                                    3 -  4

                  Condensed Consolidated Statements of Comprehensive
                  Income for the three months ended March 31, 1999
                  and March 31, 1998                                    5

                  Condensed Consolidated Statements of Cash Flows
                  for the three months ended March 31, 1999 and
                  March 31, 1998                                        6 -  7

                  Notes to Condensed Consolidated Financial
                  Statements                                            8 - 10

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        11 - 13

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks                                         14


PART II - OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K                     15

                  Signatures                                           15

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               March 31,                       December 31,
                                                                 1999                              1998
                                                              ----------                        ----------
                                                             (Unaudited)
ASSETS
Cash and cash equivalents                                     $    8,171                         $ 128,597

Receivables
     Trade accounts, net                                          40,242                            39,681
     Affiliates, related parties
       and employees                                                 470                               378
     Other                                                           330                               321
                                                              ----------                        ----------
       Net receivables                                            41,042                            40,380
Prepaid expenses                                                  12,856                            12,346
Other current assets                                               4,717                             1,736
                                                              ----------                        ----------
     Total current assets                                         66,786                           183,059
                                                              ----------                        ----------

Property, plant and equipment                                    687,523                           661,324
     Less accumulated depreciation
       and amortization                                         (166,028)                        ( 153,972)
                                                              ----------                        ----------
       Net property, plant and equipment                         521,495                           507,352
                                                              ----------                        ----------

Intangible assets                                                752,809                           705,934
Receivables - noncurrent                                           3,183                             1,972
Other assets                                                      14,264                            15,060
                                                              ----------                        ----------
     Total assets                                             $1,358,537                        $1,413,377
                                                              ==========                        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                   $    4,064                        $    4,258
     Accrued expenses                                             22,061                            25,912
     Current maturities of long-term
       debt                                                        4,165                            49,079
     Deferred income                                              10,279                             9,589
                                                              ----------                        ----------
       Total current liabilities                                  40,569                            88,838

Long-term debt                                                   829,288                           827,453
Deferred tax liability                                            23,998                            25,613
Deferred income                                                    1,313                             1,293
Other liabilities                                                  4,464                             3,401
                                                              ----------                        ----------
       Total liabilities                                         899,632                           946,598
                                                              ----------                        ----------


                                                                     (Continued)

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     March 31,         December 31,
                                                       1999               1998
                                                    -----------        -----------
                                                    (Unaudited)
STOCKHOLDERS' EQUITY

Class A preferred stock, par value
     $638, $63.80 cumulative dividends,
     authorized 10,000 shares; 5,719.49
     shares issued and outstanding                        3,649              3,649

Class A common stock, $.001 par value,
     authorized 75,000,000 shares; issued and
     outstanding 43,514,283 shares and
     43,392,876 shares at March 31, 1999 and
     December 31, 1998, respectively                         43                 43

Class B common stock, $.001 par value,
     authorized 37,500,000 shares; issued
     and outstanding 17,699,997                              18                 18

Additional paid in capital                              508,567            505,644

Accumulated deficit                                     (53,372)           (42,575)
                                                    -----------        -----------

Stockholders' equity                                    458,905            466,779
                                                    -----------        -----------


Total liabilities and
 stockholders' equity                               $ 1,358,537        $ 1,413,377
                                                    ===========        ===========



See accompanying notes to consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         Three Months Ended            Three Months Ended
                                                           March 31, 1999                March 31, 1998
                                                           --------------                --------------
Revenues
     Outdoor advertising, net                                $    85,766                   $    58,397
                                                             -----------                   -----------

Operating expenses
     Direct advertising expenses                                  29,764                       20,830
     Selling, general and
       administrative expenses                                    20,099                        13,216
     Depreciation and amortization                                31,561                        17,605
                                                             -----------                   -----------
                                                                  81,424                        51,651
                                                             -----------                   -----------

       Operating income                                            4,342                         6,746
                                                             -----------                   -----------

Other expense (income)
     Interest income                                          (      686)                   (      107)
     Interest expense                                             18,145                        13,326
     Gain on disposition of assets                            (      336)                   (      317)
                                                             -----------                   -----------
                                                                  17,123                        12,902
                                                             -----------                   -----------
     Loss before income taxes and
       cumulative effect of a change
       in accounting principle                                (   12,781)                   (    6,156)
     Income tax benefit                                       (    2,842)                   (    1,565)
                                                             ------------                  -----------

     Loss before cumulative effect of
       a change in accounting principle                       (    9,939)                   (    4,591)

Cumulative effect of a change in
     accounting principle, net of tax                         (      767)                          --
                                                             ------------                  -----------

     Net loss                                                 (   10,706)                   (    4,591)

Preferred stock dividends                                     (       91)                   (       91)
                                                             -----------                   -----------

Net loss applicable to common stock                          $(   10,797)                  $(    4,682)
                                                             ===========                   ===========


                                                                     (Continued)

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                     Three Months Ended                 Three Months Ended
                                                        March 31, 1999                    March 31, 1998
                                                        --------------                    --------------
Loss before cumulative effect of a
  change in accounting principle per
  common share - basic and diluted                        $(      .17)                     $(      .10)
                                                          ===========                      ===========

Cumulative effect of a change in
  accounting principle, net of tax, per
  common share - basic and diluted                        $(      .01)                     $       --
                                                          ===========                      ===========

Net loss per common share - basic                         $(      .18)                     $(      .10)
                                                          ===========                      ===========
Net loss per common share - diluted                       $(      .18)                     $(      .10)
                                                          ===========                      ===========

Weighted average common shares
  outstanding                                              61,143,351                       47,350,919
Incremental common shares from
  dilutive stock options                                          --                               --
                                                          -----------                      -----------
Weighted average common shares
  assuming dilution                                        61,143,351                       47,350,919
                                                          ===========                      ===========

See accompanying notes to consolidated financial statements

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                         Three Months Ended   Three Months Ended
                                           March 31, 1999       March 31, 1998
                                           --------------       --------------
Net loss applicable to common stock          $  (10,797)          $   ( 4,682)

Other comprehensive income -
 change in unrealized loss on
 investment securities (net of
 deferred tax benefit of $(133)
 for the three months ending
 March 31, 1998).                                  --                (    217)
                                             ----------           -----------

Comprehensive loss                           $  (10,797)          $  (  4,899)
                                             ==========           ===========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  Three Months Ended       Three Months Ended
                                                                    March 31, 1999           March 31, 1998
                                                                    --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                              $( 10,706)                $( 4,591)

Adjustments to reconcile net loss
  to net cash provided by operating activities:
     Depreciation and amortization                                       31,561                   17,605
     Gain on disposition of assets                                     (    336)                 (   317)
     Deferred taxes                                                    (  2,319)                 ( 1,550)
     Provision for doubtful accounts                                        941                      551
Changes in operating assets and liabilities:
     Decrease (increase) in:
       Receivables                                                     (  1,923)                   2,772
       Prepaid expenses                                                (     11)                 (   115)
       Other assets                                                    (  1,915)                 ( 2,315)
     Increase (decrease) in:
       Trade accounts payable                                          (    194)                 (   444)
       Accrued expenses                                                (  6,432)                 ( 1,178)
       Other liabilities                                                     37                       20
       Deferred income                                                      675                      570
                                                                      ---------                 --------
         Net cash provided by operating
         activities                                                       9,378                   11,008
                                                                      ---------                 --------


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                           (  1,184)                 (   250)
Acquisition of new markets                                             ( 74,930)                 (54,990)
Capital expenditures                                                   ( 12,581)                 (11,069)
Proceeds from disposition of assets                                         749                      579
                                                                      ---------                 --------
         Net cash used in investing activities                         ( 87,946)                 (65,730)
                                                                      ---------                 --------



                                                                     (Continued)

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                          Three Months Ended               Three Months Ended
                                                            March 31, 1999                   March 31, 1998
                                                            --------------                   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock                         1,312                           2,601
Principal payments on long-term debt                            ( 45,939)                        ( 1,063)
Proceeds from issuance of notes payable                            2,860                              70
Net borrowings under credit agreements                               --                           50,000
Dividends                                                       (     91)                        (    91)
                                                               ---------                        --------
     Net cash provided by (used in)
       financing activities                                     ( 41,858)                         51,517
                                                               ---------                        --------

Net decrease in cash and cash equivalents                       (120,426)                        ( 3,205)

Cash and cash equivalents at beginning
     of period                                                   128,597                           7,246
                                                               ---------                        --------

Cash and cash equivalents at end of
     period                                                    $   8,171                        $  4,041
                                                               =========                        ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                         $  18,835                        $ 10,783
                                                               =========                        ========

Cash paid for state and
  federal income taxes                                         $     570                        $    848
                                                               =========                        ========


See accompanying notes to consolidated financial statements

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

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. Antidilutive shares of 598,848 and 611,296 for the three months ended March 31, 1999 and 1998 have been excluded from the calculation of diluted earnings per share.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net earnings.

New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP 98-5"), Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of SOP 98-5 is recorded as a cumulative effect of a change in accounting principle as described in Accounting Principles Board Opinion No. 20 "Accounting Changes".

2.       Acquisitions

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


On January 5, 1999, the Company purchased all the outdoor advertising assets of American Displays, Inc. for a cash purchase price of approximately $14,511.

On February 1, 1999, the company purchase all of the outdoor advertising assets of KJS, LLC for a cash purchase price of $40,494.

During the three months ended March 31, 1999, the company completed 17 additional acquisitions for an aggregate cash purchase price of approximately $20,000 and issuance of 13,023 shares of class A common stock valued at approximately $475.

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


                                           Property
                               Current      Plant &                  Customer     Other       Current       Long-term
                                Assets     Equipment     Goodwill      Lists      Assets    Liabilities    Liabilities
                               -------     ---------     --------    --------     ------    -----------    -----------
American Displays                   87           899      10,532       3,227          50           (284)           --
KJS, LLC                            46         9,468      30,543       4,479          10         (2,079)        (1,921)
Other                              181         5,309      13,222       2,594         662           (402)        (1,548)
                               -------        ------      ------      ------         ---         ------         ------

                                   314        15,676      54,297      10,300         722         (2,765)        (3,469)
                               =======        ======      ======      ======         ===         ======         ======


Summarized below are certain unaudited pro forma statements of operations data for the three months ended March 31, 1999 and March 31, 1998 as if each of the above acquisitions and the acquisitions occurring in 1998, which were fully described in the Company's December 31, 1998 Annual Report on Form 10K, had been consummated as of January 1, 1998. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.


                                         Three Months Ended   Three Months Ended
                                           March 31, 1999       March 31, 1998
                                           --------------       --------------
Revenues, net                              $     86,244         $     79,691

Net loss applicable to
  common stock                                 ( 11,012)             (13,021)

Net loss per common share - basic              (    .18)             (   .27)
Net loss per common share - diluted            (    .18)             (   .27)

3.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:


Balance Sheet Information:              March 31, 1999         December 31, 1998
                                        --------------         -----------------
                                          (Unaudited)
   Current assets                            208                     248
   Total assets                              256                     297
   Total liabilities                          --                       7
   Venturers' equity                         256                     290


Income Statement Information:         Three months ended      Three months ended
                                        March 31, 1999          March 31, 1998
                                        --------------         -----------------
                                          (Unaudited)             (Unaudited)
   Revenues                                      274                     264
   Net income                                    214                     162


4.       Subsequent Events

Subsequent to March 31, 1999, the Company purchased substantially all of the assets of two outdoor advertising companies for a total purchase price of approximately $23,200 in cash. The acquisitions will be accounted for under the purchase method of accounting.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Operating Results in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,1998

Net revenues increased $27.4 million or 46.9% to $85.8 million for the three months ended March 31, 1999 as compared to the same period in 1998. This increase was attributable to the Company's acquisitions during 1998 and 1999 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $15.8 million or 46.5% for the three months ended March 31, 1999 as compared to the same period in 1998. This was primarily the result of the additional operating expenses related to acquired outdoor advertising assets and the newly developed and acquired logo sign franchises.

Depreciation and amortization expense increased $14.0 million or 79.3% from $17.6 million for the three months ended March 31, 1998 to 31.6 million for the three months ended March 31, 1999 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $2.4 million or 35.6% to $4.3 million for three months ended March 31, 1999 from $6.7 million for the same period in 1998.

Interest income increased $.6 million as a result of earnings on excess cash investments made during the three months ended March 31, 1999 as compared to the same period in 1998. Interest expense increased $4.8 million from $13.3 million for the three months ended March 31, 1998 to $18.1 million for the same period in 1999 as a result of additional borrowings under the Bank Credit Facility.

Income tax benefit increased $1.3 million from $1.6 million for the three months ended March 31,1998 to $2.8 million for the same period in 1999. The effective tax rate for the three months ended March 31, 1999 is 22.2% which is less than the Company's historical effective tax rate due to permanent differences resulting from non-deductible amortization of goodwill.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, the Company expensed $.8 million as a cumulative effect of a change in accounting principle. This expense is a one time adjustment to expense start up activities and organization costs that were capitalized to the balance sheet in prior periods.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 1999 of $10.7 million, as compared to a net loss of $4.6 million for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds.

During the three months ended March 31, 1999, the Company financed its acquisition activity of approximately $75.6 million with remaining proceeds from the December, 1998 equity offering. At March 31, 1999, following these acquisitions, the Company had $250 million available under the Revolving Facility. In April 1999, the Company financed the Frank Hardie Advertising and Liberty Communications acquisitions with draws totaling $22 million under the Revolving Facility. The Company currently has $230 million available under the Revolving Facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities decreased to $9.4 million for the three months ended March 31, 1999 due primarily to an increase in noncash items of $13.6 million, which includes an increase in depreciation and amortization of $14.0 million. The increase in noncash items was offset by a decrease in net earnings of $6.1 million, a decrease in accrued expenses of $5.3 million and an increase in receivables of $4.7 million. Net cash used in investing activities increased $22.2 million from $65.7 million for the three months ended March 31, 1998 to $87.9 million for the same period in 1999. This increase was due to a $19.9 million increase in purchase of new markets and a $1.5 million increase in capital expenditures. Net cash used in financing activities for the three months ended March 31, 1999 is $41.9 million due to $45.9 million in principal payments on long-term debt which primarily consists of the payment of approximately $45.0 million in notes to the three principal shareholders of OCI which was purchased by the Company in October, 1998. The principal payments were offset by $1.3 million in net proceeds from issuance of common stock and $2.9 million in proceeds from issuance of notes payable.

Elimination of Tobacco Advertising

By the end of April 1999, the Company had removed all of its outdoor advertising of tobacco products in connection with settlements the states had reached with the U.S. tobacco companies. Because of these settlements, the Company's tobacco revenues as a percentage of consolidated net revenue have declined from 7% for the 12 months ended December 31, 1998 to 5% for the three months ended March 31, 1999. When displays formerly occupied by tobacco advertisers have become available in the recent past, the Company has been able to attract substitute advertising for the unoccupied space on comparable or more favorable terms. While both of these trends are positive, the Company cannot guarantee that it will be able to attract substitute advertising to occupy the displays which will become unoccupied, or that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers.

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

Accordingly, the Company is devoting the resources it concludes are appropriate to address all significant year 2000 issues in a timely manner.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 1999.

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

At March 31, 1999, there was approximately $250 million of aggregate indebtedness outstanding under the New Bank Credit Agreement, or approximately 30.2% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 1999 with respect to borrowings under the Bank Credit Agreement was $4.5 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the three months ended March 31, 1999 was 7.1%. Assuming that the weighted average interest rate was 200-basis points higher (that is 9.1% rather than 7.1%), then the Company's 1999 interest expense would have been approximately $1.2 million higher resulting in a $.7 million decrease in the Company's three months ended March 31, 1999 net income and after tax cash flow.

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

                            LAMAR ADVERTISING COMPANY

DATED: May 11, 1999                      BY:     /s/Keith Istre
                                                --------------------------------
                                                 Keith A. Istre
                                                 Chief Financial and Accounting
                                                 Officer, Treasurer and Director

                                INDEX TO EXHIBITS


Exhibit
Number                   Description
------                   -----------
 27.1                    Financial Data Schedule