Form 10-Q
period 1999-09-30
LAMAR MEDIA CORP/DE
filed 1999-11-12
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1999
or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from

Commission file number 001-12407

                                LAMAR MEDIA CORP.
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

                           Yes  X                No
                               ---                  ---

                                                             Outstanding as of
                  Class                                      November, 10, 1999
              ------------                                   ------------------
Common Stock, par value $ .01 per share                             100

LAMAR MEDIA CORP. MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

                           EXPLANATORY NOTE REGARDING
                            CORPORATE REORGANIZATION
                          OF LAMAR ADVERTISING COMPANY

On July 20, 1999, Lamar Advertising Company completed a corporate reorganization to create a new holding company structure. The reorganization was accomplished through a merger under section 251(g) of the Delaware General Corporation Law. At the effective time of the merger, all stockholders of Lamar Advertising Company became stockholders in a new holding company and Lamar Advertising Company became a wholly-owned subsidiary of the new holding company. The new holding company took the Lamar Advertising Company name and the old Lamar Advertising Company was renamed Lamar Media Corp. In the merger, all outstanding shares of old Lamar Advertising Company's capital stock were converted into shares of the new holding company with the same voting powers, designations, preferences and rights, and the same qualifications, restrictions and limitations, as the shares of old Lamar Advertising Company.

In this quarterly report, "Lamar," the "company," "we," "us" and "our" refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a particular subsidiary.

                                    CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of
           September 30, 1999 and December 31, 1998........................................................1

           Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and September 30, 1998 and nine months ended September 30, 1999 and September 30, 1998.....................................2

           Condensed Consolidated Statements of Comprehensive Income
           (Loss) for the three months ended September 30, 1999 and
           September 30, 1998 and nine months ended September
           30, 1999 and September 30, 1998.................................................................3

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended September 30, 1999 and
           September 30, 1998..........................................................................4 - 5

           Notes to Condensed Consolidated Financial
           Statements..................................................................................6 - 9

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.............................................10 - 13

ITEM 3.    Quantitative and Qualitative Disclosures About
           Market Risks..............................................................................13 - 14

PART II - OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds......................................................14

ITEM 6.    Exhibits and Reports on Form 8-K..........................................................14 - 17

           Signatures.....................................................................................17

PART I - FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                September 30,       December 31,
                                                                    1999               1998
                                                                -------------       ------------
ASSETS
Cash and cash equivalents                                       $     10,778        $    128,597
Receivables, net                                                      83,636              40,380
Prepaid expenses                                                      22,235              12,346
Other current assets                                                  18,295               1,736
                                                                ------------        ------------
     Total current assets                                            134,944             183,059
                                                                ------------        ------------

Property, plant and equipment                                      1,410,561             661,324
     Less accumulated depreciation and amortization                 (215,240)           (153,972)
                                                                ------------        ------------
       Net property, plant and equipment                           1,195,321             507,352
                                                                ------------        ------------

Intangible assets                                                  1,872,295             705,934
Other assets - non-current                                            24,634              17,032
                                                                ------------        ------------
     Total assets                                                  3,227,194           1,413,377
                                                                ============        ------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                     $      9,806        $      4,258
     Accrued expenses                                                 67,713              25,912
     Current maturities of long-term debt                              4,670              49,079
     Deferred income                                                  13,178               9,589
                                                                ------------        ------------
     Total current liabilities                                        95,367              88,838

Long-term debt                                                     1,593,690             827,453
Deferred tax liability                                               124,329              25,613
Deferred income                                                        1,224               1,293
Other liabilities                                                      4,732               3,401
                                                                ------------        ------------
     Total liabilities                                             1,819,342             946,598
                                                                ------------        ------------

Common stock, $.01 par value, authorized 3,000
     shares; issued and outstanding 100 shares at
     September 30, 1999                                                 --                  --
Class A preferred stock, par value $638, $63.80
     cumulative dividends, authorized 10,000 shares;
     5,719.49 shares issued and outstanding at
     December 31, 1998                                                  --                 3,649
Class A common stock, $.001 par value, authorized
     125,000,000 shares; issued and outstanding
     43,392,876 shares at December 31, 1998                             --                    43
Class B common stock, $.001 par value, authorized
     37,500,000 shares; issued and outstanding
     17,699,997 shares at December 31, 1998                             --                    18
Additional paid-in capital                                         1,469,606             505,644
Accumulated deficit                                                  (61,754)            (42,575)
                                                                ------------        ------------
     Stockholders' equity                                          1,407,852             466,779
                                                                ------------        ------------

Total liabilities and stockholders' equity                      $  3,227,194        $  1,413,377
                                                                ============        ============


See accompanying notes to condensed consolidated financial statements

                               LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------
Net revenues                                              $  111,039      $   73,528      $  294,614      $  201,600
                                                          ----------      ----------      ----------      ----------

Operating expenses
         Direct advertising expenses                          33,236          22,257          93,481          64,696
         Selling, general and administrative expenses         23,113          14,954          63,966          43,178
         Depreciation and amortization                        40,434          20,375         104,647          57,471
                                                          ----------      ----------      ----------      ----------
                                                              96,783          57,586         262,094         165,345
                                                          ----------      ----------      ----------      ----------
           Operating income                                   14,256          15,942          32,520          36,255
                                                          ----------      ----------      ----------      ----------

Other expense (income)
         Interest income                                        (112)           (123)         (1,067)           (359)
         Interest expense                                     21,092          12,116          57,471          39,357
         (Gain) loss on disposition of assets                 (5,189)             81          (5,666)            473
                                                          ----------      ----------      ----------      ----------
                                                              15,791          12,074          50,738          39,471
                                                          ----------      ----------      ----------      ----------

Earnings (loss) before income taxes extraordinary
         item and cumulative effect of a change in
         accounting principle                                 (1,535)          3,868         (18,218)         (3,216)

Income tax expense                                             1,504           2,239            (262)            816
                                                          ----------      ----------      ----------      ----------

Earnings (loss) before extraordinary item and
         cumulative effect of a change in accounting
         principle                                            (3,039)          1,629         (17,956)         (4,032)
                                                          ----------      ----------      ----------      ----------

Extraordinary item - loss on debt extinguishment
         net of tax benefit of $117                             (182)           --              (182)           --
                                                          ----------      ----------      ----------      ----------

Earnings (loss) before cumulative effect of a
         change in accounting principle                       (3,221)          1,629         (18,138)         (4,032)
                                                          ----------      ----------      ----------      ----------

Cumulative effect of a change in accounting
         principle                                              --              --              (767)           --
                                                          ----------      ----------      ----------      ----------

Net earnings (loss)                                           (3,221)          1,629         (18,905)         (4,032)

         Preferred stock dividends                              --                91             274             365
                                                          ----------      ----------      ----------      ----------

Net earnings (loss) applicable to common stock            $   (3,221)     $    1,538      $  (19,179)     $   (4,397)
                                                          ==========      ==========      ==========      ==========


See accompanying notes to condensed consolidated financial statements

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                   September 30,
                                                             1999            1998            1999            1998
                                                          ----------      ----------      ----------      ----------
Net earnings (loss) applicable to
   common stock                                           $   (3,221)     $    1,538      $  (19,179)     $   (4,397)

Other comprehensive income (loss)
   unrealized loss on investment
   securities (net of deferred tax
   benefit of $217 for the nine months
   ended September 30, 1998)                                    --              --              --               354
                                                          ----------      ----------      ----------      ----------

Comprehensive income (loss)                               $   (3,221)     $    1,538      $  (19,179)     $   (4,043)
                                                          ==========      ==========      ==========      ==========


See accompanying notes to condensed consolidated financial statements

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Nine Months Ended
                                                                       September 30,
                                                                   1999              1998
                                                                ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                        $  (18,905)       $   (4,032)

Adjustments to reconcile net loss
    to net cash provided by operating activities:
         Depreciation and amortization                             104,647            57,471
         Cumulative effect of a change in accounting
           principle                                                   767              --
         (Gain) loss on disposition of assets                       (5,666)              473
         Deferred taxes                                             (9,800)           (2,548)
         Provision for doubtful accounts                             2,114             1,265
Changes in operating assets and liabilities:
         Decrease (Increase) in:
           Receivables                                              (8,866)           (1,520)
           Prepaid expenses                                            445              (714)
           Other assets                                             (1,303)              978
         Increase (Decrease) in:
           Trade accounts payable                                    2,022               770
           Accrued expenses                                         (2,746)            1,288
           Other liabilities                                            18              (144)
           Deferred income                                          (5,248)            2,252
                                                                ----------        ----------
           Net cash provided by operating
             activities                                             57,479            55,539


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                        (1,587)             (280)
Acquisition of new markets                                        (830,428)         (220,780)
Capital expenditures                                               (53,435)          (40,420)
Proceeds from disposition of assets                                  3,943             1,419
                                                                ----------        ----------
         Net cash used in investing activities                    (881,507)         (260,061)


                                                                     (continued)

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                   1999              1998
                                                                ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                                (12,207)           (2,503)
Net proceeds from issuance of common stock                           2,230           181,450
Principal payments on long-term debt                               (78,040)           (4,152)
Proceeds from issuance of notes payable                            287,500                70
Net borrowings under credit agreements                             507,000            29,000
Dividends                                                             (274)             (365)
                                                                ----------        ----------
         Net cash provided by financing activities                 706,209           203,500

Net decrease in cash and cash equivalents                         (117,819)           (1,022)

Cash and cash equivalents at beginning
         of period                                                 128,597             7,246
                                                                ----------        ----------

Cash and cash equivalents at end of period                      $   10,778        $    6,224
                                                                ==========        ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                          $   56,183        $   37,328
                                                                ==========        ==========
Cash paid for state and federal income taxes                    $    6,500        $    6,129
                                                                ==========        ==========
Non-cash Contribution from parent                               $  952,255        $    2,505
                                                                ==========        ==========


See accompanying notes to condensed consolidated financial statements

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       Significant Accounting Policies

         Organization

On July 20, 1999, Lamar Advertising Company reorganized into a new holding company structure. As a result of this reorganization (1) the former Lamar Advertising Company became a wholly owned subsidiary of a newly formed holding company, (2) the name of the former Lamar Advertising Company was changed to Lamar Media Corp., (3) the name of the new holding company became Lamar Advertising Company, (4) the outstanding shares of capital stock of the former Lamar Advertising Company, including the Class A common stock, were automatically converted, on a share for share basis, into identical shares of capital stock of the new holding company and (5) the Class A common stock of the new holding company commenced trading on the Nasdaq National Market under the symbol "LAMR" instead of the Class A common stock of the former Lamar Advertising Company. In addition, following the holding company reorganization, substantially all of the former Lamar Advertising Company's debt obligations, including the bank credit facility and other long-term debt remained the obligations of the Company. Under Delaware law, the reorganization did not require the approval of the stockholders of the former Lamar Advertising Company. The purpose of the reorganization was to provide Lamar Advertising Company with a more flexible capital structure and to enhance its financing options. The business operations of the former Lamar Advertising Company and its subsidiaries, including the Company, will not change as a result of the reorganization.

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

2.       Acquisitions

On January 5, 1999, the Company purchased all of the outdoor advertising assets of American Displays, Inc. for a cash purchase price of approximately $14,500.

On February 1, 1999, the Company purchased all of the outdoor advertising assets of KJS, LLC for a cash purchase price of $40,500.

On April 1, 1999, the Company purchased all of the assets of Frank Hardie, Inc. for a cash purchase price of approximately $20,300.

On June 1, 1999, the Company purchased the assets of Vivid, Inc. for a cash purchase price of approximately $22,100.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

On September 15, 1999, the Company purchased the capital stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation ("Chancellor Outdoor") for a combination of approximately $700,000 in cash and 26,227,273 shares of Lamar Advertising Company Class A common stock valued at approximately $947,000. The stock purchase agreement also contains a post closing adjustment in the event that the net working capital of Chancellor Outdoor as shown on the closing balance sheet is greater or less than $12,000. As of September 30, 1999, the estimated working capital adjustment to be paid by the Company is $33,053.

During the nine months ended September 30, 1999, the Company completed 45 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $61,000 and the issuance of 135,734 shares of Lamar Advertising Company Class A common stock valued at approximately $5,300.

Each of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the allocation of the purchase price in the above transactions.

                                   Property
                        Current     Plant &                    Other        Other         Current       Long-term
                        Assets     Equipment    Goodwill     Intangibles    Assets      Liabilities    Liabilities
                       --------    ---------    --------     -----------   --------     -----------    -----------
American Displays            87          899      10,532          3,277        --             (284)          --
KJS, LLC                     46        9,468      30,543          4,489        --           (2,079)        (1,921)
Frank Hardie                187        6,595      10,451          3,630        --             (525)          --
Vivid, Inc.                 357        8,402       9,830          4,085        --             (593)          --
Chancellor               55,997      642,210     784,513        293,748         169        (19,829)      (106,102)
Other                       265       16,098      46,835          6,472        --           (1,271)        (1,880)
                       --------    ---------    --------      ---------    --------      ---------      ---------
                         56,939      683,672     892,704        315,701         169        (24,581)      (109,903)
                       ========    =========    ========      =========    ========      =========      =========

Summarized below are certain unaudited pro forma statements of operations data as if each of the above acquisitions and the acquisitions occurring in 1998, which were fully described in the Company's December 31, 1998 Annual Report on Form 10-K, had been consummated as of January 1, 1998. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                     Three Months Ended               Nine Months Ended
                                                         September 30,                  September 30,
                                                     1999            1998            1999            1998
                                                  ----------      ----------      ----------      ----------
Revenues, net                                     $  156,025      $  146,722      $  452,063      $  429,994
                                                  ==========      ==========      ==========      ==========

Loss before extraordinary item                    $  (17,218)     $  (21,683)     $  (67,339)     $  (70,580)
                                                  ==========      ==========      ==========      ==========

Net loss applicable to common stock               $  (17,400)     $  (21,774)     $  (68,562)     $  (70,945)
                                                  ==========      ==========      ==========      ==========

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3.       Long-term debt

On August 13, 1999, the Company replaced its existing bank credit facility with a new bank credit facility under which The Chase Manhattan Bank will serve as administrative agent. The new $1,000,000 bank credit facility consists of (1) a $350,000 revolving bank credit facility and (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. As of September 30, 1999, the Company had borrowings under this agreement of $757,000.

In connection with the reorganization of Lamar Advertising Company into a new holding company structure, the Company made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103,900. Pursuant to the change of control tender offer and in accordance with the Indenture, the Company offered to repurchase the Notes for 101% of the principal amount plus accrued interest. A total of $29,876 aggregate principal amount of Notes were tendered for payment on August 19, 1999, and the related 1% prepayment penalty is reflected as an extraordinary item in the Company's income statement, net of tax.

4.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the Guarantors are jointly and severally liable under the guarantees, and the aggregate assets, liabilities, earnings and equity of the Guarantors are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis.

Summarized financial information for Missouri Logos, a Partnership, a 66 2/3% owned subsidiary of the Company and the only subsidiary of the Company that is not a Guarantor, is set forth below:

Balance Sheet Information:                              September 30, 1999               December 31, 1998
                                                        ------------------               -----------------

   Current assets                                               293                                248
   Total assets                                                 340                                297
   Total liabilities                                             10                                  7
   Venturers' equity                                            330                                290

Income Statement Information:                           Three months ended               Nine months ended
                                                           September 30                    September 30
                                                         1999         1998               1999         1998
                                                         ----         ----               ----         ----

Revenues                                                  339          247                871          748
Net income                                                226          117                546          416

5.       Related Party Transactions

The Company has a related party note payable to its parent corporation, Lamar Advertising Company, in the amount of $287,500, at 5 1/4% interest. The note payable is due September 15, 2006, with the related interest expense due semi-annually. At September 30, 1999, the company had accrued interest payable of $620 reflected in accrued expenses related to this note.

The Company also has an inter-company receivable at September 30, 1999 from its parent corporation in the amount of $6,600 as a result of normal operating activity. This receivable is non-interest bearing with no scheduled maturity and is reflected in other assets at September 30, 1999.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine month and three month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to
Exhibit 99.1 hereto entitled "Factors Affecting Future Operating Results".

In this quarterly report, "Lamar," the "company," "we," "us" and "our" refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company and its consolidated subsidiaries with respect to period prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp., old Lamar Advertising Company or a particular subsidiary. See explanatory note regarding Lamar Advertising Company reorganization and footnote 1 in Item 1 of the Financial Statements.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net revenues increased $93.0 million or 46.1% to $294.6 million for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase was attributable to the Company's acquisitions during 1998 and 1999 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization, increased $49.6 million or 46.0% for the nine months ended September 30, 1999 as compared to the same period in 1998. This was primarily the result of the additional operating expenses related to acquired outdoor advertising assets and the newly developed logo sign contracts.

Depreciation and amortization expense increased $47.2 million or 82.1% from $57.5 million for the nine months ended September 30, 1998 to $104.7 million for the nine months ended September 30, 1999 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $3.8 million or 10.3% to $32.5 million for nine months ended September 30, 1999 from $36.3 million for the same period in 1998.

Interest income increased $.7 million as a result of earnings on excess cash investments made during the nine months ended September 30, 1999 as compared to the same period in 1998 due to proceeds from a public offering of Lamar Advertising Company's Class A common stock in December, 1998. Interest expense increased $18.1 million from $39.4 million for the nine months ended September 30, 1998 to $57.5 million for the same period in 1999 as a result of additional borrowings under the Company's bank credit facility to fund increased acquisition activity.

There was an income tax benefit of $.3 million for the nine months ended September 30, 1999 as compared to an income tax expense of $.8 million for the same period in 1998. The effective tax rate for the nine months ended September 30, 1999 is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

An extraordinary loss on debt extinguishment of $.2 million net of income tax benefit of $.1 million, was incurred during the nine months ended September 30, 1999, as a result of the extinguishment of a portion of the Company's 9 1/4% Senior Subordinated Notes due 2007 in connection with a change of control tender offer in July, 1999.

Due to the adoption of SOP 98-5 "Reporting on the Costs of Start-Up Activities" which requires costs of start-up activities and organization costs to be expensed as incurred, the Company recognized an expense of $.8 million as a cumulative effect of a change in accounting principle. This expense is a one time adjustment to recognize start-up activities and organization costs that were capitalized in prior periods.

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 1999 of $18.9 million, as compared to a net loss of $4.0 million for the same period in 1998.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues for the three months ended September 30, 1999 increased $37.5 million or 51.0% to $111.0 million from $73.5 million for the same period in 1998.

Operating expenses, exclusive of depreciation and amortization, for the three months ended September 30, 1999 increased $19.1 million or 51.4% over the same period in 1998.

Depreciation and amortization expense increased $20.0 million or 98.4% from $20.4 million for three months ended September 30, 1998 to $40.4 million for the three months ended September 30, 1999.

Operating income decreased $1.6 million or 10.6% to $14.3 million for the three months ended September 30, 1999 as compared to $15.9 million for the same period in 1998.

Interest expense increased $9.0 million from $12.1 million for the three months ended September 30, 1998 to $21.1 million for the same period in 1999.

The Company recognized a net loss for the three months ended September 30, 1999 of $3.2 million.

The results for the three months ended September 30, 1999 were affected by the same factors as the nine months ended September 30, 1999. Reference is made to the discussion of the nine month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the nine months ended September 30, 1999, the Company financed its acquisition activity of approximately $1.8 billion with remaining proceeds from the December, 1998 offering of the Lamar Advertising Company's Class A common stock, borrowings under the Company's bank credit facility and the issuance of Lamar Advertising Company's Class A Common Stock. At September 30, 1999, following these acquisitions, the Company had $243 million available under the revolving bank credit facility.

The Company's net cash provided by operating activities increased $2.0 million from $55.5 million for the nine months ended September 30, 1998 to $57.5 million for the nine months ended September 30, 1999 due primarily to an increase in noncash items of $35.4 million, which includes an increase in depreciation and amortization of $47.2 million offset by an increase in gain on disposition of assets of $6.1 million and a decrease in deferred taxes of $7.3 million. The increase in noncash items was offset by a decrease in net earnings of $14.9 million, an increase in receivables of $7.3 million and a decrease in deferred income of $7.5 million. Net cash used in investing activities increased $621.4 million from $260.1 million for the nine months ended September 30, 1998 to $881.5 million for the same period in 1999. This increase was due to a $609.6 million increase in acquisition of outdoor advertising assets and an increase in capital expenditures of $13.0 million. Net cash provided by financing activities for the nine months ended September 30, 1999 is $706.2 million due to $507.0 million in net borrowings under credit agreements which was used primarily to finance acquisitions, $287.5 million from the issuance of notes payable, and $2.2 million in net proceeds from issuance of common stock under the Company's 1996 Equity Incentive Plan offset by $78.0 million in principal payments on long-term debt which primarily consists of the payment of approximately $45.0 million in notes to the three principal shareholders of Outdoor Communications, Inc. which was purchased by the Company in October, 1998.

In August 1999, the Company entered into a new bank credit agreement, replacing its existing bank credit facility, with The Chase Manhattan Bank serving as administrative agent. The new $1 billion bank credit facility consists of (1) a $350 million revolving bank credit facility, (2) a $650 million term facility with two tranches, a $450 million Term A facility and a $200 million Term B facility. In addition, the new bank credit facility provides for an uncommitted $400 million incremental facility available at the discretion of the lenders. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 1, the new bank credit facility is an obligation of Lamar Media Corp. and not Lamar Advertising Company.

On September 15, 1999, the Company financed the cash portion of the purchase price for the acquisition of Chancellor Outdoor with a $50.0 million draw under the revolving credit facility and a $650.0 million draw under the term facility. Lamar Advertising Company also issued 26,227,273 shares of its Class A common stock.

Elimination of Tobacco Advertising

By the end of April, 1999, the Company had removed all of its outdoor advertising of tobacco products in connection with settlements the states had reached with the U.S. tobacco companies. Because of these settlements, the Company's tobacco revenues as a percentage of consolidated net revenue have declined from 7% for the 12 months ended December 31, 1998 to 3% for the nine months ended September 30, 1999. When displays formerly occupied by tobacco advertisers have become available in the recent past, the Company has been able to attract substitute advertising for the unoccupied space on comparable or more favorable terms. While both of these trends are positive, the Company cannot guarantee that it will be able to attract substitute advertising to occupy the displays which will become unoccupied, or that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers. If the Company is unable to continue to replace tobacco advertising, the resulting increase in available inventory could cause the Company to reduce its rates or limit the Company's ability to raise rates. In addition, the Company cannot guarantee that substitute advertisers will pay rates as favorable to the Company as those paid by tobacco advertisers.

Impact of Year 2000

The year 2000 issue is the result of the development of computer programs and systems using two digits rather than four digits to define the applicable year. Computer programs and equipment with time-sensitive software may recognize the date using "00" as the year 1900 rather than the year 2000. The year 2000 date recognition problem could cause the Company's computer systems to fail, resulting in miscalculations and incorrect data causing disruption to business operations.

The Company has conducted an assessment of its software and related systems and believes they are year 2000 compliant. The Company's year 2000 effort also included communication with significant third party vendors and customers to determine the extent to which the Company's systems are vulnerable to those parties' failure to reach year 2000 compliance.

The Company cannot assure you that the Company's customers, suppliers and other third parties that the Company deals with are or will be year 2000 compliant in a timely manner. Interruptions in services provided to the Company or in the purchases made by these third parties could also disrupt the Company's operations. Parties affected by a disruption in the Company's operations and services could make claims or bring lawsuits against the Company. Depending upon the extent and duration of any disruptions caused by the year 2000 problem and the specific services affected, these disruptions could have an adverse affect on the Company's business.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by the Company. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 1999.

Loans under the Company's bank credit facility bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facility. Increases in the interest rates applicable to borrowings under the bank credit facility would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At September 30, 1999, there was approximately $757 million of aggregate indebtedness outstanding under the bank credit facility, or approximately 47.5% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 1999 with respect to borrowings under the bank credit facility was $14.5 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the nine months ended September 30, 1999 was 6.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.9% rather than 6.9%), then the Company's 1999 interest expense would have been approximately $4.2 million higher resulting in a $2.5 million decrease in the Company's nine months ended September 30, 1999 net income and after tax cash flow.

The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            See Item 1, Financial Statements Note 1, which is incorporated herein by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits

       Exhibit 2.1 Agreement and Plan of Merger dated as of July 20, 1999 among the Company, Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as exhibit
                           2.1 to the Company's Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 3.1         Amended and Restated Bylaws. Filed herewith.

       Exhibit 4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July 20, 1999. Previously filed as
                           Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.2 Supplemental Indenture to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated September 15, 1999. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.3 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated September 15, 1999. Previously filed as Exhibit 4.3 to Lamar

                           Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.4 Supplemental Indenture to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July 20, 1999. Previously filed as
                           Exhibit 4.4 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.5 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated July 20, 1999. Previously filed as
                           Exhibit 4.5 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.6 Supplemental Indenture to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated September 15, 1999. Previously filed as Exhibit 4.6 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.7 Supplemental Indentures to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.7 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.8 Supplemental Indentures to the Indenture dated November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.9 Supplemental Indentures to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee. Previously filed as Exhibit 4.9 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 10.1 Bank Credit Agreement dated August 13, 1999, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit
                           10.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 10.2 Stockholders Agreement dated as of September 15, 1999 by and among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles, Chancellor Mezzanine Holdings Corporation and the Reilly Family Limited Partnership. Previously filed as Exhibit 10.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-030242) and incorporated herein by reference.

       Exhibit 10.3 Registration Rights Agreement dated as of September 15, 1999 among Lamar Advertising Company, Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation. Previously filed as
                           Exhibit 10.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-030242) and incorporated herein by reference.

       Exhibit 10.4 Assumption Agreement dated as of July 20, 1999 is by and among Lamar Advertising Company, Lamar Media Corp., and the direct and indirect subsidiaries of such corporations. Previously filed as Exhibit 10.4 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-030242) and incorporated herein by reference.

       Exhibit 27.1        Financial Data Schedule. Filed herewith.

       Exhibit 99.1 Factors Affecting Future Operating Results. Filed herewith.

       (b)      Reports on Form 8-K

                Reports on Form 8-K were filed with the Commission during the third quarter of 1999 to report the following items as of the dates indicated:

                On July 7, 1999, the Company filed a report on Form 8-K to furnish Financial Statements and Pro Forma Financial Statements for Chancellor Media Outdoor Corporation ("Chancellor Outdoor") and its predecessor companies, the outdoor advertising division of Whiteco Industries, Inc. ("Whiteco"), Martin Media L.P. ("Martin Media") and Martin & MacFarlane, Inc. ("Martin & MacFarlane"), which the Company acquired as of September 15, 1999. The Company filed as exhibits (1) the consolidated balance sheets of Chancellor Outdoor as of December 31, 1998 and March 31, 1999 and consolidated statements of operations, equity and cash flows for the period from July 22, 1998 to December 31, 1998 and the three months ended March 31, 1999 (2) the statements of income, divisional equity and cash flows of Whiteco for the eleven months ended November 30, 1998; balance sheets of Whiteco as of December 31, 1996 and 1997; and statements of income and cash flows for the years ended December 31, 1995, 1996, and 1997 (3) the statements of operations, partners' capital and cash flows of Martin Media for the seven months ended July 31, 1998; balance sheets of Martin Media as of December 31, 1996 and 1997; and statements of operations, partners' capital (deficit) and cash flows of Martin Media for each of the years ended December 31, 1995, 1996 and 1997 (4) the statements of operations, retained earnings and cash flows of Martin & MacFarlane for the seven months ended July 31, 1998; balance sheets of Martin & MacFarlane as of December 31, 1996 and 1997; statements of income, retained earnings and cash flows for the six-month period ended December 31, 1995 and each of the years ended December 31,1996 and 1997; balance sheet of Martin & MacFarlane as of June 30, 1995; and statements of income, retained earnings and cash flows of Martin & MacFarlane for the year ended June 30, 1995. The Company also filed as exhibits unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1998 and the three months ended March 31, 1999; and unaudited pro forma condensed consolidated balance sheet of the Company as of March 31, 1999.

                On July 22, 1999, the Company filed a report on Form 8-K in order to furnish certain exhibits related to the Company's reorganization. The Company filed an Agreement and Plan of Merger dated as of July 20, 1999 among the Company, Lamar New Holding Co., and Lamar Holdings Merge Co. as exhibit 2.1, and a press release issued by the registrant on July 21, 1999 as exhibit 99.1.

                On July 26, 1999, the Company filed a report on Form 8-K/A to correct a typographical error in "Item 5. Other Events" in the 8K originally filed on July 22, 1999.

                On July 28, 1999, the Company filed a report on Form 8-K announcing that Lamar Advertising Company had commenced a public offering of $250,000,000 of convertible notes and filed the related press release as exhibit 99.1

                On August 25, 1999, the Company filed a report on Form 8-K announcing that in connection with the reorganization of Lamar Advertising Company into a new holding company structure, Lamar Media Corp. (formerly known as Lamar Advertising Company) made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103,900,000 issued pursuant to an Indenture dated August 15, 1997, by and among Outdoor Communications, Inc., a company acquired by Lamar whose obligations under the Notes were assumed, certain guarantors under the Indenture and the First Union National Bank as Trustee. Pursuant to the change of control tender offer and in accordance with the Indenture, Lamar Media Corp. offered to repurchase the Notes for 101% of the principal amount plus accrued interest up to but excluding the payment date of August 19, 1999.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LAMAR MEDIA CORP.

DATED: November 12, 1999                BY: /s/ Keith Istre
                                            ------------------------------------
                                            Keith A. Istre
                                            Chief Financial and Accounting
                                            Officer and Director

                               INDEX TO EXHIBITS


       Exhibit No.                           Description
       -----------                           -----------
       Exhibit 2.1         Agreement and Plan of Merger dated as of July 20,
                           1999 among the Company, Lamar New Holding Co., and
                           Lamar Holdings Merge Co. Previously filed as exhibit
                           2.1 to the Company's Current Report on Form 8-K filed
                           on July 22, 1999 (File No. 0-30242) and incorporated
                           herein by reference.

       Exhibit 3.1         Amended and Restated Bylaws. Filed herewith.

       Exhibit 4.1         Supplemental Indenture to the Indenture dated
                           November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July 20, 1999. Previously filed as
                           Exhibit 4.1 to Lamar Advertising Company's Quarterly
                           Report on Form 10-Q for the period ended September
                           30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.2         Supplemental Indenture to the Indenture dated
                           September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated September 15, 1999. Previously filed as Exhibit 4.2 to Lamar Advertising Company's
                           Quarterly Report on Form 10-Q for the period ended
                           September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.3         Supplemental Indenture to the Indenture dated August
                           15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated September 15, 1999. Previously filed as Exhibit 4.3 to Lamar Advertising Company's
                           Quarterly Report on Form 10-Q for the period ended
                           September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.4         Supplemental Indenture to the Indenture dated
                           September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated July 20, 1999. Previously filed as
                           Exhibit 4.4 to Lamar Advertising Company's Quarterly
                           Report on Form 10-Q for the period ended September
                           30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.5         Supplemental Indenture to the Indenture dated August
                           15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated July 20, 1999. Previously filed as
                           Exhibit 4.5 to Lamar Advertising Company's Quarterly
                           Report on Form 10-Q for the period ended September
                           30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.6         Supplemental Indenture to the Indenture dated
                           November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated September 15, 1999. Previously filed as Exhibit 4.6 to Lamar Advertising Company's
                           Quarterly Report on Form 10-Q for the period ended
                           September 30, 1999 (File No. 0-30242) and incorporated herein by reference.

       Exhibit 4.7         Supplemental Indentures to the Indenture dated
                           September 25, 1997 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.7 to Lamar
                           Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No.
                           0-30242) and incorporated herein by reference.

       Exhibit 4.8         Supplemental Indentures to the Indenture dated
                           November 15, 1996 among the Company, certain of its subsidiaries and State Street Bank and Trust Company, as Trustee. Previously filed as Exhibit 4.8 to Lamar
                           Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No.
                           0-30242) and incorporated herein by reference.

       Exhibit 4.9         Supplemental Indentures to the Indenture dated August
                           15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee. Previously filed as Exhibit 4.9 to Lamar
                           Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No.
                           0-30242) and incorporated herein by reference.

       Exhibit 10.1 Bank Credit Agreement dated August 13, 1999, between the Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit
                           10.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999
                           (File No. 0-30242) and incorporated herein by reference.

       Exhibit 10.2 Stockholders Agreement dated as of September 15, 1999 by and among Lamar Advertising Company, Chancellor
                           Media Corporation of Los Angeles, Chancellor
                           Mezzanine Holdings Corporation and the Reilly Family
                           Limited Partnership. Previously filed as Exhibit 10.2 to Lamar Advertising Company's Quarterly Report on
                           Form 10-Q for the period ended September 30, 1999
                           (File No. 0-030242) and incorporated herein by reference.

       Exhibit 10.3        Registration Rights Agreement dated as of September
                           15, 1999 among Lamar Advertising Company, Chancellor
                           Media Corporation of Los Angeles and Chancellor
                           Mezzanine Holdings Corporation. Previously filed as
                           Exhibit 10.3 to Lamar Advertising Company's Quarterly
                           Report on Form 10-Q for the period ended September
                           30, 1999 (File No. 0-030242) and incorporated herein by reference.

       Exhibit 10.4 Assumption Agreement dated as of July 20, 1999 is by and among Lamar Advertising Company, Lamar Media
                           Corp., and the direct and indirect subsidiaries of such corporations. Previously filed as Exhibit 10.4 to Lamar Advertising Company's Quarterly Report on
                           Form 10-Q for the period ended September 30, 1999
                           (File No. 0-030242) and incorporated herein by reference.

       Exhibit 27.1        Financial Data Schedule. Filed herewith.

       Exhibit 99.1 Factors Affecting Future Operating Results. Filed herewith.