Form 10-Q/A
period 1999-09-30
LAMAR MEDIA CORP/DE
filed 1999-12-29
CIK 899045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

[ X ] Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                           Yes [X]               No [ ]


                                                               Outstanding as of
               Class                                          November, 10, 1999
               -----                                          ------------------
Common Stock, par value $ .01 per share                                100

LAMAR MEDIA CORP. MEETS THE CONDITIONS OF GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS REPORT WITH A REDUCED DISCLOSURE FORMAT AS PERMITTED BY SUCH INSTRUCTION.

This Amendment No. 1 to Quarterly Report on Form 10-Q/A is being filed solely for the purpose of amending Part I, Item 1 in the Company's Quarterly Report of Form 10-Q for the period ended September 30, 1999, which was filed with the Securities and Exchange Commission on November 12, 1999 (the "September 30 10-Q") to correct typographical errors in footnote 2 "Acquisitions" contained therein. Item I "Financial statements" set forth in the September 30, 10Q is hereby deleted in its entirety and the following is substituted therefor.

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 September 30,     December 31,
                                                                                     1999             1998
                                                                                 ------------      -----------
ASSETS
Cash and cash equivalents                                                         $    10,778      $   128,597
Receivables, net                                                                       83,636           40,380
Prepaid expenses                                                                       22,235           12,346
Other current assets                                                                   18,295            1,736
                                                                                  -----------      -----------
     Total current assets                                                             134,944          183,059
                                                                                  -----------      -----------

Property, plant and equipment                                                       1,410,561          661,324
     Less accumulated depreciation and amortization                                  (215,240)        (153,972)
                                                                                  -----------      -----------
       Net property, plant and equipment                                            1,195,321          507,352
                                                                                  -----------      -----------

Intangible assets                                                                   1,872,295          705,934
Other assets - non-current                                                             24,634           17,032
                                                                                  -----------      -----------
     Total assets                                                                 $ 3,227,194      $ 1,413,377
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                       $     9,806      $     4,258
     Accrued expenses                                                                  67,713           25,912
     Current maturities of long-term debt                                               4,670           49,079
     Deferred income                                                                   13,178            9,589
                                                                                  -----------      -----------
     Total current liabilities                                                         95,367           88,838

Long-term debt                                                                      1,593,690          827,453
Deferred tax liability                                                                124,329           25,613
Deferred income                                                                         1,224            1,293
Other liabilities                                                                       4,732            3,401
                                                                                  -----------      -----------
     Total liabilities                                                              1,819,342          946,598
                                                                                  -----------      -----------
Common stock, $.01 par value, authorized 3,000 shares;
     issued and outstanding 100 shares at September 30, 1999                               --               --
Class A preferred stock, par value $638, $63.80
     cumulative dividends, authorized 10,000 shares;
     5,719.49 shares issued and outstanding at
     December 31, 1998                                                                     --            3,649
Class A common stock, $.001 par value, authorized
     125,000,000 shares; issued and outstanding
     43,392,876 shares at December 31, 1998                                                --               43
Class B common stock, $.001 par value, authorized
     37,500,000 shares; issued and outstanding
     17,699,997 shares at December 31, 1998                                                --               18
Additional paid-in capital                                                          1,469,606          505,644
Accumulated deficit                                                                   (61,754)         (42,575)
                                                                                  -----------      -----------
     Stockholders' equity                                                           1,407,852          466,779
                                                                                  -----------      -----------
Total liabilities and stockholders' equity                                        $ 3,227,194      $ 1,413,377
                                                                                  ===========      ===========


See accompanying notes to condensed consolidated financial statements

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         1999           1998           1999           1998
                                                      ---------      ---------      ---------      ---------
Net revenues                                          $ 111,039      $  73,528      $ 294,614      $ 201,600

Operating expenses
     Direct advertising expenses                         33,236         22,257         93,481         64,696
     Selling, general and administrative expenses        23,113         14,954         63,966         43,178
     Depreciation and amortization                       40,434         20,375        104,647         57,471
                                                      ---------      ---------      ---------      ---------
                                                         96,783         57,586        262,094        165,345
                                                      ---------      ---------      ---------      ---------
       Operating income                                  14,256         15,942         32,520         36,255
                                                      ---------      ---------      ---------      ---------

Other expense (income)
     Interest income                                       (112)          (123)        (1,067)          (359)
     Interest expense                                    21,092         12,116         57,471         39,357
     (Gain) loss on disposition of assets                (5,189)            81         (5,666)           473
                                                      ---------      ---------      ---------      ---------
                                                         15,791         12,074         50,738         39,471
                                                      ---------      ---------      ---------      ---------

Earnings (loss) before income taxes extraordinary
     item and cumulative effect of a change in
     accounting principle                                (1,535)         3,868        (18,218)        (3,216)

Income tax expense                                        1,504          2,239           (262)           816
                                                      ---------      ---------      ---------      ---------

Earnings (loss) before extraordinary item and
     cumulative effect of a change in accounting
     principle                                           (3,039)         1,629        (17,956)        (4,032)
                                                      ---------      ---------      ---------      ---------

Extraordinary item - loss on debt extinguishment
     net of tax benefit of $117                            (182)            --           (182)            --
                                                      ---------      ---------      ---------      ---------

Earnings (loss) before cumulative effect of a
     change in accounting principle                      (3,221)         1,629        (18,138)        (4,032)
                                                      ---------      ---------      ---------      ---------

Cumulative effect of a change in accounting
     principle                                                --            --           (767)            --
                                                      ---------      ---------      ---------      ---------

Net earnings (loss)                                      (3,221)         1,629        (18,905)        (4,032)

     Preferred stock dividends                                --            91            274            365
                                                      ---------      ---------      ---------      ---------
Net earnings (loss) applicable to common stock        $  (3,221)     $   1,538      $ (19,179)     $  (4,397)
                                                      =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                             Three Months Ended         Nine Months Ended
                                                September 30,              September 30,
                                              1999         1998         1999            1998
                                          ----------     --------     --------      ----------
Net earnings (loss) applicable to
     common stock                         $   (3,221)    $  1,538     $(19,179)     $   (4,397)

Other comprehensive income (loss)
     unrealized loss on investment
     securities (net of deferred
     tax benefit of $217 for the nine
     months ended September 30, 1998)             --           --           --             354
                                          ----------     --------     --------      ----------

Comprehensive income (loss)               $   (3,221)    $  1,538     $(19,179)     $   (4,043)
                                          ==========     ========     ========      ==========

See accompanying notes to condensed consolidated financial statements

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                       1999           1998
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                            $ (18,905)     $  (4,032)

Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation and amortization                                                    104,647         57,471
     Cumulative effect of a change in accounting
       principle                                                                          767             --
     (Gain) loss on disposition of assets                                              (5,666)           473
     Deferred taxes                                                                    (9,800)        (2,548)
     Provision for doubtful accounts                                                    2,114          1,265
Changes in operating assets and liabilities:
     Decrease (Increase) in:
       Receivables                                                                     (8,866)        (1,520)
       Prepaid expenses                                                                   445           (714)
       Other assets                                                                    (1,303)           978
     Increase (Decrease) in:
       Trade accounts payable                                                           2,022            770
       Accrued expenses                                                                (2,746)         1,288
       Other liabilities                                                                   18           (144)
       Deferred income                                                                 (5,248)         2,252
                                                                                    ---------      ---------
       Net cash provided by operating
         activities                                                                    57,479         55,539


CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                                           (1,587)          (280)
Acquisition of new markets                                                           (830,428)      (220,780)
Capital expenditures                                                                  (53,435)       (40,420)
Proceeds from disposition of assets                                                     3,943          1,419
                                                                                    ---------      ---------
     Net cash used in investing activities                                           (881,507)      (260,061)

                                                                     (continued)

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Nine Months Ended
                                                             September 30,
                                                          1999           1998
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                      (12,207)        (2,503)
Net proceeds from issuance of common stock                 2,230        181,450
Principal payments on long-term debt                     (78,040)        (4,152)
Proceeds from issuance of notes payable                  287,500             70
Net borrowings under credit agreements                   507,000         29,000
Dividends                                                   (274)          (365)
                                                       ---------      ---------
     Net cash provided by financing activities           706,209        203,500

Net decrease in cash and cash equivalents               (117,819)        (1,022)

Cash and cash equivalents at beginning
     of period                                           128,597          7,246
                                                       ---------      ---------

Cash and cash equivalents at end of period             $  10,778      $   6,224
                                                       =========      =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                 $  56,183      $  37,328
                                                       =========      =========

Cash paid for state and federal income taxes           $   6,500      $   6,129
                                                       =========      =========

Non-cash contribution from parent                      $ 952,255      $   2,505
                                                       =========      =========

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



                                      Property
                          Current      Plant &                     Other        Other        Current        Long-term
                           Assets     Equipment     Goodwill    Intangibles     Assets     Liabilities     Liabilities
                          -------     ---------     --------    -----------     ------     -----------     -----------
American Displays              87           899      10,532         3,277          --           (284)             --
KJS, LLC                       46         9,468      30,543         4,489          --         (2,079)         (1,921)
Frank Hardie                  187         6,595      10,451         3,630          --           (525)             --
Vivid, Inc.                   357         8,402       9,830         4,085          --           (593)             --
Chancellor                 55,997       642,210     298,486       779,775         169        (19,829)       (106,102)
Other                         265        16,098      48,172         6,472          --         (1,271)         (3,217)
                           ------       -------     -------       -------         ---        -------        --------
                           56,939       683,672     408,014       801,728         169        (24,581)       (111,240)
                           ======       =======     =======       =======         ===        =======        ========

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


                                                     Three Months Ended            Nine Months Ended
                                                        September 30,                September 30,
                                                     1999           1998           1999           1998
                                                   ---------      ---------      ---------      ---------
Revenues, net                                      $ 156,025      $ 146,722      $ 452,063      $ 429,994
                                                   =========      =========      =========      =========

Loss before extraordinary item                     $ (17,218)     $ (21,683)     $ (67,339)     $ (70,580)
                                                   =========      =========      =========      =========

Net loss applicable to common stock                $( 17,400)     $ (21,774)     $ (68,562)     $ (70,945)
                                                   =========      =========      =========      =========

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

                                    LAMAR MEDIA CORP.

DATED: December 28, 1999            BY:  /s/ Keith Istre
                                         ---------------------------------------
                                         Keith A. Istre
                                         Chief Financial and Accounting
                                         Officer and Director