Form 10-Q
period 2001-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2001-08-13
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2001
or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                            Lamar Advertising Company
                         Commission File Number 1-12407
                                Lamar Media Corp.
           (Exact name of registrants as specified in their charters)


Delaware                                                      72-1449411
Delaware                                                      72-1205791
(State or other jurisdiction of incorporation or              (I.R.S. Employer
organization)                                                 Identification No.)

5551 Corporate Blvd., Baton Rouge, LA                         70808
(Address of principal executive offices)                      (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of August 8, 2001: 82,524,145

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of August 8, 2001: 16,638,136

The number of shares of Lamar Media Corp. common stock outstanding as of August 8, 2001: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

                                    CONTENTS

                                                                                                      Page
                                                                                                      ----

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                  Lamar Advertising Company

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000...............................................     1

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 and six months
                  ended June 30, 2001 and June 30, 2000.............................................     2

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and
                  June 30, 2000.....................................................................     3

                  Notes to Condensed Consolidated Financial
                  Statements........................................................................ 4 - 6

                  Lamar Media Corp.

                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000...............................................     7

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2001 and June 30, 2000 and six months
                  ended June 30, 2001 and June 30, 2000.............................................     8

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2001 and
                  June 30, 2000.....................................................................     9

                  Notes to Condensed Consolidated Financial
                  Statements........................................................................    10

ITEM 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................................... 11 - 15

ITEM 3.           Quantitative and Qualitative Disclosures About
                  Market Risks..........................................................................16

PART II - OTHER INFORMATION

ITEM 4.           Submission of matters to a vote of security holders...................................17

ITEM 6.           Exhibits and Reports on Form 8-K.................................................18 - 19

                  Signatures............................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 June 30,    December 31,
                                                                                   2001          2000
                                                                                 ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents                                                      $     2,770    $    72,340
  Receivables, net                                                                   108,224         91,674
  Prepaid expenses                                                                    36,703         23,164
  Other current assets                                                                 9,820          8,738
                                                                                 -----------    -----------
     Total current assets                                                            157,517        195,916
                                                                                 -----------    -----------

Property, plant and equipment                                                      1,733,409      1,630,866
     Less accumulated depreciation and amortization                                 (393,238)      (335,991)
                                                                                 -----------    -----------
      Net property, plant and equipment                                            1,340,171      1,294,875
                                                                                 -----------    -----------
Intangible assets                                                                  2,222,404      2,129,733
Other assets - non-current                                                            19,661         17,249
                                                                                 -----------    -----------
     Total assets                                                                $ 3,739,753    $ 3,637,773
                                                                                 ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                         $    12,005    $     9,918
  Accrued expenses                                                                    33,300         40,724
  Current maturities of long-term debt                                                97,641         66,814
  Deferred income                                                                     11,945         11,005
                                                                                 -----------    -----------
     Total current liabilities                                                       154,891        128,461

Long-term debt                                                                     1,719,386      1,671,466
Deferred income taxes                                                                141,406        140,452
Other liabilities                                                                      8,341          7,939
                                                                                 -----------    -----------
     Total liabilities                                                             2,024,024      1,948,318
                                                                                 -----------    -----------
Stockholders' Equity:
  Series AA preferred stock, par value $.001, $63.80
    cumulative dividends, authorized 5,720 shares;
    5,719.49 shares issued and outstanding at 2001 and 2000                               --             --
  Class A preferred stock, par value $638, $63.80
     cumulative dividends, 10,000 shares authorized;
     0 shares issued and outstanding at 2001 and 2000                                     --             --
  Class A common stock, $.001 par value, 175,000,000 shares
    authorized; 82,524,045 shares and 80,101,793
    shares issued and outstanding at 2001 and 2000, respectively                          83             80
  Class B common stock, $.001 par value, 37,500,000 shares
     authorized; 16,638,136 and 17,000,000 shares issued and
     outstanding at 2001 and 2000, respectively                                           17             17
  Additional paid-in-capital                                                       1,952,446      1,871,303
  Accumulated deficit                                                               (236,817)      (181,945)
                                                                                 -----------    -----------
     Stockholders' equity                                                          1,715,729      1,689,455
                                                                                 -----------    -----------
     Total liabilities and stockholders' equity                                  $ 3,739,753    $ 3,637,773
                                                                                 ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                        2001            2000          2001             2000
                                                   ------------    ------------    ------------    ------------
Net revenues                                       $    191,788    $    172,953    $    362,173    $    324,220
                                                   ------------    ------------    ------------    ------------

Operating expenses (income):
     Direct advertising expenses                         61,315          53,626         122,851         106,138
     General and administrative expenses                 36,436          35,261          74,132          69,465
     Depreciation and amortization                       88,823          76,230         174,230         149,200
     Gain on disposition of assets                         (803)           (105)         (1,019)           (104)
                                                   ------------    ------------    ------------    ------------
                                                        185,771         165,012         370,194         324,699
                                                   ------------    ------------    ------------    ------------

       Operating income (loss)                            6,017           7,941          (8,021)           (479)
                                                   ------------    ------------    ------------    ------------

Other expense (income):
     Interest income                                       (178)           (369)           (422)           (696)
     Interest expense                                    32,972          36,401          68,752          69,291
                                                   ------------    ------------    ------------    ------------
                                                         32,794          36,032          68,330          68,595
                                                   ------------    ------------    ------------    ------------

Loss before income tax benefit                          (26,777)        (28,091)        (76,351)        (69,074)

Income tax benefit                                       (6,377)         (7,693)        (21,661)        (19,702)
                                                   ------------    ------------    ------------    ------------

Net loss                                                (20,400)        (20,398)        (54,690)        (49,372)

     Preferred stock dividends                               91              91             182             182
                                                   ------------    ------------    ------------    ------------

Net loss applicable to common stock                $    (20,491)   $    (20,489)   $    (54,872)   $    (49,554)
                                                   ------------    ============    ============    ============




Loss per common share - basic and diluted          $       (.21)   $       (.23)   $       (.56)   $       (.56)
                                                   ============    ============    ============    ============

Weighted average common shares outstanding           98,209,271      89,512,428      97,903,588      88,989,536
Incremental common shares from dilutive stock
  options                                                  --              --              --              --
Incremental common shares from convertible debt            --              --              --              --
                                                   ------------    ------------    ------------    ------------

Weighted average common shares assuming dilution     98,209,271      89,512,428      97,903,588      88,989,536
                                                   ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                  -----------------------
                                                                                     2001         2000
                                                                                  ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $ (54,690)   $ (49,372)

Adjustments to reconcile net loss
  to net cash provided by operating activities:

     Depreciation and amortization                                                  174,230      149,200
     Gain on disposition of assets                                                   (1,019)        (104)
     Deferred tax benefit                                                           (22,013)     (20,279)
     Provision for doubtful accounts                                                  3,602        2,329
Changes in operating assets and liabilities:
     (Increase) decrease in:
       Receivables                                                                  (18,238)     (13,789)
       Prepaid expenses                                                             (11,436)      (7,635)
       Other assets                                                                     471         (207)
     Increase (decrease) in:
       Trade accounts payable                                                         2,088       (1,524)
       Accrued expenses                                                             (10,657)      (3,456)
       Other liabilities                                                                145           52
       Deferred income                                                                  196         (920)
                                                                                  ---------    ---------
     Net cash provided by operating activities                                       62,679       54,295
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of new markets                                                         (227,318)    (230,652)
Capital expenditures                                                                (36,925)     (43,700)
Proceeds from disposition of assets                                                   3,334        1,122
                                                                                  ---------    ---------
     Net cash used in investing activities                                         (260,909)    (273,230)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                                                    --         (1,448)
Net proceeds from issuance of common stock                                           50,217        1,893
Principal payments on long-term debt                                                 (2,375)      (2,168)
Net borrowings under credit agreements                                               81,000      224,000
Dividends                                                                              (182)        (182)
                                                                                  ---------    ---------
     Net cash provided by financing activities                                      128,660      222,095
                                                                                  ---------    ---------

Net (decrease) increase in cash and cash equivalents                                (69,570)       3,160
Cash and cash equivalents at beginning of period                                     72,340        8,401
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $   2,770    $  11,561
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                               ---------
Cash paid for interest                                                            $  67,301    $  69,047
                                                                                  =========    =========
Cash paid for state and federal income taxes                                      $     781    $   1,616
                                                                                  =========    =========
Common stock issuance related to acquisitions                                     $  29,000    $ 122,031
                                                                                  =========    =========

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)







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

2.   Acquisitions

On January 1, 2001, the Company purchased the assets of two outdoor advertising companies, American Outdoor Advertising, LLC and Appalachian Outdoor Advertising Co., Inc. for a total cash purchase price of approximately $31,500 and $20,000, respectively.

On February 1, 2001, the Company purchased all of the outstanding common stock of Bowlin Outdoor Advertising and Travel Centers, Inc. for a total purchase price of approximately $44,400. The purchase price consisted of approximately $15,100 cash and the issuance of 725,000 shares of Lamar Advertising Company valued at $29,000.

Effective April 1, 2001, the Company purchased all of the outstanding common stock of DeLite Outdoor Advertising, LLC and DeLite Outdoor Advertising, Inc. for a cash purchase price of approximately $43,000.

On April 1, 2001, the Company purchased certain assets of PNE Media, LLC for a cash purchase price of approximately $21,000.

During the six months ended June 30, 2001, the company completed 64 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $96,800.

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)








                              Current    Property Plant                  Other       Other       Current     Long-term
                               Assets     & Equipment     Goodwill    Intangibles   Assets     Liabilities  Liabilities
                              -----------------------------------------------------------------------------------------
American Outdoor                 557           1,185       18,682       11,112         --             --             --
Appalachian Outdoor              325           5,822        2,666       11,512         --            325             --
Bowlin Outdoor                 2,041          29,173        6,788       23,889         --          3,307         14,178
PNE                              180           4,879        4,500       11,344         --             --             --
Delite                         1,159          10,864       20,033       19,435         --            543          7,968
Other                          1,009          28,004       31,116       36,408      2,450            482          1,681
                         ----------------------------------------------------------------------------------------------
                               5,271          79,927       83,785      113,700      2,450          4,657         23,827
                         ==============================================================================================

Summarized below are certain unaudited pro forma statements of operations data for the three months and six months ended June 30, 2001 and June 30, 2000 as if each of the above acquisitions and the acquisitions occurring in 2000, which were fully described in the Company's December 31, 2000 Annual Report on Form 10-K, had been consummated as of January 1, 2000. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                Three Months Ended          Six Months Ended
                                      June 30,                  June 30,
                              -----------------------  ----------------------
                                2001          2000         2001        2000
                              ---------   -----------  -----------  ---------
Net revenues                  $ 191,788   $  188,137   $  365,199   $358,458
                              =========   ==========   ==========   ========
Net loss applicable to
  common stock                $ (20,491)  $  (26,057)  $  (55,192)  $(62,594)
                              =========   ==========   ==========   ========
Net loss per common share -
  basic and diluted           $    (.21)  $     (.28)  $     (.56)  $   (.68)
                              =========   ==========   ==========   ========

3.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed the Company's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media's outstanding notes.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


4.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earning per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,683,547 and 6,818,549 for three months ended June 30, 2001 and 2000, and 6,705,656 and 6,936,816 for the six months ended June 30, 2001 and 2000, respectively.

5.       New Accounting Pronouncements

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities -- an amendment of FASB No. 133", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company adopted SFAS No. 133. The Company's adoption of SFAS No. 133 did not have any affect on the financial position or results of operations in 2001.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 literature. The Company is currently assessing the impact of Statements 141 and 142 on its financial condition and results of operations.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                    June 30,     December 31,
Assets                                                                                2001            2000
                                                                                  -----------    -----------
Current assets:
  Cash and cash equivalents                                                       $     2,770    $    72,340
  Receivables, net                                                                    107,155         91,628
  Prepaid expenses                                                                     36,703         23,164
  Other current assets                                                                 15,587         15,966
                                                                                  -----------    -----------
          Total current assets                                                        162,215        203,098
                                                                                  -----------    -----------

Property, plant and equipment                                                       1,733,409      1,630,866
  Less accumulated depreciation and amortization                                     (393,238)      (335,991)
                                                                                  -----------    -----------
          Net property, plant and equipment                                         1,340,171      1,294,875
                                                                                  -----------    -----------

Intangible assets                                                                   2,199,372      2,106,493
Other assets - non-current                                                             18,937         17,249
                                                                                  -----------    -----------
          Total assets                                                            $ 3,720,695    $ 3,621,715
                                                                                  ===========    ===========


Liabilities and Stockholder's Equity

Current liabilities:
  Trade accounts payable                                                          $    12,005    $     9,918
  Accrued expenses                                                                     23,244         35,765
  Current maturities of long-term debt                                                 97,641         66,814
  Deferred income                                                                      11,945         11,005
                                                                                  -----------    -----------
          Total current liabilities                                                   144,835        123,502

Long-term debt                                                                      1,431,886      1,671,466
Deferred income taxes                                                                 146,150        142,052
Other liabilities                                                                       8,342          7,939
                                                                                  -----------    -----------
          Total liabilities                                                         1,731,213      1,944,959
                                                                                  -----------    -----------

Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000 shares;
    issued and outstanding 100 shares at June 30, 2001 and December 31, 2000               --             --
  Additional paid-in capital                                                        2,217,769      1,855,421
  Accumulated deficit                                                                (228,287)      (178,665)
                                                                                  -----------    -----------
          Stockholder's equity                                                      1,989,482      1,676,756
                                                                                  -----------    -----------
          Total liabilities and stockholder's equity                              $ 3,720,695    $ 3,621,715
                                                                                  ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                 Three months ended          Six months ended
                                                      June 30,                 June 30,
                                               ----------------------    ----------------------
                                                  2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------
Net revenues                                   $ 191,788    $ 172,953    $ 362,173    $ 324,220
                                               ---------    ---------    ---------    ---------

Operating expenses (income):
         Direct advertising expenses              61,315       53,626      122,851      106,138
         General and administrative expenses      36,376       34,775       74,021       68,593
         Depreciation and amortization            87,910       75,189      172,419      147,496
         Gain on disposition of assets              (803)        (105)      (1,019)        (104)
                                               ---------    ---------    ---------    ---------
                                                 184,798      163,485      368,272      322,123
                                               ---------    ---------    ---------    ---------

           Operating income (loss)                 6,990        9,468       (6,099)       2,097
                                               ---------    ---------    ---------    ---------

Other expense (income):
         Interest income                            (178)        (369)        (422)        (696)
         Interest expense                         29,200       36,401       62,463       69,291
                                               ---------    ---------    ---------    ---------
                                                  29,022       36,032       62,041       68,595
                                               ---------    ---------    ---------    ---------

Loss before income tax benefit                   (22,032)     (26,564)     (68,140)     (66,498)

Income tax benefit                                (4,556)      (7,116)     (18,518)     (18,731)
                                               ---------    ---------    ---------    ---------

Net loss                                       $ (17,476)   $ (19,448)   $ (49,622)   $ (47,767)
                                               =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                  ----------------------
                                                                                     2001         2000
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
------------------------------------
Net loss                                                                          $ (49,622)   $ (47,767)

Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                              172,419      147,496
         Gain on disposition of assets                                               (1,019)        (104)
         Deferred tax benefit                                                       (18,869)     (19,308)
         Provision for doubtful accounts                                              3,602        2,329
Changes in operating assets and liabilities:
         (Increase) decrease in:
           Receivables                                                              (18,283)     (14,343)
           Prepaid expenses                                                         (11,436)      (7,635)
           Other assets                                                                (357)       3,902
         Increase (decrease) in:
           Trade accounts payable                                                     2,088       (1,524)
           Accrued expenses                                                         (15,754)      (6,172)
           Other liabilities                                                            145           52
           Deferred income                                                              196         (920)
                                                                                  ---------    ---------
         Net cash provided by operating activities                                   63,110       56,006
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------

Acquisition of new markets                                                         (225,714)    (230,652)
Capital expenditures                                                                (36,925)     (43,700)
Proceeds from disposition of assets                                                   3,334        1,122
                                                                                  ---------    ---------
         Net cash used in investing activities                                     (259,305)    (273,230)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Debt issuance costs                                                                    --         (1,448)
Principal payments on long-term debt                                                 (2,375)      (2,168)
Contribution from parent                                                             48,000         --
Net borrowings under credit agreements                                               81,000      224,000
                                                                                  ---------    ---------
         Net cash provided by financing activities                                  126,625      220,384
                                                                                  ---------    ---------

Net (decrease) increase in cash and cash equivalents                                (69,570)       3,160
Cash and cash equivalents at beginning of period                                     72,340        8,401
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $   2,770    $  11,561
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                                      $        61,012    $  69,047
                                                                                  =========    =========
Cash paid for state and federal income taxes                                      $     781    $   1,616
                                                                                  =========    =========
Parent company stock contributed for acquisitions                                 $  29,000    $ 122,031
                                                                                  =========    =========

Noncash Financing Activity

Note payable converted to contributed capital                                     $ 287,500    $    --
                                                                                  =========    =========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in Lamar Media's Annual Report on Form 10-K.

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, and 5 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six-month and three-month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing the Company's results of operations, liquidity and capital resources. The future operating results of the Company may differ materially from the results described below. For a discussion of certain factors which may affect the Company's future operating performance, please refer to the "Factors Affecting Future Operating Results" included in the Company's Annual Report on Form 10K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 23, 2001.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net revenues increased $38.0 million or 11.7% to $362.2 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was attributable to the Company's acquisitions during 2001 and 2000 and internal growth within the Company's existing markets.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $21.4 million or 12.2% for the six months ended June 30, 2001 as compared to the same period in 2000. This was primarily the result of additional operating expenses related to operations of acquired outdoor advertising assets.

Depreciation and amortization expense increased $25.0 million or 16.8% from $149.2 million for the six months ended June 30, 2000 to $174.2 million for the six months ended June 30, 2001 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, the Company's operating loss increased $7.5 million to an operating loss of $8.0 million for six months ended June 30, 2001 from an operating loss of $0.5 million for six months ended June 30, 2000. This change was primarily due to the increase in depreciation and amortization.

Interest expense decreased $0.5 million from $69.3 million for the six months ended June 30, 2000 to $68.8 million for the same period in 2001 as a result of declining interest rates during the six months ended June 30, 2001 as compared to the same period in 2000.

Income tax benefit increased $2.0 million creating a tax benefit of $21.7 million for the six months ended June 30, 2001 as compared to $19.7 million for the same period in 2000. The effective tax rate for the six months ended June 30, 2001 is 28.4% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2001 of $54.7 million, as compared to a net loss of $49.4 million for the same period in 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenues for the three months ended June 30, 2001 increased $18.8 million or 10.9% to $191.8 million from $173.0 million for the same period in 2000.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, for the three months ended June 30, 2001 increased $8.9 million or 10.0% over the same period in 2000.

Depreciation and amortization expense increased $12.6 million or 16.5% from $76.2 million for three months ended June 30, 2000 to $88.8 million for the three months ended June 30, 2001.

Operating income decreased $1.9 million to $6.0 million for the three months ended June 30, 2001 as compared to $7.9 million for the same period in 2000.

Interest expense decreased $3.4 million from $36.4 million for the three months ended June 30, 2000 to $33.0 million for the same period in 2001.

The Company recognized a net loss for the three months ended June 30, 2001 of $20.4 million.

The results for the three months ended June 30, 2001 were affected by the same factors as the six months ended June 30, 2001. Reference is made to the discussion of the six month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the six months ended June 30, 2001, the Company financed the cash portion of its acquisition activity of approximately $227.3 million with borrowings under the Company's bank credit facility. At June 30, 2001, following these acquisitions, the Company had $269 million available under the Revolving Facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities increased $8.4 million from $54.3 million for the six months ended June 30, 2000 to $62.7 million for the six months ended June 30, 2001 due primarily to an increase in noncash items of $23.7 million, which includes an increase in depreciation and amortization of $25.0 million offset by an increase in deferred tax benefit of $1.7 million and a increase in gain or loss on disposition of assets of $0.9 million. The increase in noncash items was offset by a decrease in net earnings of $5.3 million, a decrease in accrued expenses of $7.2 million and an increase in receivables of $4.4 million. Net cash used in investing activities decreased $12.3 million from $273.2 million for the six months ended June 30, 2000 to $260.9 million for the same period in 2001. This decrease was due to a $3.4 million decrease in acquisition of outdoor advertising assets and a $6.8 million decrease in capital expenditures and a $2.2 million increase in proceeds from disposition of assets. Net cash provided by financing activities for the six months ended June 30, 2001 is $128.7 million primarily due to $81.0 million in net borrowings under credit agreements used to finance acquisition activity and working capital requirements during the period and $50.2 million net proceeds from issuance of common stock which includes $48.0 million related to the issuance of 1.2 million shares of Lamar Advertising Class A common stock in June 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities - an amendment of FASB No. 133", which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. On January 1, 2001, the Company adopted SFAS No. 133. The Company's adoption of SFAS No. 133 did not have any affect on the financial position or results of operations in 2001.

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 literature. The Company is currently assessing the impact of Statements 141 and 142 on its financial condition and results of operations.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six month and three month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following discussion is a summary of the key factors management considers necessary in reviewing Lamar Media's results of operations, liquidity and capital resources. The future operating results of Lamar Media may differ materially from the results described below. For a discussion of certain factors which may affect Lamar Media's future operating performance, please refer to the "Factors Affecting Future Operating Results" included in Lamar Media's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on March 23, 2001.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Net revenues increased $38.0 million or 11.7% to $362.2 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was attributable to Lamar Media's acquisitions during 2001 and 2000 and internal growth within Lamar Media's existing markets.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $22.1 million or 12.7% for the six months ended June 30, 2001 as compared to the same period in 2000. This was primarily the result of additional operating expenses related to operations of acquired outdoor advertising assets.

Depreciation and amortization expense increased $24.9 million or 16.9% from $147.5 million for the six months ended June 30, 2000 to $172.4 million for the six months ended June 30, 2001 as a result of an increase in capitalized assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, Lamar Media's operating income decreased $8.2 million to an operating loss of $6.1 million for six months ended June 30, 2001 from operating income of $2.1 million for the same period in 2000. This change was primarily due to the increase in depreciation and amortization.

Interest expense decreased $6.8 million from $69.3 million for the six months ended June 30, 2000 to $62.5 million for the same period in 2001 as a result of declining interest rates during the six months ended June 30, 2001 and the reduction in interest expense due to the cancellation of the $287.5 million note payable to Lamar Advertising Company in January 2001.

Income tax benefit decreased $0.2 million creating a tax benefit of $18.5 million for the six months ended June 30, 2001 as compared to $18.7 million for the same period in 2000. The effective tax rate for the six months ended June 30, 2001 is 27.2% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2001 of $49.6 million, as compared to a net loss of $47.8 million for the same period in 2000.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net revenues increased $18.8 million or 10.9% to $191.8 million for the three months ended June 30, 2001 as compared to the same period in 2000.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $9.3 million or 10.5% for the three months ended June 30, 2001 as compared to the same period in 2000.

Depreciation and amortization expense increased $12.7 million or 16.9% from $75.2 million for the three months ended June 30, 2000 to $87.9 million for the three months ended June 30, 2001.

Due to the above factors, operating income decreased $2.5 million to operating income of $7.0 million for three months ended June 30, 2001 from operating income of $9.5 million for the same period in 2000.

Interest expense decreased $7.2 million from $36.4 million for the three months ended June 30, 2000 to $29.2 million for the same period in 2001.

There was an income tax benefit of $4.6 million for the three months ended June 30, 2001 as compared to an income tax benefit of $7.1 million for the same period in 2000.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended June 30, 2001 of $17.5 million, as compared to a net loss of $19.4 million for the same period in 2000.

The results for the three months ended June 30, 2001 were affected by the same factors as the six months ended June 30, 2001. Reference is made to the discussion of the six months results.

ITEM 3.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary, Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2001.

Loans under Lamar Media's new bank credit agreement bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company and Lamar Media are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the new bank credit agreement. Increases in the interest rates applicable to borrowings under the new bank credit agreement would result in increased interest expense and a reduction in the Company's and Lamar Media's net income and after tax cash flow.

At June 30, 2001, there was approximately $981 million of aggregate indebtedness outstanding under the new bank credit agreement, or approximately 54.0% of the Company's and 64.1% of Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2001 with respect to borrowings under the new bank credit agreement was $35.9 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the six months ended June 30, 2001 was 7.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 9.5% rather than 7.5%), then the Company's and Lamar Media's June 30, 2001 interest expense would have been approximately $9.7 million higher resulting in a $5.9 million decrease in the Company's and Lamar Media's six months ended June 30, 2001 net income and after tax cash flow.

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

PART II - OTHER INFORMATION

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 24, 2001. The following represents the results of the proposals submitted to a vote of security holders:

Proposal to Elect Directors

The following persons were elected to the Company's Board of Directors for a term of office expiring at the Company's 2002 Annual Meeting of Stockholders:


                                        FOR                              WITHHELD
                                    -----------                        ----------
Kevin P. Reilly, Jr.                213,294,295                        12,341,163
Sean E. Reilly                      213,662,795                        11,972,663
Keith A. Istre                      225,394,552                           240,906
Charles W. Lamar, III               225,405,480                           229,978
Gerald H. Marchand                  225,410,580                           224,878
Anna Reilly Cullinan                213,294,295                        12,341,163
T. Everett Stewart, Jr.             225,406,052                           229,406
Stephen P. Mumblow                  225,402,980                           232,478
John Maxwell Hamilton               225,410,780                           224,678
Thomas Reifenheiser                 225,411,680                           223,778


Approval of the Amendment to the Company's 1996 Equity Incentive Plan to include directors as eligible participants.

                           FOR                       AGAINST           ABSTAIN
                           ---                       -------           -------
                      192,115,200                  33,514,672           5,584


Approval of the Amendment to the Company's 1996 Equity Incentive Plan that sets forth the maximum number of shares of restricted or unrestricted stock that may be granted to a participant in any calendar year.

                           FOR                       AGAINST           ABSTAIN
                           ---                       -------           -------
                      221,539,998                   4,089,438           6,021


Approval of the Amendment to the Company's 1996 Equity Incentive Plan that allows the establishment of performance goals for the granting of restricted or unrestricted stock.

                           FOR                       AGAINST           ABSTAIN
                           ---                       -------           -------
                      222,565,656                   3,063,581           6,219

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          2.1 Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

          3.1 Certificate of Incorporation of Lamar New Holding Co. Previously filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

          3.2 Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

          3.3 Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

          3.4 Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

          3.5  Bylaws of Lamar Advertising Company. Previously filed as exhibit
               3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

          3.6 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

          4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated April 9, 2001 delivered by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

          4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated April 9, 2001 delivered by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

          4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated April 9, 2001 delivered by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

          10.1 Joinder Agreement to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated April 9, 2001. Filed herewith.

   (b)    Reports on Form 8-K

          Reports on Form 8-K were filed with the Commission during the second quarter of 2001 to report the following items as of the dates indicated:

               On June 7, 2001, the Company filed a report on Form 8-K in order to file an Underwriting Agreement dated June 4, 2001 among Lamar Advertising Company, AMFM Operating Inc. and Deutsche Banc Alex Brown Inc. and related exhibits for incorporation by reference into the Registration Statement on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File No. 333-48288 and File No. Commission 333-45490), which Registration Statements were declared effective by the Commission on September 21, 2000 and November 2, 2000, respectively.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LAMAR ADVERTISING COMPANY


DATED: August 13, 2001                 BY:      /s/ Keith A. Istre
                                                --------------------------------
                                                Keith A. Istre
                                                Chief Financial and Accounting
                                                Officer, Treasurer and Director


                                                LAMAR MEDIA CORP.


                                       BY:      /s/ Keith A. Istre
                                                --------------------------------
                                                Keith A. Istre
                                                Chief Financial and Accounting
                                                Officer, Treasurer and Director

                                INDEX TO EXHIBIT

       EXHIBIT
          NO.  DESCRIPTION
       ------- ------------

          2.1 Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

          3.1 Certificate of Incorporation of Lamar New Holding Co. Previously filed as exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

          3.2 Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

          3.3 Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

          3.4 Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

          3.5  Bylaws of Lamar Advertising Company. Previously filed as exhibit
               3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

          3.6 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

          4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated April 9, 2001 delivered by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

          4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated April 9, 2001 delivered by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

          4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated April 9, 2001 delivered by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors. Filed herewith.

          10.1 Joinder Agreement to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Lamar Bellows Outdoor Advertising, Inc. and, in substantially identical agreements, by the scheduled additional subsidiary guarantors, in favor of The Chase Manhattan Bank, as Administrative Agent dated April 9, 2001. Filed herewith.