Form 10-Q
period 2001-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2001-11-13
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 2001
or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of November 5, 2001: 82,586,076

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of November 5, 2001: 16,611,835

The number of shares of Lamar Media Corp. common stock outstanding as of November 5, 2001: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and
(ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

                                    CONTENTS


                                                                                            Page
                                                                                            ----
PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               Lamar Advertising Company

               Condensed Consolidated Balance Sheets as of
               September 30, 2001 and December 31, 2000..................................          1

               Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and September 30, 2000 and
               nine months ended September 30, 2001 and September 30, 2000...............          2

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2001 and
               September 30, 2000........................................................          3

               Notes to Condensed Consolidated Financial
               Statements................................................................      4 - 7

               Lamar Media Corp.

               Condensed Consolidated Balance Sheets as of
               September 30, 2001 and December 31, 2000..................................          8

               Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and September 30, 2000 and
               nine months ended September 30, 2001 and September 30, 2000...............          9

               Condensed Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2001 and
               September 30, 2000........................................................         10

               Notes to Condensed Consolidated Financial
               Statements................................................................         11

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............................    12 - 16

ITEM 3.        Quantitative and Qualitative Disclosures About
               Market Risks..............................................................         17

PART II - OTHER INFORMATION

ITEM 4.        Submission of matters to a vote of security holders.......................         18

ITEM 6.        Exhibits and Reports on Form 8-K..........................................    18 - 19

               Signatures................................................................         19

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                  September 30,  December 31,
                                                                      2001           2000
                                                                  -------------  ------------
ASSETS

Current assets:
  Cash and cash equivalents                                        $     6,015    $    72,340
  Receivables, net                                                     109,140         91,674
  Prepaid expenses                                                      36,638         23,164
  Other current assets                                                   7,332          8,738
                                                                   -----------    -----------
     Total current assets                                              159,125        195,916
                                                                   -----------    -----------

Property, plant and equipment                                        1,755,986      1,630,866
     Less accumulated depreciation and amortization                   (422,819)      (335,991)
                                                                   -----------    -----------
      Net property, plant and equipment                              1,333,167      1,294,875
                                                                   -----------    -----------

Intangible assets                                                    2,210,088      2,129,733
Other assets - non-current                                              18,537         17,249
                                                                   -----------    -----------
     Total assets                                                  $ 3,720,917    $ 3,637,773
                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                           $    13,127    $     9,918
  Accrued expenses                                                      28,356         40,724
  Current maturities of long-term debt                                  81,957         66,814
  Deferred income                                                       14,191         11,005
                                                                   -----------    -----------
     Total current liabilities                                         137,631        128,461

Long-term debt                                                       1,751,518      1,671,466
Deferred income taxes                                                  132,213        140,452
Other liabilities                                                        7,836          7,939
                                                                   -----------    -----------
     Total liabilities                                               2,029,198      1,948,318
                                                                   -----------    -----------

Stockholders' Equity:
  Series AA preferred stock, par value $.001, $63.80
    cumulative dividends, authorized 5,720 shares;
    5,719.49 shares issued and outstanding at 2001 and 2000                 --             --

  Class A preferred stock, par value $638, $63.80
    cumulative dividends, 10,000 shares authorized;
    0 shares issued and outstanding at 2001 and 2000                        --             --

  Class A common stock, $.001 par value, 175,000,000
    shares authorized; 82,567,476 shares and 80,101,793
    shares issued and outstanding at 2001 and 2000, respectively            83             80

  Class B common stock, $.001 par value, 37,500,000 shares
    authorized; 16,611,835 and 17,000,000 shares issued and
    outstanding at 2001 and 2000, respectively                              17             17

  Additional paid-in capital                                         1,952,888      1,871,303

  Accumulated deficit                                                 (261,269)      (181,945)
                                                                   -----------    -----------
     Stockholders' equity                                            1,691,719      1,689,455
                                                                   -----------    -----------

     Total liabilities and stockholders' equity                    $ 3,720,917    $ 3,637,773
                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                          2001               2000                 2001               2000
                                                      ------------        ------------        ------------        ------------
Net revenues                                          $    188,267        $    184,806        $    550,545        $    509,026
                                                      ------------        ------------        ------------        ------------

Operating expenses (income):
 Direct advertising expenses                                64,593              56,038             187,444             162,176
 General and administrative expenses                        37,552              33,748             111,789             103,213
 Depreciation and amortization                              89,399              82,333             263,629             231,533
 (Gain) Loss on disposition of assets                          311                (170)               (708)               (274)
                                                      ------------        ------------        ------------        ------------
                                                           191,855             171,949             562,154             496,648
                                                      ------------        ------------        ------------        ------------

 Operating income (loss)                                    (3,588)             12,857             (11,609)             12,378
                                                      ------------        ------------        ------------        ------------

Other expense (income):
 Interest income                                              (100)               (272)               (522)               (968)
 Interest expense                                           30,409              39,895              99,161             109,186
                                                      ------------        ------------        ------------        ------------
                                                            30,309              39,623              98,639             108,218
                                                      ------------        ------------        ------------        ------------

Loss before income tax benefit                             (33,897)            (26,766)           (110,248)            (95,840)

Income tax benefit                                          (9,536)             (7,257)            (31,197)            (26,959)
                                                      ------------        ------------        ------------        ------------

Net loss                                                   (24,361)            (19,509)            (79,051)            (68,881)

 Preferred stock dividends                                      91                  91                 273                 273
                                                      ------------        ------------        ------------        ------------

Net loss applicable to common stock                   $    (24,452)       $    (19,600)       $    (79,324)       $    (69,154)
                                                      ============        ============        ============        ============

Loss per common share - basic and diluted             $       (.25)       $       (.21)       $       (.81)       $       (.77)
                                                      ============        ============        ============        ============
Weighted average common shares
  outstanding                                           99,163,065          91,953,435          98,328,027          89,982,439

Incremental common shares from dilutive stock
  options                                                       --                  --                  --                  --

Incremental common shares from convertible debt                 --                  --                  --                  --
                                                      ------------        ------------        ------------        ------------

Weighted average common shares
  assuming dilution                                     99,163,065          91,953,435          98,328,027          89,982,439
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                     2001         2000
                                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                          $ (79,051)   $ (68,881)

Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                                                  263,629      231,533
     Gain on disposition of assets                                                     (708)        (274)
     Deferred tax benefit                                                           (32,214)     (26,757)
     Provision for doubtful accounts                                                  5,495        4,686
Changes in operating assets and liabilities:
     (Increase) decrease in:
       Receivables                                                                  (21,325)     (20,238)
       Prepaid expenses                                                             (11,139)      (8,987)
       Other assets                                                                   3,442          756
     Increase (decrease) in:
       Trade accounts payable                                                         3,210       (4,992)
       Accrued expenses                                                             (15,935)       8,266
       Other liabilities                                                                178            4
       Deferred income                                                                2,426          352
                                                                                  ---------    ---------
     Net cash provided by operating activities                                      118,008      115,468
                                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in notes receivable                                                             --       (3,351)
Acquisition of new markets                                                         (274,560)    (318,150)
Capital expenditures                                                                (59,958)     (58,107)
Proceeds from disposition of assets                                                   3,906        1,511
                                                                                  ---------    ---------
     Net cash used in investing activities                                         (330,612)    (378,097)
                                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt issuance costs                                                                      --       (1,470)
Net proceeds from issuance of common stock                                           51,711        5,404
Principal payments on long-term debt                                                (35,159)      (3,757)
Net borrowings under credit agreements                                              130,000      261,000
Dividends                                                                              (273)        (273)
                                                                                  ---------    ---------
     Net cash provided by financing activities                                      146,279      260,904
                                                                                  ---------    ---------

Net decrease in cash and cash equivalents                                           (66,325)      (1,725)
Cash and cash equivalents at beginning of period                                     72,340        8,401
                                                                                  ---------    ---------
Cash and cash equivalents at end of period                                        $   6,015    $   6,676
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest                                                            $ 104,151    $  99,767
                                                                                  =========    =========
Cash paid for state and federal income taxes                                      $     798    $   1,717
                                                                                  =========    =========
Common stock issuance related to acquisitions                                     $  29,000    $ 178,268
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

On April 1, 2001, the Company purchased all of the outstanding common stock of DeLite Outdoor Advertising, LLC and DeLite Outdoor Advertising, Inc. for a cash purchase price of approximately $43,000.

On April 1, 2001, the Company purchased certain assets of PNE Media, LLC for a cash purchase price of approximately $21,000.

On August 2, 2001, the Company purchased the assets of Capital Outdoor, Inc. for a cash purchase price of approximately $30,000.

During the nine months ended September 30, 2001, the company completed 73 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $112,000.

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                           Current    Property Plant                  Other          Other        Current     Long-term
                           Assets       & Equipment   Goodwill     Intangibles      Assets      Liabilities  Liabilities
                           ------     --------------  --------     -----------      ------      -----------  -----------
American Outdoor              557         1,185        18,682        11,112            --            --            --
Appalachian Outdoor           325         5,822         2,666        11,512            --           325            --
Bowlin Outdoor              2,041        29,173         6,788        23,890            --         3,307        14,178
PNE                           180         4,879         4,500        11,344            --            --            --
Delite                      1,159        10,864        20,033        19,435            --           543         7,968
Capital                       179         5,744        12,547        11,709            --            87            --
Other                       1,710        29,275        37,937        44,380         2,000           485         2,821
                            -----        ------        ------        ------         -----         -----         -----
                            6,151        86,942       103,153       133,382         2,000         4,747        24,967
                            =====        ======       =======       =======         =====         =====        ======

Summarized below are certain unaudited pro forma statements of operations data for the three months and nine months ended September 30, 2001 and September 30, 2000 as if each of the above acquisitions and the acquisitions occurring in 2000, which were fully described in the Company's December 31, 2000 Annual Report on Form 10-K, had been consummated as of January 1, 2000. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.


                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                     2001            2000            2001            2000
                                     ----            ----            ----            ----
Net revenues                      $ 188,559       $ 192,716       $ 555,613       $ 552,925
                                  =========       =========       =========       =========

Net loss applicable to
  common stock                    $ (24,506)      $ (22,021)      $ (80,020)      $ (84,936)
                                  =========       =========       =========       =========

Net loss per common share -
  basic and diluted               $    (.25)      $    (.24)      $    (.81)      $    (.92)
                                  =========       =========       =========       =========

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

4.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earning per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 418,585 and 584,801 for three months ended September 30, 2001 and 2000, and 469,059 and 628,503 for the nine months ended September 30, 2001 and 2000, respectively.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 as of July 1, 2001 had no impact on the Company's financial statements.

The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 literature. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



impairment losses will be required to be recognized as the effect of a change in accounting principle. As of September 30, 2001, the Company had unamortized goodwill of approximately $1,164,000 which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $68,100 and $57,300 for the nine months ended September 30, 2001 and September 30, 2000, respectively, and approximately $23,300 and $20,600 for the three months ended September 30, 2001 and 2000, respectively. In accordance with the transition provisions of SFAS No. 142, effective July 1, 2001, any goodwill resulting from acquisitions closed after July 1, 2001 is currently not being amortized.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                          September 30,       December 31,
     Assets                                                                   2001               2000
                                                                           -----------        -----------
Current assets:
  Cash and cash equivalents                                                $     6,015        $    72,340
  Receivables, net                                                             109,140             91,628
  Prepaid expenses                                                              36,638             23,164
  Other current assets                                                          21,824             15,966
                                                                           -----------        -----------
          Total current assets                                                 173,617            203,098
                                                                           -----------        -----------

Property, plant and equipment                                                1,755,986          1,630,866
  Less accumulated depreciation and amortization                              (422,819)          (335,991)
                                                                           -----------        -----------
          Net property, plant and equipment                                  1,333,167          1,294,875
                                                                           -----------        -----------

Intangible assets                                                            2,187,434          2,106,493
Other assets - non-current                                                      17,813             17,249
                                                                           -----------        -----------
          Total assets                                                     $ 3,712,031        $ 3,621,715
                                                                           ===========        ===========

Liabilities and Stockholder's Equity

Current liabilities:
  Trade accounts payable                                                   $    13,127        $     9,918
  Accrued expenses                                                              21,053             35,765
  Current maturities of long-term debt                                          81,957             66,814
  Deferred income                                                               14,191             11,005
                                                                           -----------        -----------
          Total current liabilities                                            130,328            123,502

Long-term debt                                                               1,464,018          1,671,466
Deferred income taxes                                                          138,772            142,052
Other liabilities                                                                7,836              7,939
                                                                           -----------        -----------
          Total liabilities                                                  1,740,954          1,944,959
                                                                           -----------        -----------

Stockholder's equity:

  Common stock, $.01 par value, authorized 3,000 shares;
    issued and outstanding 100 shares at 2001 and 2000, respectively                --                 --
  Additional paid-in capital                                                 2,220,798          1,855,421
  Accumulated deficit                                                         (249,721)          (178,665)
                                                                           -----------        -----------
          Stockholder's equity                                               1,971,077          1,676,756
                                                                           -----------        -----------

          Total liabilities and stockholder's equity                       $ 3,712,031        $ 3,621,715
                                                                           ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)




                                                      Three months ended                 Nine months ended
                                                          September 30,                     September 30,
                                                      2001              2000           2001              2000
                                                   ---------        ---------        ---------        ---------
Net revenues                                       $ 188,267        $ 184,806        $ 550,545        $ 509,026
                                                   ---------        ---------        ---------        ---------

Operating expenses (income):
        Direct advertising expenses                   64,593           56,038          187,444          162,176
        General and administrative expenses           37,481           33,910          111,607          102,503
        Depreciation and amortization                 88,501           82,367          260,920          229,863
        (Gain) loss on disposition of assets             311             (170)            (708)            (274)
                                                   ---------        ---------        ---------        ---------
                                                     190,886          172,145          559,263          494,268
                                                   ---------        ---------        ---------        ---------

          Operating income (loss)                     (2,619)          12,661           (8,718)          14,758
                                                   ---------        ---------        ---------        ---------

Other expense (income):
        Interest income                                 (100)            (272)            (522)            (968)
        Interest expense                              26,635           39,895           89,098          109,186
                                                   ---------        ---------        ---------        ---------
                                                      26,535           39,623           88,576          108,218
                                                   ---------        ---------        ---------        ---------

Loss before income tax benefit                       (29,154)         (26,962)         (97,294)         (93,460)

Income tax benefit                                    (7,720)          (7,354)         (26,238)         (26,085)
                                                   ---------        ---------        ---------        ---------

Net loss                                           $ (21,434)       $ (19,608)       $ (71,056)       $ (67,375)
                                                   =========        =========        =========        =========


  See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Nine Months Ended
                                                               September 30,
                                                           2001             2000
                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                 $ (71,056)       $ (67,375)

Adjustments to reconcile net loss
     to net cash provided by operating activities:
         Depreciation and amortization                     260,920          229,863
         Gain on disposition of assets                        (708)            (274)
         Deferred tax benefit                              (27,256)         (25,882)
         Provision for doubtful accounts                     5,495            4,686
Changes in operating assets and liabilities:
         (Increase) decrease in:
           Receivables                                     (21,369)         (20,792)
           Prepaid expenses                                (11,139)          (8,987)
           Other assets                                     (3,100)           7,524
         Increase (decrease) in:
           Trade accounts payable                            3,210           (4,992)
           Accrued expenses                                (18,279)           4,620
           Other liabilities                                   178                4
           Deferred income                                   2,426              352
                                                         ---------        ---------
         Net cash provided by operating activities         119,322          118,747
                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in notes receivable                                    --           (3,351)
Acquisition of new markets                                (272,436)        (316,298)
Capital expenditures                                       (59,958)         (58,107)
Proceeds from disposition of assets                          3,906            1,511
                                                         ---------        ---------
         Net cash used in investing activities            (328,488)        (376,245)
                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs                                             --           (1,470)
Principal payments on long-term debt                       (35,159)          (3,757)
Contribution from parent                                    48,000               --
Net borrowings under credit agreements                     130,000          261,000
                                                         ---------        ---------
         Net cash provided by financing activities         142,841          255,773
                                                         ---------        ---------

Net decrease in cash and cash equivalents                  (66,325)          (1,725)
Cash and cash equivalents at beginning of period            72,340            8,401
                                                         ---------        ---------
Cash and cash equivalents at end of period               $   6,015        $   6,676
                                                         =========        =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest                                   $  94,717        $  99,767
                                                         =========        =========
Cash paid for state and federal income taxes             $     798        $   1,717
                                                         =========        =========
Parent company stock contributed for acquisitions        $  29,000        $ 178,268
                                                         =========        =========

Noncash Financing Activity
Note payable converted to contributed capital            $ 287,500        $      --
                                                         =========        =========


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine-month and three-month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net revenues increased $41.5 million or 8.2% to $550.5 million for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase was primarily attributable to the Company's acquisitions during 2001 and 2000.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $33.8 million or 12.7% for the nine months ended September 30, 2001 as compared to the same period in 2000. This was primarily the result of additional operating expenses related to operations of acquired outdoor advertising assets.

Depreciation and amortization expense increased $32.1 million or 13.9% from $231.5 million for the nine months ended September 30, 2000 to $263.6 million for the nine months ended September 30, 2001 as a result of an increase in capitalized assets resulting from the Company's recent acquisition activity.

Due to the above factors, the Company's operating loss increased $24.0 million to an operating loss of $11.6 million for the nine months ended September 30, 2001 from operating income of $12.4 million for the nine months ended September 30, 2000.

Interest expense decreased $10.0 million from $109.2 million for the nine months ended September 30, 2000 to $99.2 million for the same period in 2001 as a result of declining interest rates during the nine months ended September 30, 2001 as compared to the same period in 2000.

Income tax benefit increased $4.2 million creating a tax benefit of $31.2 million for the nine months ended September 30, 2001 as compared to $27.0 million for the same period in 2000. The effective tax rate for the nine months ended September 30, 2001 is 28.3% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 2001 of $79.1 million, as compared to a net loss of $68.9 million for the same period in 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues for the three months ended September 30, 2001 increased $3.5 million or 1.9% to $188.3 million from $184.8 million for the same period in 2000.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, for the three months ended September 30, 2001 increased $12.4 million or 13.8% over the same period in 2000.

Depreciation and amortization expense increased $7.1 million or 8.6% from $82.3 million for three months ended September 30, 2000 to $89.4 million for the three months ended September 30, 2001.

Operating income decreased $16.5 million to an operating loss of $3.6 million for the three months ended September 30, 2001 as compared to an operating income of $12.9 million for the same period in 2000.

Interest expense decreased $9.5 million from $39.9 million for the three months ended September 30, 2000 to $30.4 million for the same period in 2001.

The Company recognized a net loss for the three months ended September 30, 2001 of $24.4 million.

The results for the three months ended September 30, 2001 were affected by the same factors as the nine months ended September 30, 2001. Reference is made to the discussion of the nine month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of debt and equity securities.

During the nine months ended September 30, 2001, the Company financed the cash portion of its acquisition activity of approximately $275 million with borrowings under the Company's bank credit facility. At September 30, 2001, following these acquisitions, the Company had $220 million available under the revolving facility and believes that this availability coupled with internally generated funds will be sufficient for the foreseeable future to satisfy all debt service obligations and to finance additional acquisition activity and current operations.

The Company's net cash provided by operating activities increased $2.5 million from $115.5 million for the nine months ended September 30, 2000 to $118.0 million for the nine months ended September 30, 2001 due primarily to an increase in noncash items of $27.0 million, which includes an increase in depreciation and amortization of $32.1 million offset by a increase in deferred tax benefit of $5.5 million. The increase in noncash items was offset by a decrease in net earnings of $10.2 million, a decrease in accrued expenses of $24.2 million and an increase in receivables of $1.1 million and an increase in prepaid expenses of $2.1 million offset by an increase in trade accounts payable of $8.2 million and in increase in deferred income of $2.1 million. Net cash used in investing activities decreased $47.5 million from $378.1 million for the nine months ended September 30, 2000 to $330.6 million for the same period in 2001. This decrease was due to a $43.6 million decrease in acquisition of outdoor advertising offset by a $51.9 million increase in capital expenditures, a $52.4 million increase in proceeds from disposition of assets, and a $53.4 million decrease in notes receivable. Net cash provided by financing activities for the nine months ended September 30, 2001 is $146.3 million primarily due to $130.0 million in net borrowings under credit agreements used to finance acquisition activity and working capital requirements during the period and $551.7 million net proceeds from issuance of common stock which includes $48.0 million related to the issuance of 1.2 million shares of Lamar Advertising Class A common stock in June 2001 offset by $35.2 million principal payments on long-term debt.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 as of July 1, 2001 had no impact on the Company's financial statements.

The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 literature. Because of the extensive effort needed to comply with adopting SFAS No. 142, the impact of adoption on the Company's financial statements has not been determined, including whether any transitional impairment losses will be required to be recognized as the effect of a change in accounting principle. As of September 30, 2001, the Company had unamortized goodwill of $1.2 billion, which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was approximately $68.1 million and $57.3 million for the nine months ended September 30, 2001 and September 30, 2000, respectively, and $23.3 million and $20.6 million for the three months ended September 30, 2001 and 2000, respectively. In accordance with the transition provisions of SFAS No. 142, effective July 1, 2001, any goodwill resulting from acquisitions closed after July 1, 2001 is currently not being amortized.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine month and three month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net revenues increased $41.5 million or 8.2% to $550.5 million for the nine months ended September 30, 2001 as compared to the same period in 2000. This increase was attributable to Lamar Media's acquisitions during 2001 and 2000 and internal growth within Lamar Media's existing markets.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $34.4 million or 13.0% for the nine months ended September 30, 2001 as compared to the same period in 2000. This was primarily the result of additional operating expenses related to operations of acquired outdoor advertising assets.

Depreciation and amortization expense increased $31.0 million or 13.5% from $229.9 million for the nine months ended September 30, 2000 to $260.9 million for the nine months ended September 30, 2001 as a result of an increase in capitalized assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, Lamar Media's operating income decreased $23.5 million to an operating loss of $8.7 million for nine months ended September 30, 2001 from operating income of $14.8 million for the same period in 2000.

Interest expense decreased $20.1 million from $109.2 million for the nine months ended September 30, 2000 to $89.1 million for the same period in 2001 as a result of declining interest rates during the nine months ended September 30, 2001 and the reduction in interest expense due to the cancellation of the $287.5 million note payable to Lamar Advertising Company in January 2001.

The effective tax rate for the nine months ended September 30, 2001 is 27.0% which is less than statutory rates due to permanent differences resulting from non-deductible amortization of goodwill.

As a result of the above factors, Lamar Media recognized a net loss for the nine months ended September 30, 2001 of $71.1 million, as compared to a net loss of $67.4 million for the same period in 2000.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net revenues increased $3.5 million or 1.9% to $188.3 million for the three months ended September 30, 2001 as compared to the same period in 2000.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $12.1 million or 13.5% for the three months ended September 30, 2001 as compared to the same period in 2000.

Depreciation and amortization expense increased $6.1 million or 7.4% from $82.4 million for the three months ended September 30, 2000 to $88.5 million for the three months ended September 30, 2001.

Due to the above factors, operating income decreased $15.3 million to an operating loss of $2.6 million for three months ended September 30, 2001 from operating income of $12.7 million for the same period in 2000.

Interest expense decreased $13.3 million from $39.9 million for the three months ended September 30, 2000 to $26.6 million for the same period in 2001.

There was an income tax benefit of $7.7 million for the three months ended September 30, 2001 as compared to an income tax benefit of $7.4 million for the same period in 2000.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended September 30, 2001 of $21.4 million, as compared to a net loss of $19.6 million for the same period in 2000.

The results for the three months ended September 30, 2001 were affected by the same factors as the nine months ended September 30, 2001. Reference is made to the discussion of the nine months results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary, Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2001.

Loans under Lamar Media's bank credit agreement bear interest at variable rates equal to the Chase Prime Rate or LIBOR plus the applicable margin. Because the Chase Prime Rate or LIBOR may increase or decrease at any time, the Company and Lamar Media are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company's and Lamar Media's net income and after tax cash flow.

At September 30, 2001, there was approximately $999 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 54.5% of the Company's and 64.6% of Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2001 with respect to borrowings under the bank credit agreement was $49.2 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the nine months ended September 30, 2001 was 6.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.5% rather than 6.5%), then the Company's and Lamar Media's September 30, 2001 interest expense would have been approximately $14.7 million higher resulting in a $9.0 million decrease in the Company's and Lamar Media's nine months ended September 30, 2001 net income and after tax cash flow.

The Company attempts to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by also issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

Item 6.           Exhibits and Reports on Form 8-K

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

3.3 Certificate of Amendment of Certificate of Incorporation of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4 Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5 Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6      Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 30, 2001 delivered by Maine Logos, L.L.C. Filed herewith.

4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated August 30, 2001 delivered by Maine Logos, L.L.C. Filed herewith.

4.3 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 30, 2001 delivered by Maine Logos, L.L.C. Filed herewith.

10.1 Joinder Agreement dated August 30, 2001 to the Lamar Media Corp. Credit Agreement dated August 13, 1999 by Maine Logos, L.L.C. Filed herewith.

(b)      Reports on Form 8-K.
         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LAMAR ADVERTISING COMPANY


DATED: November 9, 2001                  BY: /s/ Keith A. Istre
                                            --------------------------------
                                            Keith A. Istre
                                            Chief Financial and Accounting
                                            Officer, Treasurer and Director

                                            LAMAR MEDIA CORP.


                                         BY: /s/ Keith A. Istre
                                            --------------------------------
                                            Keith A. Istre
                                            Chief Financial and Accounting
                                            Officer, Treasurer and Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION
------       -----------
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

3.3      Certificate of Amendment of Certificate of Incorporation of the Lamar
         Advertising Company. Previously filed as Exhibit 3.3 to the company's
         Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File
         No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4      Certificate of Correction of Certificate of Incorporation of Lamar
         Advertising Company. Previously filed as Exhibit 3.4 to the Company's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000
         (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5      Bylaws of the Company. Previously filed as exhibit 3.3 to the Company's
         Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File
         No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6      Amended and Restated Bylaws of Lamar Media Corp. Previously filed as exhibit 3.1 to Lamar Media's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November
         12, 1999 and incorporated herein by reference.

4.1      Supplemental Indenture to the Indenture dated November 15, 1996 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 30, 2001 delivered by Maine
         Logos, L.L.C. Filed herewith.

4.2      Supplemental Indenture to the Indenture dated August 15, 1997 among
         Outdoor Communications, Inc., certain of its subsidiaries and First
         Union National Bank, as Trustee, dated August 30, 2001 delivered by
         Maine Logos, L.L.C. Filed herewith.

4.3      Supplemental Indenture to the Indenture dated September 25, 1997 among
         Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August 30, 2001 delivered by Maine
         Logos, L.L.C. Filed herewith.



10.1     Joinder Agreement dated August 30, 2001 to the Lamar Media Corp. Credit
         Agreement dated August 13, 1999 by Maine Logos, L.L.C. Filed herewith.