Form 10-Q/A
period 2001-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2001-11-26
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-Q/A

[X] Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q for the quarterly period ended September 30, 2001 for Lamar Advertising Company and Lamar Media Corp. is being filed to amend and restate Item 2 of the report. This amendment and restatement is necessary due to a financial printer error that resulted in typographical errors in the third and fourth sentences of the third paragraph appearing under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

The Company's net cash provided by operating activities increased $2.5 million from $115.5 million for the nine months ended September 30, 2000 to $118.0 million for the nine months ended September 30, 2001 due primarily to an increase in noncash items of $27.0 million, which includes an increase in depreciation and amortization of $32.1 million offset by a increase in deferred tax benefit of $5.5 million. The increase in noncash items was offset by a decrease in net earnings of $10.2 million, a decrease in accrued expenses of $24.2 million and an increase in receivables of $1.1 million and an increase in prepaid expenses of $2.1 million offset by an increase in trade accounts payable of $8.2 million and in increase in deferred income of $2.1 million. Net cash used in investing activities decreased $47.5 million from $378.1 million for the nine months ended September 30, 2000 to $330.6 million for the same period in 2001. This decrease was due to a $43.6 million decrease in acquisition of outdoor advertising offset by a $1.9 million increase in capital expenditures, a $2.4 million increase in proceeds from disposition of assets, and a $3.4 million decrease in notes receivable. Net cash provided by financing activities for the nine months ended September 30, 2001 is $146.3 million primarily due to $130.0 million in net borrowings under credit agreements used to finance acquisition activity and working capital requirements during the period and $51.7 million net proceeds from issuance of common stock which includes $48.0 million related to the issuance of 1.2 million shares of Lamar Advertising Class A common stock in June 2001 offset by $35.2 million principal payments on long-term debt.

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

                                            LAMAR ADVERTISING COMPANY


DATED: November 26, 2001                 BY: /s/ Keith A. Istre
                                            --------------------------------
                                            Keith A. Istre
                                            Chief Financial and Accounting
                                            Officer, Treasurer and Director

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