Form 10-K
period 2001-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2002-03-21
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                            LAMAR ADVERTISING COMPANY

                         Commission File Number 1-12407
                                LAMAR MEDIA CORP.
           (Exact name of registrants as specified in their charters)

           Delaware                                    72-1449411
           Delaware                                    72-1205791
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization)                             70808
5551 Corporate Blvd., Baton Rouge, LA                   (Zip Code)
(Address of principal executive offices)

       Registrants' telephone number, including area code: (225) 926-1000

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                          Name of each Exchange
Title of Each Class:                                       On Which Registered:
-------------------                                       ---------------------
      None                                                          N/A

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Class A common stock, $.001 par value

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                         Name of each Exchange
Title of Each Class:                                      On Which Registered:
-------------------                                      --------------------
9 5/8% Senior Subordinated Notes due 2006                New York Stock Exchange

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company as of March 1, 2002: $3,207,994,005

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of March 1, 2002: 83,942,257
The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of March 1, 2002: 16,611,835

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY (i) LAMAR ADVERTISING COMPANY AND
ii) LAMAR MEDIA CORP. (WHICH IS A WHOLLY-OWNED SUBSIDIARY OF LAMAR ADVERTISING COMPANY). LAMAR MEDIA CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH INSTRUCTION.

EXPLANATORY NOTE

On July 20, 1999, Lamar Advertising Company completed a corporate reorganization to create a new holding company structure. The reorganization was accomplished through a merger under section 251(g) of the Delaware General Corporation Law. At the effective time of the merger, all stockholders of Lamar Advertising Company became stockholders in a new holding company and Lamar Advertising Company became a wholly-owned subsidiary of the new holding company. The new holding company took the Lamar Advertising Company name and the old Lamar Advertising Company was renamed Lamar Media Corp. In the merger, all outstanding shares of old Lamar Advertising Company's capital stock were converted into shares of the new holding company with the same voting powers, designations, preferences and rights, and the same qualifications, restrictions and limitations, as the shares of old Lamar Advertising Company. Following the restructuring, the Class A common stock of the new holding company trades under the symbol LAMR on the Nasdaq National Market with the same CUSIP number as the old Lamar Advertising Company's Class A common stock.

In this annual report, Lamar, the Company, we, us and our refer to Lamar Advertising Company and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a particular subsidiary.

In addition, Lamar Media and Media refer to Lamar Media Corp. and its consolidated subsidiaries with respect to periods following the reorganization and to old Lamar Advertising Company with respect to periods prior to the reorganization, except where we make it clear that we are only referring to Lamar Media Corp. or a particular subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company's proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into
Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Annual Report on Form 10-K of Lamar Advertising Company and Lamar Media Corp. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company's, and Lamar Media's:

      -     expected operating results;

      -     market opportunities;

      -     acquisition opportunities;

      -     ability to compete; and

      -     stock price.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's and Lamar Media's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others: (1) risks and uncertainties relating to the Company's significant indebtedness; (2) the need for additional funds for acquisitions or operations; (3) the integration of companies that the Company acquires and the Company's ability to recognize cost savings or operating efficiencies as a result of such acquisitions; (4) the continued popularity of outdoor advertising as an advertising medium; (5) the regulation of the outdoor advertising industry; (6) the extent and length of the current economic downturn generally and the demand for advertising in particular and (7) other factors, including the risks and uncertainties described below under the caption "Factors Affecting Future Operating Results" under Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The forward-looking statements contained in this Annual Report on Form 10-K speak only as of the date of this Annual Report. Lamar Advertising Company and Lamar Media expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Annual Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1.     BUSINESS

GENERAL

Lamar is one of the largest and most experienced owners and operators of outdoor advertising structures in the United States. The Company conducts a business that has operated under the Lamar name since 1902. As of December 31, 2001, the Company operated over 144,000 outdoor advertising displays in 44 states. The Company also operates the largest logo sign business in the United States. Logo sign displays are signs located near highway exits which deliver brand name information on available gas, food, lodging and camping services. As of December 31, 2001, the Company maintained over 90,700 logo sign displays in 21 states and the province of Ontario, Canada. The Company also operates transit advertising displays on bus shelters, bus benches and buses in several markets.

BUSINESS STRATEGY

OUTDOOR ADVERTISING

The Company's overall business strategy is to be the leading provider of outdoor advertising in the markets it serves. This strategy includes the following elements:

OPERATING STRATEGY:

HIGH QUALITY LOCAL SALES AND SERVICE. Local advertising constituted approximately 82% of the Company's net revenues in 2001, which management believes is higher than the industry average. The Company attempts to identify and closely monitor the needs of its customers and seeks to provide them with quality advertising products at a lower cost than competitive media.

At December 31, 2001, the Company's 760-person sales force was supported by 147 offices. Each salesperson is compensated under a performance-based compensation system and supervised by a sales manager executing a coordinated marketing plan. Art departments assist local customers in the development and production of creative, effective advertisements.

CENTRALIZED CONTROL/DECENTRALIZED MANAGEMENT. Management believes that in most of the markets in which the Company operated at December 31, 2001, the Company is the only outdoor advertising company offering a full complement of outdoor advertising services coupled with local production facilities, management and account executives. Local offices operate in defined geographic areas and function essentially as independent business units, consistent with senior management's philosophy that a decentralized organization is more responsive to particular local market demands.

The Company maintains centralized accounting and financial control over its local operations, but local managers are responsible for the day-to-day operations in each local market and are compensated according to that market's financial performance. Each local manager reports to one of nine regional managers who in turn report to the Company's Chief Operating Officer.

GROWTH STRATEGY:

INTERNAL GROWTH. Within its existing markets, the Company's goal is to enhance revenue and cash flow growth by employing highly targeted local marketing efforts to improve display occupancy rates and by increasing advertising rates. This strategy is facilitated through its local sales and service offices, which allow management to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing structures and constructing new display faces in order to provide quality service to its current customers and to attract new advertisers.

ACQUISITIONS. Growth is enhanced by focused strategic acquisitions, resulting in increased operating efficiencies, greater geographic diversification and increased market penetration. The Company has completed over 425 acquisitions of outdoor advertising businesses since 1983. In addition to acquiring positions in new markets, the Company purchases smaller outdoor advertising properties within existing or contiguous markets. Acquisitions offer opportunities for inter-market cross-selling and the opportunity to centralize and combine accounting and administrative functions, thereby achieving economies of scale. In addition, the Company leverages its reputation for high quality local sales and service by taking advantage of opportunities to acquire high-profile bulletin displays that may become available in larger markets. Although the acquisition market is becoming more competitive, the Company believes there will be opportunities for implementing the Company's acquisition strategy given the industry's fragmentation and current consolidation trends.

During 2001, the Company increased the advertising displays it operates by approximately 10% by acquiring outdoor advertising assets, including the completion of over 100 strategic acquisitions of outdoor advertising businesses as well as isolated purchases of outdoor advertising displays. Certain of the Company's principal acquisitions since January 1, 2001 are described below:

American Outdoor Advertising, LLC and Appalachian Outdoor Advertising

On January 1, 2001, the Company purchased the assets of two outdoor advertising companies, American Outdoor Advertising, LLC and Appalachian Outdoor Advertising Co., Inc. for a total cash purchase price of approximately $31.5 million and $20.0 million, respectively.

Bowlin Outdoor Advertising and Travel Centers, Inc.

On February 1, 2001, the Company purchased all of the outstanding common stock of Bowlin Outdoor Advertising and Travel Centers, Inc. for a total purchase price of approximately $45.6 million. The purchase price consisted of approximately $16.6 million cash and the issuance of 725,000 shares of Lamar Advertising Company Class A common stock valued at $29.0 million.

DeLite Outdoor Advertising, LLC

On April 1, 2001, the Company purchased all of the outstanding common stock of DeLite Outdoor Advertising, LLC and DeLite Outdoor Advertising, Inc. for a cash purchase price of approximately $43.0 million.

PNE Media, LLC

On April 1, 2001, the Company purchased certain assets of PNE
Media, LLC for a cash purchase price of approximately $20.9 million.

Capital Outdoor, Inc.

On August 2, 2001, the Company purchased the assets of Capital Outdoor, Inc. for a cash purchase price of approximately $30.1 million.

LOGO SIGNS

The Company entered the business of logo sign advertising in 1988. The Company is now the largest provider of logo sign services in the United States, operating 21 of the 26 privatized state logo sign contracts. The Company also operates the tourism signage contracts in seven states and the province of Ontario, Canada.

The Company plans to pursue additional logo sign contracts, through both new contract awards and the acquisition of other logo sign operators. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government owned and operated programs to privately owned and operated programs. Furthermore, the Company plans to pursue additional tourist oriented directional sign programs in both the U.S. and Canada and also other motorist information signing programs as opportunities present themselves.

TRANSIT AND OTHER

In an effort to maintain market share, the Company entered into the transit advertising business through the operation of displays on bus shelters, benches and buses in 41 of its outdoor advertising markets. The Company plans to continue pursuing transit advertising opportunities that arise in its primary markets and to expand into other markets.

As of December 31, 2001, the Company operated logo sign contracts in the following states:

Colorado              Kentucky              Missouri              Ohio
Delaware              Maine                 Nebraska              Oklahoma
Florida               Michigan              Nevada                South Carolina
Georgia               Minnesota             New Jersey            Texas
Kansas                Mississippi           New Mexico            Utah
                                                                  Virginia

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

For the year ended December 31, 2001, approximately 71% of the Company's outdoor advertising net revenues were derived from bulletin sales and 29% from poster sales. The Company regularly donates unoccupied display space for use by charitable and civic organizations.

The physical structures are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See Item
2. - "Properties".

Bulletin space is generally sold as individually selected displays for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called showings, which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. Bulletin space is generally sold for 12 month periods. Poster space averages between 30 and 90 days.

PRODUCTION:
The Company's local production staffs in 137 of its markets perform the full range of activities required to create and install outdoor advertising. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new advertisers.

With the increased use of vinyl and pre-printed advertising copy furnished to the outdoor advertising company by the advertiser or its agency, outdoor advertising companies require less labor-intensive production work. In addition, increased use of vinyl and preprinted copy is also attracting more customers to the outdoor advertising medium. The Company believes this trend over time will reduce operating expenses associated with production activities.

CATEGORIES OF BUSINESS:

The following table sets forth the top ten categories of business from which the Company derived its outdoor advertising revenues for 2001 and the respective percentages of such revenue. These business categories accounted for approximately 71% of the Company's total outdoor advertising net revenues in the year ended December 31, 2001. No one advertiser accounted for more than 1.0% of the Company's total outdoor advertising net revenues in that period.

                                                      PERCENTAGE NET ADVERTISING
                       CATEGORIES                              REVENUES
                    Restaurants                                   12%
                    Retailers                                     10%
                    Automotive                                     9%
                    Hotels and Motels                              9%
                    Gaming                                         5%
                    Health Care                                    5%
                    Service                                        5%
                    Amusement - Entertainment/Sports               5%
                    Financial - Banks/Credit Unions                4%
                    Telecommunications                             4%
                    Media                                          3%
                                                                  ---
                                                                  71%
                                                                  ---

LOGO SIGNS

The Company is the largest provider of logo sign services in the United States and operates over 4,000 logo sign structures containing over 90,700 logo advertising displays. The Company has been awarded contracts to erect and operate logo signs in the states of Colorado, Delaware, Florida, Georgia, Maine, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, New Mexico, Ohio, Oklahoma, South Carolina, Texas, Utah and Virginia, and the province of Ontario, Canada, and through a 66.7% owned partnership in the state of Missouri. In addition, the Company has acquired the logo sign contracts in Kansas, Kentucky, and Nevada. The Company also operates the tourism signing contracts for the states of Colorado, Kentucky, Michigan, Nebraska, New Jersey and Ohio as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from ten to twenty years, including renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the Company. Of the Company's logo sign contracts, one is due to terminate in December 2002 and one is subject to renewal in June 2002. The Company also designs and produces logo sign plates for its customers throughout the country as well as customers in states which have not yet privatized their logo sign programs.

EMPLOYEES

The Company employed approximately 2,900 persons at December 31, 2001. Of these, approximately 108 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of these, approximately 760 were direct sales and marketing personnel.

The Company has 12 local offices covered by collective bargaining agreements, consisting of billposters and construction personnel. The Company believes that its relations with its employees, including its 106 unionized employees, are good, and the Company has never experienced a strike or other labor dispute.

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

The outdoor advertising industry is fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although some consolidation has occurred over the past few years, according to the Outdoor Advertising Association of America
(OAAA) as of December 31, 2001 there were approximately 1,100 companies in the outdoor advertising industry operating approximately 600,000 outdoor displays. In a number of its markets, the Company encounters direct competition from other major outdoor media companies, including Infinity Broadcasting Corp. (formerly Outdoor Systems, Inc.) and Clear Channel Communications, Inc. (formerly Eller Media) both of which may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

LOGO SIGNS

The Company faces competition in obtaining new logo sign contracts and in bidding for renewals of expiring contracts. The Company faces competition from three other national providers of logo signs in seeking state-awarded logo service contracts. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period.

In marketing logo signs to advertisers, the Company competes with the other forms of out-of-home advertising described above.

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the HBA) regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires, as a condition to federal highway assistance, states to restrict billboards on such highways to commercial and industrial areas, and requires certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal at the owner's expense and without compensation of any illegal signs on such highways. The Company believes that the number of its billboards that may be subject to removal as illegal is immaterial. No state in which the Company operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, the Company has been able to obtain satisfactory compensation for any of its billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards which conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called amortization, by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. The Company generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit the Company's ability to rebuild or replace nonconforming billboards. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment can be managed, no assurance can be given that existing or future laws or regulations will not materially and adversely affect the Company.

ITEM 1A.    EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                        AGE                        TITLE
----                        ---                        -----
Kevin P. Reilly, Jr.        47       Chairman, President and Chief Executive Officer

Keith A. Istre              49       Chief Financial Officer and Treasurer

Sean E. Reilly              40       Chief Operating Officer and President of the
                                     Outdoor Division

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

Keith A. Istre has been Chief Financial Officer of the Company since February 1989 and a director of the Company since February 1991. Mr. Istre joined the Company as Controller in 1978 and became Treasurer in 1995. Prior to joining the Company, Mr. Istre was employed by a public accounting firm in Baton Rouge from 1975 to 1978. Mr. Istre graduated from the University of Southwestern Louisiana in 1974 with a B.S. in Accounting.

Sean E. Reilly has been Chief Operating Officer and President of the Company's Outdoor Division since November 2001. Mr. Reilly also holds the position of Director of Mergers and Acquisitions and President of the Company's real estate division, TLC Properties, Inc. He has been a director of the Company since 1999 and serves on the Executive Committee of the Board. He began working with the Company as Vice President of Mergers and Acquisitions in 1987 and served in that capacity until 1994. He also served as a director of the Company from 1989 to 1996. Mr. Reilly was the Chief Executive Officer of Wireless One, Inc., a wireless cable television company, from 1994 to 1997 after which he rejoined the Company. Mr. Reilly received a B.A. from Harvard University in 1984 and a J.D. from Harvard Law School in 1989.

ITEM 2.     PROPERTIES

The Company's 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. The Company occupies approximately 90% of the space in this facility and leases the remaining space. The Company owns 127 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 122 operating facilities at an aggregate lease expense for 2001 of approximately $3.8 million.

The Company owns approximately 3,000 parcels of property beneath outdoor structures. As of December 31, 2001, the Company had approximately 75,100 active outdoor site leases accounting for a total annual lease expense of approximately $121.0 million. This amount represented 17% of total outdoor advertising net revenues for that period. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

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

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Since August 2, 1996, the Company's Class A common stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol LAMR. Prior to August 2, 1996, the day on which the Class A common stock was first publicly traded, there was no public market for the Class A common stock. As of March 1, 2002, the Class A common stock was held by 200 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.


                                                                HIGH               LOW
                                                                ----               ---
                  Fiscal year ended December 31, 2000:
                           First Quarter                       $70.25            $40.13
                           Second Quarter                       50.38             36.50
                           Third Quarter                        50.75             37.63
                           Fourth Quarter                       49.00             36.00

                  Fiscal year ended December 31, 2001:
                           First Quarter                       $49.38            $32.13
                           Second Quarter                       46.78             34.13
                           Third Quarter                        46.12             24.65
                           Fourth Quarter                       42.55             28.70

The Company's Class B common stock is not publicly traded and is held of record by members of the Reilly Family and the Reilly Family Limited Partnership.

The Company does not anticipate paying dividends on either class of its common stock in the foreseeable future. The Company's Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. In addition, the Company's bank credit facility and other indebtedness have terms restricting the payment of dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6.     SELECTED FINANCIAL DATA

LAMAR ADVERTISING COMPANY

The selected consolidated statement of operations and balance sheet data presented below are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included herein.

STATEMENT OF OPERATIONS DATA:
(Dollars in Thousands)

                                                                      For the Years Ended December 31,
                                                   2001             2000             1999            1998            1997
                                                   ----             ----             ----            ----            ----
Net revenues                                     $   729,050      $   687,319      $   444,135      $   288,588      $   201,062
                                                 -----------      -----------      -----------      -----------      -----------

Operating expenses:
    Direct advertising expenses                      251,483          217,465          143,090           92,849           63,390
    General and administrative expenses              151,048          138,072           94,372           60,935           45,368
    Depreciation and amortization                    355,529          318,096          177,138           88,791           48,317
    Gain on disposition of assets                       (923)            (986)          (5,481)          (1,152)             (15)
                                                 -----------      -----------      -----------      -----------      -----------
      Total operating expenses                       757,137          672,647          409,119          241,423          157,060
                                                 -----------      -----------      -----------      -----------      -----------
Operating (loss) income                              (28,087)          14,672           35,016           47,165           44,002

Other expense (income):
    Interest income                                     (640)          (1,715)          (1,421)            (762)          (1,723)
    Interest expense                                 126,861          147,607           89,619           60,008           38,230
                                                 -----------      -----------      -----------      -----------      -----------
      Total other expense                            126,221          145,892           88,198           59,246           36,507
                                                 -----------      -----------      -----------      -----------      -----------
Loss before income taxes, extraordinary item
    and cumulative effect of an accounting
    change                                          (154,308)        (131,220)         (53,182)         (12,081)           7,495
Income tax expense (benefit)                         (45,674)         (37,115)          (9,596)            (191)           4,654
                                                 -----------      -----------      -----------      -----------      -----------
Earnings (loss) before extraordinary item
    and cumulative effect of an accounting
    change                                          (108,634)         (94,105)         (43,586)         (11,890)           2,841
Extraordinary loss on debt extinguishment                 --               --             (182)              --               --
                                                 -----------      -----------      -----------      -----------      -----------

Earnings (loss) before cumulative effect
    of an accounting change                         (108,634)         (94,105)         (43,768)         (11,890)           2,841
Cumulative effect of an accounting change                 --               --             (767)              --               --
                                                 -----------      -----------      -----------      -----------      -----------
Net earnings (loss)                                 (108,634)         (94,105)         (44,535)         (11,890)           2,841
Preferred stock dividends                               (365)            (365)            (365)            (365)            (365)
                                                 -----------      -----------      -----------      -----------      -----------
Net earnings (loss) applicable to
common stock                                     $  (108,999)     $   (94,470)     $   (44,900)     $   (12,255)     $     2,476
                                                 ===========      ===========      ===========      ===========      ===========
Earnings (loss) per common share - basic
    and diluted:
Earnings (loss) before extraordinary item and
    accounting change (1)                        $     (1.11)     $     (1.04)     $     (0.64)     $     (0.24)     $      0.05
Extraordinary loss on debt extinguishment(1)              --               --               --               --               --
Cumulative effect of a change in accounting
    principle (1)                                         --               --            (0.01)              --               --
                                                 -----------      -----------      -----------      -----------      -----------
Net earnings (loss) (1)                          $     (1.11)     $     (1.04)     $     (0.65)     $     (0.24)     $      0.05
                                                 ===========      ===========      ===========      ===========      ===========

Other Data:
EBITDA (2)                                       $   326,519      $   331,782      $   206,673      $   134,804      $    92,304
EBITDA margin                                             45%              48%              47%              47%              46%

Cash flows from operating activities (3)         $   190,632      $   177,601      $   110,551      $    72,498      $    45,783
Cash flows from investing activities (3)         $  (382,471)     $  (435,595)     $  (950,650)     $  (535,217)     $  (370,228)
Cash flows from financing activities (3)         $   132,384      $   321,933      $   719,903      $   584,070      $   250,684

BALANCE SHEET DATA (4):

Cash and cash equivalents                        $    12,885      $    72,340      $     8,401      $   128,597      $     7,246
Working capital                                       21,316           67,455           40,787           94,221           18,662
Total assets                                       3,665,707        3,637,773        3,206,945        1,413,377          651,336
Total debt (including current maturities)          1,811,585        1,738,280        1,615,781          876,532          539,200
Total long-term obligations                        1,871,587        1,819,857        1,730,710          857,760          551,865
Stockholders' equity                               1,672,221        1,689,455        1,391,529          466,779           68,713


(1) After giving effect to the three-for-two split of the Company's Class A and Class B common stock effected in February 1998.
(2) "EBITDA" is defined as earnings before interest, taxes, depreciation and amortization, and gain or loss on disposition of assets. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.
(3) Cash flows from operating, investing, and financing activities are obtained from the Company's consolidated statements of cash flows prepared in accordance with accounting principles generally accepted in the United States of America.
(4)   As of the end of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including in particular, statements regarding the Company's anticipated performance in 2002. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, among others, (1) the Company's significant indebtedness; (2) the Company's need for and ability to obtain additional funding for acquisitions or operations; (3) the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions; (4) the continued popularity of outdoor advertising as an advertising medium; (5) the regulation of the outdoor advertising industry; (6) the extent and length of the current economic downturn generally and the demand for advertising in particular; and
(7) other factors, including those described below under the heading "Factors Affecting Future Operating Results", and elsewhere in this Annual Report. In addition, under SFAS No. 142, the Company will periodically test goodwill for impairment. The Company's future reported earnings will decrease to the extent it determines that such impairment exists. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

CRITICAL ACCOUNTING POLICIES

In response to the SEC's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies", the Company believes the following critical accounting policies effect its significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition - As discussed in Note 1 of the Notes to the Financial Statements, the Company recognizes revenues as advertising services are provided. Advertising revenue is recorded net of agency commissions.

Intangible Assets - The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent goodwill, site locations and customer relationships associated with the Company's acquisitions. Site locations and customer relationships are amortized using the straight-line method over their estimated lives ranging from five to fifteen years. Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. Effective January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". The effect will be to eliminate the amortization expense for goodwill. As of December 31, 2001, the Company had net unamortized goodwill of $1,138 million and the adoption of SFAS No. 142 will decrease amortization expense, for this goodwill beginning in 2002 by approximately $91 million annually.

Accounting Estimates - Management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent liabilities. The Company bases its estimates on historical experience, reasonable assumptions and where applicable, established valuation techniques. Specifically, management has made critical estimates in the following areas:

      Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company's allowance.

      Long Lived Asset Recovery - Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company's total assets. Long-lived assets, including goodwill and intangibles are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by that asset. The cash flow projections are based on historical experience, managements view of growth rates within the industry and the anticipated future economic environment. Cash flow models are also used to calculate intangible asset values from acquisition activity.

      Deferred Taxes - As of December 31, 2001, the Company has made the determination that its deferred tax assets, the primary component of which is the Company's net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities that are anticipated to reverse during the carryforward period. Accordingly, the Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company.

The Company has grown significantly during the last three years, primarily as the result of (i) internal growth in its existing outdoor advertising business,
(ii) acquisitions of outdoor advertising businesses and structures, and (iii) the expansion of the Company's logo sign business. The Company's net advertising revenues increased by $284.9 million from $444.1 million for the year ended December 31, 1999 to $729.0 million for the year ended December 31, 2001, representing a compound annual growth rate of approximately 28%. During the same period, EBITDA increased $119.8 million from $206.7 million for the year ended December 31, 1999 to $326.5 million for the year ended December 31, 2001, representing a compound annual growth rate of approximately 26%.

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

Since December 31, 2000, the Company has increased the number of outdoor advertising displays it operates by approximately 10% by completing over 100 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $331 million which included the issuance of 725,000 shares of Class A common stock valued at approximately $29 million. The Company has financed its recent acquisitions and intends to finance its acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See "Liquidity and Capital Resources" below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Growth of the Company's business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. Capitalized expenditures were $77.2 million in 1999, $78.3 million in 2000 and $85.3 million in 2001. The following table presents a breakdown of capitalized expenditures for the past three years:

                                                         in thousands
                                               ---------------------------------
                                                 1999         2000         2001
                                               -------      -------      -------
          Outdoor                              $51,724      $46,412      $53,486
          Logos                                 11,270       10,595        8,222
          Transit                                1,015        5,225        6,447
          Land and buildings                     5,850        9,824       10,115
          PP&E                                   7,327        6,248        7,050
                                               ---------------------------------
               Total capital expenditures      $77,186      $78,304      $85,320
                                               =================================

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2001, 2000 and 1999:

                                                                      Year ended December 31,
                                                               -------------------------------------
                                                                2001           2000            1999
                                                               ------         ------          ------
          Net revenues                                         100.0%         100.0%          100.0%
          Operating expenses:
             Direct advertising expenses                        34.5           31.6            32.2
             General and administrative expenses                20.7           20.1            21.2
          EBITDA (1)                                            44.8           48.3            46.5
          Depreciation and amortization                         48.9           46.3            39.9
          Operating (loss) income                               (3.9)           2.1             7.9
          Interest expense                                      17.4           21.5            20.2
          Other expense                                         17.3           21.2            19.9
          Net loss                                             (14.9)         (13.7)          (10.0)

(1) EBITDA is defined as earnings before interest, taxes, depreciation and amortization and gain or loss on disposition of assets. It represents a measure which management believes is customarily used to evaluate the financial performance of companies in the media industry. However, EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered an alternative to operating income or net earnings as an indicator of the Company's operating performance or to net cash provided by operating activities as a measure of its liquidity.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Total revenues increased $41.7 million or 6.1% to $729.1 million for the year ended December 31, 2001 from $687.3 million for the same period in 2000. This increase was predominantly attributable to (i) an increase in billboard net revenues of $43.4 million or 6.7%, (ii) a $2.7 million increase in logo sign revenue, which represents a 8.2% increase over the prior year, and (iii) offset by at $2.6 million decrease in transit revenue.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $47.0 million or 13.2% to $402.5 million for the year ended December 31, 2001 from $355.5 million for the same period in 2000. This increase is primarily due to additional operating expenses associated with acquisitions made in 2001 and 2000 and increases in personnel, sign site rent, materials and overhead.

EBITDA decreased $5.3 million or 2% to $326.5 million for the year ended December 2001 from $331.8 million for the same period in 2000.

For year 2001 same store net revenue and EBITDA declined 1.8% and 8.2% respectively over year 2000 results. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. The decline in same store net revenue and EBITDA was due primarily to adverse economic conditions in 2001. Advertisers spent less for product promotion during 2001 which resulted in fewer billboard units being sold over the previous year.

Depreciation and amortization expense increased $37.4 million or 11.8% from $318.1 million for the year ended December 31, 2000 to $355.5 million for the year ended December 31, 2001 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $42.8 million or 291.4% from $14.7 million for the year ended December 31, 2000 to a $28.1 million operating loss for the year ended December 31, 2001.

Interest expense decreased $20.7 million from $147.6 million for the year ended December 31, 2000 to $126.9 million for the year ended December 31, 2001 as a result of declining interest rates for the year ended December 31, 2001 over the same period in 2000.

The decrease in operating income offset by the decrease in interest expense described above resulted in a $23.1 million increase in loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $8.6 million for the year ended December 31, 2001 over the same period in 2000. The effective tax rate for the year ended December 31, 2001 is 29.6% which is less than the statutory rates due to permanent difference resulting from non-deductible amortization of goodwill.

As a result of the foregoing factors, the Company recognized a net loss for the year ended December 31, 2001 of $108.6 million, as compared to a net loss of $94.1 million for the same period in 2000.

The Company currently anticipates difficult economic conditions to continue for at least the first two quarters of 2002. The guidance provided by the Company for the first quarter of 2002 translates into a same store decline in net revenue and EBITDA of approximately 4% and 13% respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased $243.2 million or 54.8% to $687.3 million for the year ended December 31, 2000 from $444.1 million for the same period in 1999. This increase was predominantly attributable to (i) an increase in billboard net revenues of $234.7 million or 56.9%, which was attributable to the Company's acquisitions during 2000 and 1999 and internal growth within the Company's previously existing markets, and (ii) a $4.6 million increase in logo sign revenue, which represents a 16.5% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 2000 and 1999 and the continued expansion of the Company's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of asset, increased $118.0 million or 49.7% to $355.5 million for the year ended December 31, 2000 from $237.5 million for the same period in 1999. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to the Company's recent acquisitions and the continued development of the logo sign business.

EBITDA increased $125.1 million or 61% to $331.8 million for the year ended December 31, 2000 from $206.7 million for the same period in 1999.

For year 2000 same store net revenue and EBITDA increased 9.0% and 14.0% respectively over year 1999 results. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. This increase was primarily due to strong local advertising demand for the Company's billboard inventory.

Depreciation and amortization expense increased $141.0 million or 79.6% from $177.1 million for the year ended December 31, 1999 to $318.1 million for the year ended December 31, 2000 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $20.3 million or 58.0% from $35.0 million for the year ended December 31, 1999 to $14.7 million for the year ended December 31, 2000.

Interest expense increased $58.0 million from $89.6 million for the year ended December 31, 1999 to $147.6 million for the year ended December 31, 2000 as a result of an entire year of interest expense related to the Company's 5 1/4% Convertible Notes due 2006 issued in August 1999, greater amounts outstanding under the bank credit agreement to finance recent acquisitions and an increase in interest rates during the period.

The decrease in operating income and the increase in interest expense described above resulted in a $78.0 million increase in loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $27.5 million for the year ended December 31, 2000 over the same period in 1999.

As a result of the foregoing factors, the Company recognized a net loss for the year ended December 31, 2000 of $94.1 million, as compared to a net loss of $44.5 million for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company's acquisitions have been financed primarily with funds borrowed under its bank credit facility and issuance of its Class A common stock and debt securities.

The Company's net cash provided by operating activities increased to $190.6 million in fiscal 2001 due primarily to an increase in noncash items of $29.9 million, which includes an increase in depreciation and amortization of $37.4 million offset by a increase in deferred tax benefit of $9.4 million and an increase in the provision for doubtful accounts of $1.8 million as a result of an increase in bad debt expense of the same amount. There was also an increase in net loss of $14.5 million, a decrease in receivables of $3.8 million which represents a 4% increase while actual net revenues increased $41.7 million or 6% as compared to the prior period. In addition, there was a decrease in other assets of $1.9 million, an increase in trade accounts payable of $1.7 million, a decrease in accrued expenses of $10.5 million primarily due to the $5.0 million reduction in bonuses paid to management in 2001, and an increase in deferred income of $0.8 million. Net cash used in investing activities decreased $53.1 million from $435.6 million in 2000 to $382.5 million in 2001 primarily due to the decrease in merger and acquisition activity by the Company in the second half of 2001 that was caused by the worsening economy and the September 11 attacks. There was also a $7.0 million increase in capital expenditures, offset by an increase in proceeds from the sale of property and equipment of $2.1 million. Net cash provided by financing activities decreased $189.5 million in fiscal 2001 due to a $144.7 million decrease in proceeds from issuance of Class A common stock offset by a $16 million increase in borrowings from credit agreements. There was also a $61.7 million increase in principal payments of long-term debt due primarily to the principal payments required under the Company's bank credit agreement.

During the year ended December 31, 2001, the Company financed its acquisition activity of approximately $331.1 million with approximately $56.0 million remaining from the Company's equity offering in November 2000, borrowings under the Company's bank credit agreement and the issuance of approximately 725,000 shares of Class A common stock. The first principal payments of approximately $61.5 million under the Company's bank credit agreement became due during the second half of 2001. Amortization of principal continues in 2002 and until 2006 when the facility is fully repaid. At December 31, 2001, the Company had $210 million available under the revolving bank credit facility. Subsequent to year end, on January 11, 2002 the Company activated $200 million in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the balance of the revolving bank credit facility balance by $160 million and approximately $10 million was used for operations resulting in excess cash on hand of $30 million. Also on January 30, 2002, JPMorgan Chase issued a standby letter of credit of approximately $3.2 million to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving credit facility. After these transactions, availability under the revolving bank credit facility was approximately $347 million.

In the future the Company has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:


                                                                     Payments Due by Period
                                                                         (in millions)
                                                         -----------------------------------------
                                         Balance at          Less
          Contractual                   December 31,        than 1          1 - 3         4 - 5         After 5
          Obligations                       2001             Year           Years         Years          Years
--------------------------------     -----------------   ------------    ----------    -----------    -----------
Long-Term Debt                         $  1,811.6             66.6          283.9           888.4          572.7
Billboard site and building leases          744.7             98.7          166.2           124.9          354.9
                                       ----------            -----          -----         -------          -----
Total Payments due                     $  2,556.3            165.3          450.1         1,013.3          927.6
                                       ==========            =====          =====         =======          =====

                                                                   Amount of Commitment
                                                                   Expiration Per Period
                                                         -----------------------------------------
                                       Total Amount
             Other                     Committed at          Less
          Commercial                   December 31,         than 1          1 - 3         4 - 5         After 5
          Commitments                      2001              Year           Years         Years          Years
--------------------------------     -----------------   ------------    ----------    -----------    -----------
Revolving Bank Facility (1)            $    350.0             35.0          140.0           175.0             --
                                       ==========            =====          =====         =======          =====

Standby Letters of Credit              $       .3               .3             --              --             --
                                       ==========            =====          =====         =======          =====

(1) The Company had $140 million outstanding at December 31, 2001.

The publicly issued Senior Subordinated 1996 and 1997 Notes are redeemable at the Company's option at any time on or after December 31, 2001 and September 15, 2002, respectively, at redemption prices specified by the indentures, and are required to be repurchased earlier in the event of a change of control of the Company. The indentures covering the 1996 and 1997 Notes include certain restrictive covenants which limit the Company's ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

The Company is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with certain tests, the payments as exhibited in the above table may be accelerated. At December 31, 2001 and currently the Company is in compliance with all such tests.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2002. All debt obligations are on the Company's balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS No. 141 as of July 1, 2001 had no impact on the Company's financial statements.

The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full was not amortized but continues to be evaluated for impairment in accordance with the appropriate pre-Statement 142 literature. As of December 31, 2001, the Company had unamortized goodwill of approximately $1.1 billion which will be subject to the transition provisions of SFAS No. 142. In accordance with the transitional provisions of SFAS No. 142 effective July 1, 2001 any goodwill resulting from acquisitions closed after July 1, 2001 was not amortized.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

LAMAR MEDIA CORP.

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

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2001, 2000 and 1999. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Total revenues increased $41.7 million or 6.1% to $729.0 million for the year ended December 31, 2001 from $687.3 million for the same period in 2000. This increase was predominantly attributable to (i) an increase in billboard net revenues of $43.4 million or 6.7%, which was generated by acquisitions during 2001 and 2000, and (ii) a $2.7 million increase in logo sign revenue, which represents a 8.2% increase over the prior year, and (iii) offset by at $2.6 million decrease in transit revenue.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $47.5 million or 13.4% to $402.3 million for the year ended December 31, 2001 from $354.8 million for the same period in 2000. This increase is primarily due to additional operating expenses associated with acquisitions made in 2001 and 2000 and increases in personnel, sign site rent, materials and overhead.

EBITDA decreased $5.8 million or 2% to $326.8 million for the year ended December 2001 from $332.6 million for the same period in 2000.

For year 2001 same store net revenue and EBITDA declined 1.8% and 8.2% respectively over year 2000 results. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. The decline in same store net revenue and EBITDA was due primarily to adverse economic conditions in 2001. Advertisers spent less for product promotion during 2001 which resulted in fewer billboard units being sold over the previous year.

Depreciation and amortization expense increased $36.3 million or 11.5% from $315.5 million for the year ended December 31, 2000 to $351.8 million for the year ended December 31, 2001 as a result of an increase in capital assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $42.1 million or 232.6% from $18.1 million for the year ended December 31, 2000 to a $24.0 million operating loss for the year ended December 31, 2001.

Interest expense decreased $34.6 million from $147.6 million for the year ended December 31, 2000 to $113.0 million for the year ended December 31, 2001 as a result of declining interest rates for the twelve months ending December 31, 2001 over the same period in 2000.

The decrease in operating income offset by the decrease in interest expense described above resulted in a $8.6 million increase in loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $3.0 million for the year ended December 31, 2001 over the same period in 2000. The effective tax rate for the year ended December 31, 2001 is 28.4% which is less than the statutory rates due to the permanent differences resulting from nondeductible amortization of goodwill.

As a result of the foregoing factors, Lamar Media recognized a net loss for the year ended December 31, 2001 of $97.6 million, as compared to a net loss of $91.9 million for the same period in 2000.

The Company currently anticipates difficult economic conditions to continue for at least the first two quarters of 2002. The guidance provided by the Company for the first quarter of 2002 translates into a same store decline in net revenue and EBITDA of approximately 4% and 13% respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Total revenues increased $243.2 million or 54.8% to $687.3 million for the year ended December 31, 2000 from $444.1 million for the same period in 1999. This increase was predominantly attributable to (i) an increase in billboard net revenues of $234.7 million or 56.9%, which was attributable to Lamar Media's acquisitions during 2000 and 1999 and internal growth within Lamar Media's previously existing markets, and (ii) a $4.6 million increase in logo sign revenue, which represents a 16.5% increase over the prior year. The increase in logo sign revenue was due to the completion of development of the new logo sign contracts awarded in 2000 and 1999 and the continued expansion of Lamar Media's existing logo sign contracts.

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $117.4 million or 49.5% to $354.8 million for the year ended December 31, 2000 from $237.4 million for the same period in 1999. This increase was the result of (i) an increase in personnel costs, sign site rent and other costs related to the increase in revenue and (ii) additional operating expenses related to Lamar Media's recent acquisitions and the continued development of the logo sign business.

EBITDA increased $125.8 million or 61% to $332.6 million for the year ended December 31, 2000 from $206.8 million for the same period in 1999.

For year 2000 same store net revenue and EBITDA increased 9.0% and 14.0% respectively over year 1999 results. Same store is defined by the Company as outdoor markets owned and operated for twelve months or longer. This increase was primarily due to strong local advertising demand for the Company's billboard inventory.

Depreciation and amortization expense increased $139.3 million or 79.0% from $176.2 million for the year ended December 31, 1999 to $315.5 million for the year ended December 31, 2000 as a result of an increase in capital assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $17.9 million or 49.7% from $36.0 million for the year ended December 31, 1999 to $18.1 million for the year ended December 31, 2000.

Interest expense increased $58.0 million from $89.6 million for the year ended December 31, 1999 to $147.6 million for the year ended December 31, 2000 as a result of interest expense on Lamar Media's obligation to Lamar Advertising Company and greater amounts outstanding under the new bank credit agreement to finance recent acquisitions.

The decrease in operating income and the increase in interest expense described above resulted in a $75.6 million increase in loss before income taxes, extraordinary item and cumulative effect of a change in accounting principle.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $26.6 million for the year ended December 31, 2000 over the same period in 1999.

As a result of the foregoing factors, Lamar Media recognized a net loss for the year ended December 31, 2000 of $91.9 million, as compared to a net loss of $43.9 million for the same period in 1999.

FACTORS AFFECTING FUTURE OPERATING RESULTS

BECAUSE THE COMPANY HAS SIGNIFICANT FIXED PAYMENTS ON IT'S DEBT, IT MAY LACK SUFFICIENT CASH FLOW TO OPERATE ITS BUSINESS AS IT HAS IN THE PAST AND MAY NEED TO BORROW MONEY IN THE FUTURE TO MAKE THESE PAYMENTS AND OPERATE ITS BUSINESS.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 2001, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding. At December 31, 2001, Lamar Media had approximately $1.5 billion of debt outstanding consisting of approximately $979 million in bank debt, $538 million in various series of senior subordinated notes and $7 million in various other short-term and long-term debt.

A large part of the Company's cash flow from operations must be used to make principal and interest payments on its debt. If the Company's operations make less money in the future, it may need to borrow to make these payments. In addition, the Company finances most of its acquisitions through borrowings under Lamar Media's bank credit facility which as of December 31, 2001 had a total committed amount of $1.19 billion in term, incremental and revolving credit loans. As of December 31, 2001, the Company had approximately $210 million available to borrow under this credit facility. Since its borrowing capacity under its credit facility is limited, the Company may not be able to continue to finance future acquisitions at its historical rate with borrowings under its credit facility. The Company may need to borrow additional amounts or seek other sources of financing to fund future acquisitions. The Company cannot guarantee that such additional financing will be available on favorable terms. The Company may need the consent of the banks under its credit facility, or the holders of other indebtedness, to borrow additional money.

RESTRICTIONS IN THE COMPANY'S, AND ITS WHOLLY-OWNED, DIRECT SUBSIDIARY, LAMAR MEDIA'S DEBT AGREEMENTS REDUCE OPERATING FLEXIBILITY AND CONTAIN COVENANTS AND RESTRICTIONS THAT CREATE THE POTENTIAL FOR DEFAULTS.

The terms of the indenture relating to Lamar Advertising's outstanding notes, Lamar Media's bank credit facility and the indentures relating to Lamar Media's outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

      -     dispose of assets;
      -     incur or repay debt;
      -     create liens;
      -     make investments; and
      -     pay dividends.

Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media's bank credit facility the Company must maintain specified financial ratios and levels including:

      -     interest coverage;
      -     fixed charges ratios;
      -     senior debt ratios; and
      -     total debt ratios.

If Lamar Advertising fails to comply with these tests, the lenders have the right to cause all amounts outstanding under the bank credit facility to become immediately due. If this were to occur, and the lenders decide to exercise their right to accelerate the indebtedness, it would create serious financial problems for the Company. The Company's ability to comply with these restrictions, and any similar restrictions in future agreements, depends on its operating performance. Because its performance is subject to prevailing economic, financial and business conditions and other factors that are beyond the Company's control, it may be unable to comply with these restrictions in the future.

THE COMPANY'S BUSINESS COULD BE HURT BY CHANGES IN ECONOMIC AND ADVERTISING TRENDS.

The Company sells advertising space to generate revenues. A decrease in demand for advertising space could adversely affect the Company's business. General economic conditions and trends in the advertising industry affect the amount of advertising space purchased. A reduction in money spent on its displays could result from:

      -     a general decline in economic conditions;
      - a decline in economic conditions in particular markets where the Company conducts business;
      - a reallocation of advertising expenditures to other available media by significant users of the Company's displays; or
      -     a decline in the amount spent on advertising in general.

THE COMPANY'S OPERATIONS ARE IMPACTED BY THE REGULATION OF OUTDOOR ADVERTISING.

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

Local laws which mandate removal of billboards at a future date often do not provide for payment to the owner for the loss of structures that are required to be removed. Some federal and state laws require payment of compensation in such circumstances. Local laws that require the removal of a billboard without compensation have been challenged in state and federal courts with conflicting results. Accordingly, the Company may not be successful in negotiating acceptable arrangements when the Company's displays have been subject to removal under these types of local laws.


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

THE COMPANY'S CONTINUED GROWTH BY ACQUISITIONS MAY BECOME MORE DIFFICULT AND INVOLVES COSTS AND UNCERTAINTIES.

The Company has substantially increased its inventory of advertising displays through acquisitions. The Company's operating strategy involves making purchases in markets where it currently competes as well as in new markets. However, the following factors may affect the Company's ability to continue to pursue this strategy effectively.

      - The outdoor advertising market has been consolidating, and this may adversely affect the Company's ability to find suitable candidates for purchase.

      - The Company is also likely to face increased competition from other outdoor advertising companies for the companies or assets it wishes to purchase. Increased competition may lead to higher prices for outdoor advertising companies and assets and decrease those it is able to purchase.

      - The Company does not know if it will have sufficient capital resources to make purchases, obtain any required consents from the Company's lenders, or find acquisition opportunities with acceptable terms.

      - The Company must integrate newly acquired assets into its existing operations. From January 1, 2001 to December 31, 2001, the Company completed over 100 transactions involving the purchase of complementary outdoor advertising assets. The process of integrating these acquisitions may result in unforeseen difficulties and could require significant time and attention from Lamar's management that would otherwise be directed at developing its existing business. Further, Lamar cannot be certain that the benefits and cost savings that it anticipates from these purchases will develop.

THE COMPANY FACES COMPETITION FROM LARGER AND MORE DIVERSIFIED OUTDOOR ADVERTISERS AND OTHER FORMS OF ADVERTISING THAT COULD HURT ITS PERFORMANCE.

The Company cannot be sure that in the future it will compete successfully against the current and future forms of outdoor advertising and other media. The competitive pressure that it faces could adversely affect its profitability or financial performance. Although Lamar Advertising is the largest company focusing exclusively on outdoor advertising, it faces competition from larger companies with more diversified operations that also include radio and other broadcast media. The Company also faces competition from other forms of media, including television, radio, newspapers and direct mail advertising. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

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

IF THE COMPANY'S CONTINGENCY PLANS RELATING TO HURRICANES FAIL, THE RESULTING LOSSES COULD HURT THE COMPANY'S BUSINESS.

Although the Company has developed contingency plans designed to deal with the threat posed to advertising structures by hurricanes, it cannot guarantee that these plans will work. If these plans fail, significant losses could result.

A significant portion of its structures is located in the Mid-Atlantic and Gulf Coast regions of the United States. These areas are highly susceptible to hurricanes during the late summer and early fall. In the past, the Company has incurred significant losses due to severe storms. These losses resulted from structural damage, overtime compensation, loss of billboards that could not be replaced under applicable laws and reduced occupancy because billboards were out of service.

The Company has determined that it is not economical to obtain insurance against losses from hurricanes and other storms. Instead, the Company has developed contingency plans to deal with the threat of hurricanes. For example, the Company attempts to remove the advertising faces on billboards at the onset of a storm, when possible, which permits the structures to better withstand high winds during a storm. The Company then replaces these advertising faces after the storm has passed. However, these plans may not be effective in the future and, if they are not, significant losses may result.

THE COMPANY'S LOGO SIGN CONTRACTS ARE SUBJECT TO STATE AWARD AND RENEWAL.

A portion of the Company's revenues and operating income come from its state-awarded service contracts for logo signs. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated programs. The Company competes with other parties for new state-awarded service contracts for logo signs. Even when it is awarded such a contract, the award may be challenged under state contract bidding requirements. If an award is challenged, the Company may incur delays and litigation costs.

Generally, state-awarded logo sign contracts have a term, including renewal options, of ten to twenty years. Some states have the right to terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. Typically, at the end of the term of the contract, ownership of the structures is transferred to the state without compensation to the logo sign provider. Of the Company's 21 logo sign contracts in place at December 31, 2001, one remains subject to renewal in June 2002 and one is scheduled to terminate in December 2002. There is no guarantee that the Company will be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. The Company cannot guarantee that it will continue to have access to the capital necessary to finance those costs.

THE COMPANY'S OPERATIONS COULD BE AFFECTED BY THE LOSS OF KEY EXECUTIVES.

The Company's success depends to a significant extent upon the continued services of its executive officers and other key management and sales personnel. Although the Company has designed it's incentive and compensation programs to retain key employees, the Company has no employment contracts with any employees and none of the executive officers have signed non-compete agreements. The Company does not maintain key man insurance on its executives. If any of the Company's executive officers or other key management and sales personnel stopped working with the Company in the future, it could have an adverse effect on its business.

INFLATION

In the last three years, inflation has not had a significant impact on the Company.

SEASONALITY

The Company's revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its strongest financial performance in the summer and fall and its lowest in the first quarter of the calendar year. The Company expects this trend to continue in the future. Because a significant portion of the Company's expenses is fixed, a reduction in revenues in any quarter is likely to result in a period to period decline in operating performance and net earnings.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary Lamar Media Corp. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2001, and should be read in conjunction with Note 8 of the Notes to the Company's Consolidated Financial Statements.

Loans under Lamar Media Corp.'s bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company's net income and after tax cash flow.

At December 31, 2001, there was approximately $979 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 56.1% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2001 with respect to borrowings under the bank credit agreement was $61.0 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2001 was 6.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.5% rather than 6.5%), then the Company's 2001 interest expense would have been approximately $19.7 million higher resulting in a $12.0 million increase in the Company's 2001 net loss and decrease in the Company's after tax cash flow.

The Company has mitigated the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8.     FINANCIAL STATEMENTS (FOLLOWING ON NEXT PAGE)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES

Independent Auditors' Report................................................    23

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...............    24

Consolidated Statements of Operations for the years ended December 31,
      2001, 2000 and 1999...................................................    25

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2001, 2000 and 1999.......................................    26

Consolidated Statements of Cash Flows for the years ended December 31,
      2001, 2000 and 1999...................................................    27

Notes to Consolidated Financial Statements..................................    28 - 43

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements, the Company changed its method of accounting for the costs of start-up activities in 1999.

As discussed in Note 17 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

New Orleans, Louisiana
February 8, 2002

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                 (In thousands, except share and per share data)

     ASSETS                                                                                2001               2000
     ------                                                                                ----               ----
Current assets:
     Cash and cash equivalents                                                           $    12,885      $    72,340
     Receivables, net                                                                         95,135           91,674
     Prepaid expenses                                                                         27,176           23,164
     Other current assets                                                                      8,019            8,738
                                                                                         -----------      -----------
       Total current assets                                                                  143,215          195,916
                                                                                         -----------      -----------

Property, plant and equipment(note 4)                                                      1,777,399        1,630,866
     Less accumulated depreciation and amortization                                         (451,686)        (335,991)
                                                                                         -----------      -----------
       Net property plant and equipment                                                    1,325,713        1,294,875
                                                                                         -----------      -----------

Intangible assets(note 5)                                                                  2,179,475        2,129,733
Other assets - non-current                                                                    17,304           17,249
                                                                                         -----------      -----------

        Total assets                                                                     $ 3,665,707      $ 3,637,773
                                                                                         ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                              $    10,048      $     9,918
     Current maturities of long-term debt(note 8)                                             66,559           66,814
     Accrued expenses(note 7)                                                                 33,674           40,724
     Deferred income                                                                          11,618           11,005
                                                                                         -----------      -----------
        Total current liabilities                                                            121,899          128,461


Long-term debt(note 8)                                                                     1,745,026        1,671,466
Deferred income taxes(note 9)                                                                118,837          140,452
Other liabilities                                                                              7,724            7,939
                                                                                         -----------      -----------

        Total liabilities                                                                  1,993,486        1,948,318
                                                                                         -----------      -----------
Stockholders' equity(note 11):
     Series AA preferred stock, par value $.001, $63.80 cumulative dividends,
       authorized 5,720 shares; 5,719 shares issued and outstanding at 2001 and 2000              --               --
     Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000
        shares authorized, 0 shares  issued and outstanding at 2001 and 2000                      --               --
     Class A common stock, par value $.001, 175,000,000 shares authorized,
        82,899,800 and 80,101,793 shares issued and outstanding at 2001 and 2000,
        respectively                                                                              83               80
     Class B common stock, par value $.001, 37,500,000 shares authorized,
        16,611,835 and 17,000,000 shares issued and outstanding at 2001 and 2000,
        respectively                                                                              17               17
     Additional paid-in capital                                                            1,963,065        1,871,303
     Accumulated deficit                                                                    (290,944)        (181,945)
                                                                                         -----------      -----------
        Stockholders' equity                                                               1,672,221        1,689,455
                                                                                         -----------      -----------

        Total liabilities and stockholders' equity                                       $ 3,665,707      $ 3,637,773
                                                                                         ===========      ===========

        See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (In thousands, except share and per share data)

                                                                                     2001               2000           1999
                                                                                     ----               ----           ----
Net revenues:                                                                   $    729,050     $    687,319     $    444,135
                                                                                ------------     ------------     ------------

Operating expenses:
      Direct advertising expenses                                                    251,483          217,465          143,090
      General and administrative expenses                                            151,048          138,072           94,372
      Depreciation and amortization                                                  355,529          318,096          177,138
      Gain on disposition of assets                                                     (923)            (986)          (5,481)
                                                                                ------------     ------------     ------------
                                                                                     757,137          672,647          409,119
                                                                                ------------     ------------     ------------

      Operating (loss) income                                                        (28,087)          14,672           35,016

Other expense (income):
      Interest income                                                                   (640)          (1,715)          (1,421)
      Interest expense                                                               126,861          147,607           89,619
                                                                                ------------     ------------     ------------
                                                                                     126,221          145,892           88,198
                                                                                ------------     ------------     ------------
Loss before income taxes, extraordinary item and cumulative effect
      of a change in accounting principle                                           (154,308)        (131,220)         (53,182)

Income tax benefit (note 9)                                                          (45,674)         (37,115)          (9,596)
                                                                                ------------     ------------     ------------

Loss before extraordinary item and cumulative effect of a change in
      accounting principle                                                          (108,634)         (94,105)         (43,586)

Extraordinary loss on debt extinguishment, net of income tax benefit of $117              --               --             (182)
                                                                                ------------     ------------     ------------

Loss before cumulative effect of a change in accounting principle                   (108,634)         (94,105)         (43,768)

Cumulative effect of a change in accounting principle                                     --               --             (767)
                                                                                ------------     ------------     ------------

Net loss                                                                            (108,634)         (94,105)         (44,535)
Preferred stock dividends                                                               (365)            (365)            (365)
                                                                                ------------     ------------     ------------

Net loss applicable to common stock                                             $   (108,999)    $    (94,470)    $    (44,900)
                                                                                ============     ============     ============

Loss per common share - basic and diluted:
      Loss before extraordinary item and accounting change                      $      (1.11)    $      (1.04)    $       (.64)
      Extraordinary loss on debt extinguishment                                           --               --               --
      Cumulative effect of a change in accounting principle                               --               --             (.01)
                                                                                ------------     ------------     ------------
          Net loss per common share                                             $      (1.11)    $      (1.04)    $       (.65)
                                                                                ============     ============     ============

      Weighted average common shares outstanding                                  98,566,949       91,164,884       69,115,764
      Incremental common shares from dilutive stock options                               --               --               --
      Incremental common shares from convertible debt                                     --               --               --
                                                                                ------------     ------------     ------------
      Weighted average common shares assuming dilution                            98,566,949       91,164,884       69,115,764
                                                                                ============     ============     ============

          See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (In thousands, except per share data)


                                         SERIES                                                ADDI-
                                           AA           CLASS A      CLASS A       CLASS B     TIONAL       ACCUM-
                                        PREFERRED      PREFERRED      COMMON       COMMON      PAID-IN      ULATED
                                          STOCK          STOCK        STOCK         STOCK      CAPITAL      DEFICIT        TOTAL
                                          -----          -----        -----         -----      -------      -------        -----
Balance, December 31, 1998          $          --         3,649           43           18      505,644      (42,575)       466,779

  Issuance of 26,407,650 shares
    of common stock                            --            --           26           --      954,946           --        954,972
  Exercise of stock options                    --            --            1           --       14,677           --         14,678
  Conversion of 250,000 shares of
     Class B  common stock
     to Class A common stock                   --            --            1           (1)          --          --              --
  Conversion of Class A
    preferred stock into
     Series AA preferred stock                 --        (3,649)          --           --        3,649           --             --
  Net loss                                     --            --           --           --           --      (44,535)       (44,535)
  Dividends ($63.80 per
    preferred share)                           --            --           --           --           --         (365)          (365)
                                     ------------    ----------    ---------   ----------    ---------    ---------     ----------

Balance, December 31, 1999          $          --            --           71           17    1,478,916      (87,475)     1,391,529

  Issuance of 4,238,416 shares of
     common stock in acquisitions              --            --            4           --      185,599            --       185,603
  Exercise of stock options                    --            --           --           --        7,471            --         7,471
  Conversion of 449,997 shares of
     Class B  common stock to
     Class A common stock                      --            --           --           --           --            --            --
  Issuance of 37,510 shares of
     common stock through employee
     purchase plan                             --            --           --           --        1,261            --         1,261
  Issuance of 4,500,000 shares of
     common stock for cash                     --            --            5           --      198,056          --         198,061
  Net loss                                     --            --           --           --           --      (94,105)       (94,105)
  Dividends ($63.80 per preferred
     share)                                    --            --           --           --           --         (365)          (365)
                                     ------------    ----------    ---------   ----------    ---------    ---------     ----------

Balance, December 31, 2000          $          --            --           80           17    1,871,303     (181,945)     1,689,455

  Issuance of 725,000 shares of
    common stock in acquisitions               --            --            1           --       28,999           --         29,000
  Exercise of stock options                    --            --            1           --       12,941           --         12,942
  Conversion of 388,165 shares of
    Class B  common stock to
    stock to Class A common stock              --            --           --           --           --           --             --
  Issuance of 59,599 shares of
     common stock through employee
     purchase plan                             --            --           --           --        1,823           --          1,823
  Issuance of 1,200,000 shares
    of common stock for cash                   --            --            1           --       47,999           --         48,000
  Net loss                                     --            --           --           --           --     (108,634)      (108,634)
  Dividends ($63.80 per
     preferred share)                          --            --           --           --           --         (365)          (365)
                                     ------------    ----------    ---------   ----------    ---------    ---------     ----------

Balance, December 31, 2001          $          --            --           83           17    1,963,065     (290,944)     1,672,221
                                     ============   ===========    =========   ==========    =========    =========     ==========

          See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)


                                                                                 2001               2000                1999
                                                                              -----------        -----------         ----------
    Cash flows from operating activities:
        Net loss                                                            $    (108,634)     $     (94,105)      $    (44,535)
        Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                           355,529            318,096            177,138
          Gain on disposition of assets                                              (923)              (986)            (5,481)
          Cumulative effect of accounting change                                       --                 --                767
          Deferred tax benefit                                                    (46,387)           (36,974)           (13,579)
          Provision for doubtful accounts                                           7,794              5,991              4,065
        Changes in operating assets and liabilities:
          (Increase) decrease in:
                Receivables                                                        (9,413)           (13,232)           (19,091)
                Prepaid expenses                                                   (1,321)            (1,371)               782
                Other assets                                                        2,192                349             (4,337)
          Increase (decrease) in:
                Trade accounts payable                                                131             (1,574)             3,438
                Accrued expenses                                                   (8,287)             2,175             18,597
                Deferred income                                                      (173)              (964)            (7,184)
                Other liabilities                                                     124                196                (29)
                                                                              -----------        -----------         ----------
                     Net cash provided by operating activities                    190,632            177,601            110,551
                                                                              -----------        -----------         ----------
    Cash flows from investing activities:
        Capital expenditures                                                      (85,320)           (78,304)           (77,186)
        Purchase of new markets                                                  (302,067)          (360,118)          (881,067)
        Proceeds from sale of property and equipment                                4,916              2,827              7,603
                                                                              -----------        -----------         ----------
                     Net cash used in investing activities                       (382,471)          (435,595)          (950,650)
                                                                              -----------        -----------         ----------
    Cash flows from financing activities:
        Net proceeds from issuance of common stock                                 60,368            205,098              7,418
        Proceeds from issuance of long-term debt                                       --                 --            279,594
        Principle payments on long-term debt                                      (67,046)            (5,330)           (79,667)
        Debt issuance costs                                                          (573)            (1,470)           (13,077)
        Net borrowing under credit agreements                                     140,000            124,000            526,000
        Dividends                                                                    (365)              (365)              (365)
                                                                              -----------        -----------         ----------
                     Net cash provided by financing activities                    132,384            321,933            719,903
                                                                              -----------        -----------         ----------

                     Net (decrease) increase in cash and cash equivalents         (59,455)            63,939           (120,196)

        Cash and cash equivalents at beginning of period                           72,340              8,401            128,597
                                                                              -----------        -----------         ----------

        Cash and cash equivalents at end of period                          $      12,885      $      72,340      $       8,401
                                                                              ===========       ============        ===========
    Supplemental disclosures of cash flow information:
        Cash paid for interest                                              $     128,434      $     147,875      $      83,837
                                                                              ===========       ============        ===========

        Cash paid for state and federal income taxes                        $       1,189      $       1,936      $       6,919
                                                                              ===========       ============        ===========

          See accompanying notes to consolidated financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

        (a) Nature of Business

            Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating over 144,000 outdoor advertising displays in 44 states. The Company's operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

            In addition, the Company operates a logo sign business in 21 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts.

        (b) Principles of Consolidation

            The accompanying consolidated financial statements include Lamar Advertising Company, its wholly-owned subsidiary, Lamar Media Corp. (Lamar Media), and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

        (c) Property, Plant and Equipment

            Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

        (d) Intangible Assets

            Intangible assets, consisting primarily of goodwill, site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years.

            Debt issuance costs are deferred and amortized over the terms of the related credit facilities using the interest method.

        (e) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

            The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

            The Company assesses the recoverability of enterprise level goodwill by determining whether the unamortized goodwill balance can be recovered through undiscounted future results of the Company's operations. The amount of enterprise-level goodwill impairment, if any, is measured based on projected discounted future results using a discount rate reflecting the Company's average cost of funds.

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

        (i) Earnings Per Share

            Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,834,065 and 6,807,708 and 3,017,724 for the years ended December 31, 2001, 2000 and 1999, respectively.

        (j) Stock Option Plan

            The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

        (k) Cash and Cash Equivalents

            The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

        (l) Reclassification of Prior Year Amounts

            Certain amounts in the prior years' consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.

        (m) Use of Estimates

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Acquisitions

YEAR ENDED DECEMBER 31, 1999

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

On September 15, 1999, Lamar Media Corp. purchased the capital stock of Chancellor Media Outdoor Corporation and Chancellor Media Whiteco Outdoor Corporation, (Chancellor Outdoor) for a combination of approximately $703,000 in cash and 26,227,273 shares of Class A common stock valued at approximately $947,000. The stock purchase agreement also contains a post-closing adjustment in the event that the net working capital of Chancellor Outdoor as shown on the closing balance sheet is greater or less than $12,000. As of December 31, 1999, the working capital adjustment to be paid by the Company is $15,750, and is included in accrued expenses in the accompanying balance sheet.

During the year ended December 31, 1999, the Company completed 72 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $93,873 and the issuance of 180,377 shares of Class A common stock valued at approximately $7,981.

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


                                                   PROPERTY,                                                              LONG-
                                  CURRENT           PLANT &                           OTHER             CURRENT           TERM
                                   ASSETS            EQUIP          GOODWILL        INTANGIBLES        LIABILITIES     LIABILITIES
                                  --------         ---------        --------        -----------        -----------     -----------
American Displays                 $     87              899           10,532             3,277              284               --
KJS, LLC                                20            9,468           30,543             4,489            2,079            1,921
Frank Hardie                           187            6,582           10,464             3,630              525               --
Vivid, Inc.                            357            9,706            8,526             4,085              593               --
Chancellor                          39,242          645,151          298,486           779,944            6,014          106,102
Other                                  310           22,411           74,976             8,678            1,301            3,218
                                  --------          -------          -------          --------          -------          -------
                                  $ 40,203          694,217          433,527           804,103           10,796          111,241
                                  ========          =======          =======          ========          =======          =======

YEAR ENDED DECEMBER 31, 2000

On January 14, 2000, the Company purchased all of the outstanding common stock of Aztec Group, Inc. for a purchase price of approximately $34,485. The purchase price consisted of approximately $5,259 cash and the issuance of 481,481 shares of Lamar Advertising Company Class A common stock valued at approximately $29,226.

On March 31, 2000, the Company purchased the assets of an outdoor company in the Company's Northeast Region for a cash purchase price of approximately $33,605.

Effective May 1, 2000, the Company purchased all of the outstanding common stock of Outdoor West, Inc. for a total cash purchase price of approximately $39,287.

On May 24, 2000, the Company purchased all of the outstanding common stock of Advantage Outdoor Company, Inc. for a cash purchase price of approximately $76,764 and the issuance of 2,300,000 shares of Lamar's Class A common stock valued at approximately $92,805.

On July 1, 2000, the Company purchased the stock of Tyler Media Group, Inc. for a purchase price of approximately $30,937. The purchase price consisted of approximately $4,478 cash and the issuance of 611,764 shares of Lamar Advertising Company Class A common stock valued at approximately $26,459.

On July 21, 2000, the Company purchased the assets of Root Outdoor Advertising, Inc. for a total cash purchase price of approximately $41,059.

During the year ended December 31, 2000, the Company completed 97 additional acquisition of outdoor advertising assets for a total purchase price of approximately $187,416. The purchase price included the issuance of 845,171 shares of Lamar Advertising Company Class A common stock valued at approximately $37,113.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Each of these acquisitions were accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.


                                                     PROPERTY,                                                            LONG-
                                      CURRENT         PLANT &                            OTHER           CURRENT          TERM
                                      ASSETS           EQUIP         GOODWILL         INTANGIBLES      LIABILITIES     LIABILITIES
                                   -----------     -----------      ----------        -----------      -----------     -----------
Aztec Group, Inc.                  $       500           8,279          21,879             10,526              827           5,872
Northeast Region Acquisition               480           2,604          16,804             14,102              385              --
Outdoor West                             1,131           9,187          21,297             17,222              675           8,875
Advantage Outdoor                        3,256          65,534          78,846             58,442            4,456          32,053
Tyler Media Group, Inc.                    378          16,241          12,876             11,123               --           9,681
Root Outdoor Adv. Inc.                   1,632           9,098           8,266             23,092            1,029              --
Other                                    2,497          56,583          81,303             61,110            1,550          12,527
                                   -----------     -----------      ----------        -----------      -----------     -----------
                                   $     9,874         167,526         241,271            195,617            8,922          69,008
                                   ===========     ===========      ==========        ===========      ===========     ===========

YEAR ENDED DECEMBER 31, 2001

On January 1, 2001, the Company purchased the assets of two outdoor advertising companies, American Outdoor Advertising, LLC and Appalachian Outdoor Advertising Co., Inc. for a total cash purchase price of approximately $31,500 and $20,000, respectively.

On February 1, 2001, the Company purchased all of the outstanding common stock of Bowlin Outdoor Advertising and Travel Centers, Inc. for a total purchase price of approximately $45,650. The purchase price consisted of approximately $16,650 cash and the issuance of 725,000 shares of Lamar Advertising Company Class A common stock valued at $29,000.

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

During the year ended December 31, 2001, the company completed 101 additional acquisitions of outdoor advertising and transit assets for an aggregate cash purchase price of approximately $138,750.

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except share and per share data)


                                                 PROPERTY,                                                                  LONG-
                                   CURRENT        PLANT &                       OTHER          OTHER       CURRENT          TERM
                                    ASSETS         EQUIP         GOODWILL     INTANGIBLES      ASSETS     LIABILITIES    LIABILITIES
                                   -------       ---------       --------     -----------      -----      -----------    -----------
American Outdoor                   $   557          1,185         18,662         11,132           --            --             --
Appalachian Outdoor                    325          5,822          2,666         11,512           --           325             --
Bowlin Outdoor                       1,699         30,171          2,731         25,270           --           563         13,663
PNE                                    180          4,879          4,500         11,344           --            --             --
Delite Group, Inc.                   1,159         10,864         20,033         19,435           --           543          7,968
Capital                                197          5,761         12,530         11,709           --            87             --

Other                                2,139         34,567         50,674         57,334          700         1,127          5,537
                                   -------        -------        -------        -------        -----        ------         ------
                                   $ 6,256         93,249        111,796        147,736          700         2,645         27,168
                                   =======        =======        =======        =======        =====        ======         ======

The following unaudited pro forma financial information for the Company gives effect to the 2001 and 2000 acquisitions as if they had occurred on January 1, 2000. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company's results of operations for any future period.


                                                                              2001             2000
                                                                          -----------       ----------
Net revenues                                                             $     734,118         737,888
                                                                         =============      ==========
Loss before extraordinary item and cumulative effect
  of a change in accounting principle                                         (109,330)       (111,709)
                                                                         =============      ==========

Net loss applicable to common stock                                           (109,695)       (112,074)
                                                                         =============      ==========

Net loss per common share (basic and diluted)                            $       (1.11)          (1.20)
                                                                         =============      ==========

(3) Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2001, 2000 and 1999 follows:


                                                                       2001          2000          1999
                                                                       ----          ----          ----
Disposition of assets                                                $    --            --         5,387
Issuance of Class A common stock in acquisitions                      29,000       185,603       954,972
Issuance of Series AA preferred stock in exchange for Class
  A preferred stock                                                       --            --         3,649
Debt issuance costs                                                       --            --         7,906

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2001 and 2000 are as follows:


                                                      Estimated Life
                                                          (Years)             2001              2000
                                                          -------             ----              ----
Land                                                        --             $    60,775           56,608
Building and improvements                                10 - 39                53,602           47,679
Advertising structures                                      15               1,594,142        1,464,794
Automotive and other equipment                            3 - 7                 68,880           61,785
                                                                           -----------        ---------
                                                                           $ 1,777,399        1,630,866
                                                                           ===========        =========

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

(5) Intangible Assets

The following is a summary of intangible assets at December 31, 2001 and 2000:


                                                             Estimated Life
                                                                 (Years)          2001              2000
                                                                 -------          ----              ----
Debt issuance costs and fees                                     7 - 10      $      47,379           46,806
Customer lists and contracts                                     7 - 10            359,154          329,867
Non-compete agreements                                           3 - 15             56,419           53,807
Goodwill                                                           15            1,388,395        1,274,650
Site locations and other                                         5 - 15            897,450          781,328
                                                                               -----------     ------------
                                                                                 2,748,797        2,486,458
                                                                               ===========     ============

Cost                                                                             2,748,797        2,486,458
Accumulated amortization                                                          (569,322)        (356,725)
                                                                               -----------     ------------
                                                                             $   2,179,475        2,129,733
                                                                               ===========     ============

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

                         2002                            $  98,686
                         2003                               87,428
                         2004                               78,757
                         2005                               67,758
                         2006                               57,122
                         Thereafter                        354,954

Rental expense related to the Company's operating leases were $124,734, $105,661 and $63,193 for the years ended December 31, 2001, 2000 and 1999, respectively.

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2001 and 2000:

                                                  2001                 2000
                                                  ----                 ----
Payroll                                       $     4,982             10,939
Interest                                           15,571             17,143
Insurance benefits                                  6,802              4,851
Other                                               6,319              7,791
                                               ----------           --------
                                              $    33,674             40,724
                                               ==========           ========

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2001 and 2000:

                                                                    2001             2000
                                                                    ----             ----
9 5/8% Senior subordinated notes (1996 Notes)                   $     255,000         255,000
8 5/8% Senior subordinated notes (1997 Notes)                         199,104         198,989
Bank Credit Agreement                                                 978,500         900,000
5 1/4% Convertible notes                                              287,500         287,500
9 1/4% Senior subordinated notes                                       74,073          74,073
8% unsecured subordinated notes                                         9,333          11,333
Other notes with various rates and terms                                8,075          11,385
                                                                 ------------      ----------
                                                                    1,811,585       1,738,280

Less current maturities                                               (66,559)        (66,814)
                                                                  -----------      ----------
Long term debt, excluding current maturities                    $   1,745,026       1,671,466
                                                                  ===========      ==========

Long-term debt matures as follows:

                       2002                             $  66,559
                       2003                               128,419
                       2004                               155,469
                       2005                               173,359
                       2006                               715,029
                       Later years                        572,750

In November 1996, the Company issued $255,000 in principal amount of 9 5/8% Senior Subordinated Notes due 2006 (the 1996 Notes), with interest payable semi-annually on June 1 and December 1 of each year. The 1996 Notes are senior subordinated unsecured obligations of the Company and are subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1997 Notes (as defined below), and are senior to all existing and future subordinated indebtedness of the Company.

In September 1997, the Company issued $200,000 in principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the 1997 Notes) with interest payable semi-annually on March 15 and September 15 of each year, commencing March 15, 1998. The 1997 Notes were issued at a discount for $198,676. The Company is using the effective interest method to recognize the discount over the life of the 1997 Notes. The 1997 Notes are senior subordinated unsecured obligations of the Company, subordinated in right of payment to all senior indebtedness of the Company, pari passu with the 1996 Notes and are senior to all existing and future subordinated indebtedness of the Company.

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

The Company has a bank credit agreement under which the JPMorgan Chase Bank serves as administrative agent. The $1,000,000 bank credit agreement consists of
(1) a $350,000 revolving bank credit facility (the Revolving Credit Facility) and (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility. In addition, the bank credit agreement provided for an uncommitted $400,000 incremental facility available at the discretion of the lenders. In June 2000, the incremental loan agreement was finalized with its lenders and commitments for $250,000 of the previously uncommitted $400,000 were obtained. The incremental facility consists of (1) $20,000 Series A-1 facility,
(2) $130,000 Series A-2 facility and (3) a $100,000 Series B-1 facility. Proceeds of this facility were used to pay down the revolving bank credit facility. As a result of the holding company reorganization completed on July 20, 1999 and explained in footnote 11, the credit agreement is an obligation of Lamar Media Corp., a wholly owned subsidiary of Lamar Advertising Company. As of December 31, 2001, the Company had borrowings under this agreement of $978,500.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Availability of the line under the Revolving Credit Facility is reduced quarterly beginning with the quarter ended March 31, 2002, in the following amounts:

March 31, 2002 - December 31, 2003                                       $ 8,750
March 31, 2004 - December 31, 2004                                        26,250
March 31, 2005 - December 31, 2005                                        30,625
March 31, 2006 (Revolving Credit Termination Date)                        52,500

The Term Facility amortizes quarterly in the following quarterly amounts:

                                                         Tranche A      Tranche B
                                                         ---------      ---------
March 31, 2002 - December 31, 2002                        $11,250       $    500
March 31, 2003 - December 31, 2003                         22,500            500
March 31, 2004 - December 31, 2004                         28,125            500
March 31, 2005 - December 31, 2005                         31,500            500
March 31, 2006 (Tranche A Maturity Date)                   31,500            500
June 30, 2006                                                  --            500
August 1, 2006 (Tranche B Maturity Date)                       --        190,000

The Incremental Facility amortizes quarterly in the following quarterly amounts:

                                                  Series A-1    Series A-2     Series B-1
                                                  ----------    ----------     ----------
March 31, 2002 - December 31, 2002                  $  500        $3,250        $   250
March 31, 2003 - December 31, 2003                   1,000         6,500            250
March 31, 2004 - December 31, 2004                   1,250         8,125            250
March 31, 2005 - December 31, 2005                   1,400         9,100            250
March 31, 2006 (Series A-1 and A-2 Maturity)         1,400         9,100            250
June 30, 2006                                           --            --            250
August 1, 2006 (Series B-1 Maturity Date)               --            --         95,000

Revolving credit loans may be requested under the Revolving Credit Facility at any time prior to maturity. The loans bear interest, at the Company's option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company's ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising's outstanding notes, Lamar Media's bank credit facility and the indentures relating to Lamar Media's outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

      -     dispose of assets;

      -     incur or repay debt;

      -     create liens;

      -     make investments; and

      -     pay dividends.

Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media's credit facility the Company must maintain specified financial ratios and levels including:

      -     interest coverage;

      -     fixed charges ratios;

      -     senior debt ratios; and

      -     total debt ratios.

On August 10, 1999, Lamar Advertising Company, the new holding company, completed an offering of $287,500 5 1/4% Convertible Notes due 2006. The net proceeds of approximately $279,594 of the convertible notes were used to pay down existing bank debt.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

In connection with the reorganization of Lamar Advertising Company into a new holding company structure, Lamar Media Corp. (formerly known as Lamar Advertising Company) made a change of control tender offer to the holders of its 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $103,900. Pursuant to the change of control tender offer and in accordance with the Indenture, Lamar Media Corp. offered to repurchase the Notes for 101% of the principal amount plus accrued interest. A total of $29,876 aggregate principal amount of Notes were tendered for payment on August 19, 1999, and the related 1% prepayment penalty is reflected as an extraordinary item in the Company's statement of operations for the year ended December 31, 1999.

The Company's obligations with respect to its publicly issued notes are not guaranteed by the Company's direct or indirect wholly-owned subsidiaries. Certain obligations of the Company's wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its subsidiaries.

Effective January 30, 2001, Lamar Media Corp. and its subsidiaries entered into an amendment to its bank credit agreement for the purposes of increasing Incremental Loan Commitments from $400,000 to $1,000,000, and affording Lamar Media Corp. and Lamar Advertising Company more flexibility in incurring debt. The Total Debt Ratio, previously measured at the Lamar Advertising Company level, is now measured at the Lamar Media Corp. level with the result that the 5-1/4% Convertible Notes will be excluded from this ratio. The loan documents were amended further to permit Lamar Advertising Company to incur additional debt which is no more restrictive than the high-yield debt currently outstanding. In connection with these changes, the note receivable and note payable of equal amounts between Lamar Advertising and Lamar Media, its wholly-owned subsidiary, were cancelled. The cancellation of the note of $287,500 was treated as capital contributed by parent on Lamar Media's balance sheet effective January 30, 2001.

(9)   Income Taxes

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, consists of:

                                        Current       Deferred      Total
                                        -------       --------      -----
Year ended December 31, 2001:
  U.S. federal                         $     --       (37,102)      (37,102)
  State and local                           713        (8,834)       (8,121)
  Foreign                                    --          (451)         (451)
                                        -------     ----------     ---------
                                       $    713       (46,387)      (45,674)
                                        =======     ==========     =========

Year ended December 31, 2000:
  U.S. federal                         $     --       (29,864)      (29,864)
  State and local                          (141)       (7,110)       (7,251)
                                        -------     ---------      --------
                                       $   (141)      (36,974)      (37,115)
                                        =======     =========      ========


Year ended December 31, 1999:
  U.S. federal                         $  3,083       (11,838)       (8,755)
  State and local                           900        (1,741)         (841)
                                        -------     ---------      --------
                                       $  3,983       (13,579)       (9,596)
                                        =======     ==========     =========

Income tax benefit attributable to continuing operations for the years ended December 31, 2001, 2000 and 1999, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

                                                                2001          2000          1999
                                                              --------      --------       ------
Computed expected tax benefit                               $  (52,465)     (44,615)      (18,081)
Increase (reduction) in income taxes resulting from:
  Book expenses not deductible for tax purposes                    590          754           121
  Amortization of non-deductible goodwill                       13,546       11,926         8,841
  State and local income taxes, net of federal income tax
     benefit                                                    (5,360)      (4,786)         (555)
  Other differences, net                                        (1,985)        (394)           78
                                                              --------      --------       ------
                                                            $  (45,674)     (37,115)       (9,596)
                                                              ========      =========      ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                                                                  2001               2000
                                                                                  ----               ----
Deferred tax liabilities:
  Plant and equipment, principally due to differences in depreciation         $   (3,550)         (3,513)
  Plant and equipment, due to basis differences on acquisitions                 (173,312)       (161,065)
  Intangibles, due to differences in amortizable lives                           (13,129)        (20,056)
                                                                                ---------       ---------
                                                                                (189,991)       (184,634)

Deferred tax assets:
  Receivables, principally due to allowance for doubtful accounts                  1,916           1,916
  Plant and equipment, due to basis differences on acquisitions and costs
    capitalized for tax purposes                                                   4,305           4,246
  Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting
    purposes                                                                         941             941
  Accrued liabilities not deducted for tax purposes                                4,439           3,299
  Net operating loss carryforward                                                 58,528          33,004
  Minimum tax credit                                                                 331             331
  Other, net                                                                         694             445
                                                                                ---------       ---------
     Deferred tax assets                                                          71,154          44,182
                                                                                ---------       ---------
  Net deferred tax liability                                                  $ (118,837)       (140,452)
                                                                                =========       =========

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

(10) Related Party Transactions

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

As of December 31, 2001 and 2000, debentures and ten year subordinated notes totaling $9,333 and $11,873, respectively, were owned by shareholders, directors and employees. Interest expense under the debentures and ten year subordinated notes during the years ended December 31, 2001, 2000, and 1999 was $855, $1,080 and $1,290 respectively.

In addition, the Company had receivables from affiliates, related parties and employees of $494 and $444 at December 31, 2001 and 2000, respectively.

During 1999, the Company purchased a sign easement for approximately $94 from Jennifred Holdings, LLC, of which Kevin P. Reilly, Jr. and Sean Reilly each hold a 50% interest.

The Company purchased approximately $1,842, $2,407 and $1,951 of highway signs and transit bus shelters from Interstate Highway Signs Corp., (IHS) which represented approximately 13%, 15% and 16% of total capitalized expenditures for its logo sign and transit advertising businesses during the years ended December 31, 2001, 2000 and 1999, respectively. The Company does not use IHS exclusively for its highway sign and transit bus shelter purchases. IHS is a wholly-owned subsidiary of Sign Acquisition Corp. Kevin P. Reilly, Jr. has voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust.

(11) Stockholders' Equity

On July 16, 1999, the Board of Directors amended the preferred stock of the Company by designating 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001 as Series AA preferred stock. The previously issued Class A preferred stock par value $638 was exchanged for the new Series AA preferred stock. The new Series AA preferred stock have the same liquidation preferences, dividends and other rights as the previously issued Class A preferred stock. Series AA preferred stock has a liquidation preference over Class A & B common stock. Liquidation value of the Series AA preferred stock at December 31, 2001 was $3,649. The new shares of Series AA preferred stock, however, are entitled to one vote per share.

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

On July 20, 1999, Lamar Advertising Company completed a corporate reorganization to create a new holding company structure. The reorganization was accomplished through a merger under section 251(g) of the Delaware General Corporation Law. At the effective time of the merger, all stockholders of Lamar Advertising Company became stockholders in a new holding company and Lamar Advertising Company became a wholly-owned subsidiary of the new holding company. The new holding company took the Lamar Advertising Company name and the old Lamar Advertising Company was renamed Lamar Media Corp. In the merger, all outstanding shares of old Lamar Advertising Company's capital stock were converted into shares of the new holding company with the same voting powers, designations, preferences and rights, and the same qualifications, restrictions and limitations, as the shares of old Lamar Advertising Company. Following the restructuring, the Class A common stock of the new holding company trades under the symbol LAMR on the Nasdaq National Market with the same CUSIP number as the old Lamar Advertising Company's Class A common stock.

On May 25, 2000, the stockholders approved a resolution to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A common stock from 125,000,000 shares to 175,000,000 shares which increased the total authorized capital stock from 163,510,000 shares to 213,510,000 shares.

On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company's Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee's total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

On June 7, 2001, the Company issued 1,200,000 shares of its Class A common stock at a price of $40.00 per share. The equity offering was to cover over-allotments related to an underwriting agreement between Lamar Advertising Company, AMFM Operating, Inc. and Deutsche Banc Alex Brown Inc. filed on June 4, 2001. Under the terms of a consent decree with the United States Department of Justice, AMFM Operating, Inc. had to dispose of its Lamar Advertising Class A common stock by January 1, 2003. As of December 31, 2001, AMFM Operating, Inc. has complied with the terms of the consent decree.

(12) Stock Option Plan

In 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996 Plan). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant unless otherwise authorized by the Board. As of December 31, 2001, the Company had reserved an aggregate of 8,000,000 shares of Class A common stock for awards under the 1996 Plan of which 3,000,000 shares are subject to stockholder approval on May 23, 2002 at the Annual Meeting of Stockholders.

In August 2000, the Board of Directors voted to amend the 1996 Plan to (i) authorize grants to members of the Company's board of directors (ii) provide the Committee with more flexibility in determining the exercise price of awards made under the 1996 Plan (iii) allow for grants of unrestricted stock and (iv) set forth performance criteria that the Committee may establish for the granting of stock awards. These amendments were approved by the Company's stockholders in May 2001.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the stock option grants. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) and earnings
(loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                            2001           2000          1999
                                                                          =========      ========       =======
Net loss applicable to common stock - as reported                       $ (108,999)    $  (94,470)    $ (44,900)
                                                                          =========      ========       =======
Net loss applicable to common stock - pro forma                           (125,551)      (100,877)      (50,073)
                                                                          =========      ========       =======
Net loss per common share - as reported (basic and diluted)                  (1.11)         (1.04)         (.65)
                                                                          =========      ========       =======
Net loss per common share - pro forma (basic and diluted)                    (1.27)         (1.11)         (.73)
                                                                          =========      ========       =======

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year    Dividend Yield    Expected Volatility     Risk Free Interest Rate     Expected Lives
----------    --------------    -------------------     -----------------------     --------------
2001               0%                   53%                       5%                       4
2000               0%                   54%                       6%                       4
1999               0%                   54%                       6%                       4

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the years ended December 31, 2001, 2000 and 1999, is as follows:

                                                    2001                         2000                             1999
                                                    ----                         ----                             ----
                                                          Weighted                        Weighted                         Weighted
                                                          Average                         Average                           Average
                                                          Exercise                        Exercise                         Exercise
                                           Shares          Price          Shares           Price           Shares            Price
                                         ---------       ---------       ---------       ---------       ---------       ---------
Outstanding, beginning of year           2,865,647       $   30.48       2,757,954       $   27.14       2,240,567       $   19.25
Granted                                  2,195,500           27.02         470,500           43.87       1,115,000           37.94
Exercised                                 (425,243)          24.80        (299,619)          17.75        (525,725)          15.16
Canceled                                  (118,251)          42.42         (63,188)          39.09         (71,888)          30.84
                                         ---------       ---------       ---------       ---------       ---------       ---------
Outstanding, end of year                 4,517,653       $   29.08       2,865,647       $   30.59       2,757,954       $   27.14
                                         =========       =========       =========       =========       =========       =========

Price for exercised shares               $   24.80                       $   17.75                       $   15.16
Shares available for grant,
     end of year                         1,436,009                         513,258                         920,570

Weighted average fair value of
     options granted during the year     $   29.08                       $   26.57                       $   23.19

The following table summarizes information about fixed-price stock options outstanding at December 31, 2001:

                                               Weighted
                                               Average         Weighted                              Weighted
       Range of             Number            Remaining        Average              Number            Average
       Exercise         Outstanding at       Contractual       Exercise         Exercisable at       Exercise
        Prices        December 31, 2001          Life           Price         December 31, 2001        Price
        ------        -----------------          ----           -----         -----------------        -----
    $10.67 - 26.17       $  622,805              4.97          $13.41               385,655           $11.35
             26.42        1,746,098              9.74           26.42             1,142,998            26.42
     26.69 - 33.38        1,359,250              7.08           31.18               702,150            31.75
     34.16 - 47.75          694,500              8.15           41.40                50,800            38.33
             60.63           95,000              8.01           60.63                14,000            60.63

No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.

(13) Commitments and Other Contingencies

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2001, the Company maintained a $385 letter of credit with a bank to meet requirements of the Company's worker's compensation insurance carrier.

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years. Annually, at the Company's discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 2001, 2000 and 1999 the Company contributed $2,422, $1,671 and $2,403, respectively.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. The Company's contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $550, $456 and $448 to the Plan during the years ended December 31, 2001, 2000 and 1999, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

The Company is the subject of litigation arising during the normal course of business. In the opinion of management and the general counsel of the Company, those claims will not have a material impact on the financial position, results of operations or liquidity of the Company.

(14) Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media's outstanding notes.

(15) Disclosures About Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2001 and 2000. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                   2001                                      2000
                                   ----                                      ----
                         Carrying             Estimated            Carrying           Estimated
                          Amount             Fair Value             Amount            Fair Value
                          ------             ----------             ------            ----------
Long-term debt         $ 1,745,026           $ 1,770,439          $1,671,466         $1,677,434

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

- The carrying amounts of cash and cash equivalents, receivables, trade accounts payable, accrued expenses, and deferred income approximate fair value because of the short term nature of these items.

- The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

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

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

(16) Quarterly Financial Data (Unaudited)

                                                                              Fiscal Year 2001 Quarters
                                                         March 31             June 30          September 30         December 31
                                                         --------             -------          ------------         -----------
Net revenues                                             $170,385            $191,893            $188,267            $178,505
Net revenues less direct advertising expenses             108,849             130,578             123,674             114,466
Net loss applicable to common stock                       (34,381)            (20,491)            (24,452)            (29,675)
Net loss per common share  basic and diluted                 (.35)               (.21)               (.25)               (.30)

                                                                              Fiscal Year 2000 Quarters
                                                         March 31             June 30          September 30         December 31
                                                         --------             -------          ------------         -----------
Net revenues                                             $151,267            $172,953            $184,806            $178,293
Net revenues less direct advertising expenses              98,755             119,327             128,768             123,004
Net loss applicable to common stock                       (29,065)            (20,489)            (19,600)            (25,316)
Net loss per common share  basic and diluted                 (.33)               (.23)               (.21)               (.27)

(17) New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, and requires that the costs of start-up activities, including organizational costs, be expensed as incurred. The effect of SOP 98-5 was recorded in the first quarter of fiscal 1999 as the cumulative effect of a change in accounting principle in the amount of $(767), net of tax, as described in Accounting Principles Board Opinion No. 20 Accounting Changes.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently, SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets", after its adoption. The adoption of SFAS No. 141 as of July 1, 2001 had no impact on the Company's financial statements.

The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized. Goodwill and intangible assets acquired in business combination completed before July 1, 2001 continued to be amortized and tested for impairment prior to the full adoption of SFAS No. 142.

Upon adoption of SFAS No. 142, the Company is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. If an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company will then have up to six months from January 1, 2002 to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must perform the second step of the transitional impairment test. The second step is required to be completed as soon as possible, but no later than the end of the year of adoption. In the second step, the Company must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of income.

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $1,138,000, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $90,030, and $78,433 for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 141 and No. 142, it is not practicable to reasonably estimate the impact of adopting the Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

18) Subsequent Events

On January 11, 2002 the Company activated $200,000 in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the outstanding balance of the revolving bank credit facility by $160,000 and approximately $10,000 was used for operations resulting in excess cash on hand of $30,000. Also on January 30, 2002, JPMorgan Chase Bank issued a standby letter of credit of approximately $3,203 to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving credit facility. After these transactions, availability under the revolving bank credit facility was approximately $347,000.

SCHEDULE 2

                            Lamar Advertising Company
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2001, 2000 and 1999
                                   (in 000's)

                                                       Balance at       Charged to                      Balance at
                                                       Beginning        Costs and                         End of
                                                       of Period        Expenses        Deductions        Period
                                                       ---------        --------        ----------        ------
Year ended December 31, 2001
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts           $  4,914            7,794          7,794            4,914

Deducted in balance sheet from intangible
  assets:  Amortization of intangible assets            $356,725          212,597             --          569,322

Year ended December 31, 2000
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts           $  3,928            5,991          5,005            4,914

Deducted in balance sheet from intangible
  assets:  Amortization of intangible assets            $171,316          185,409             --          356,725

Year ended December 31, 1999
Deducted in balance sheet from trade accounts
  receivable:  Allowance for doubtful accounts          $  2,722            4,065          2,859            3,928

Deducted in balance sheet from intangible
  assets:  Amortization of intangible assets            $ 72,121          100,019            824          171,316

                                LAMAR MEDIA CORP
                                AND SUBSIDIARIES

Independent Auditors' Report ...................................................      46

Consolidated Balance Sheets as of December 31, 2001 and 2000 ...................      47

Consolidated Statements of Operations for the years ended December 31,
      2001, 2000 and 1999 ......................................................      48

Consolidated Statements of Stockholder's Equity for the years
      ended December 31, 2001, 2000 and 1999 ...................................      49
Consolidated Statements of Cash Flows for the years ended December 31,
      2001, 2000 and 1999 ......................................................      50

Notes to Consolidated Financial Statements .....................................      51 - 54

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17 to the consolidated financial statements of Lamar Advertising Company, the Company changed its method of accounting for the costs of start-up activities in 1999.

As discussed in Note 17 to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

New Orleans, Louisiana
February 8, 2002

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                 (In thousands, except share and per share data)

ASSETS                                                          2001            2000
------                                                          ----            ----
Current assets:
     Cash and cash equivalents                            $   12,885      $   72,340
     Receivables, net                                         93,043          91,628
     Prepaid expenses                                         27,176          23,164
     Other current assets                                     17,688          15,966
                                                          ----------      ----------
       Total current assets                                  150,792         203,098
                                                          ----------      ----------

Property, plant and equipment                              1,777,399       1,630,866
     Less accumulated depreciation and amortization         (451,686)       (335,991)
                                                          ----------      ----------
       Net property plant and equipment                    1,325,713       1,294,875
                                                          ----------      ----------

Intangible assets (note 3)                                 2,156,079       2,106,493
Other assets - non-current                                    16,580          17,249
                                                          ----------      ----------
        Total assets                                      $3,649,164      $3,621,715
                                                          ==========      ==========

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Trade accounts payable                               $   10,048      $    9,918
     Current maturities of long-term debt  note 5             66,559          66,814
     Accrued expenses (note 4)                                22,362          35,765
     Deferred income                                          11,618          11,005
                                                          ----------      ----------
        Total current liabilities                            110,587         123,502
                                                          ----------      ----------

Long-term debt (note 5)                                    1,457,526       1,671,466
Deferred income taxes (note 6)                               127,241         142,052
Other liabilities                                              7,724           7,939
                                                          ----------      ----------
        Total liabilities                                  1,703,078       1,944,959
                                                          ----------      ----------

Stockholder's equity:
     Common stock, $.01 par value, authorized
       3,000 shares; 100 shares issued
       and outstanding at December 31, 2001 and 2000              --              --
     Additional paid-in capital                            2,222,317       1,855,421
     Accumulated deficit                                    (276,231)       (178,665)
                                                          ----------      ----------
        Stockholder's equity                               1,946,086       1,676,756
                                                          ----------      ----------

        Total liabilities and stockholder's equity        $3,649,164      $3,621,715
                                                          ==========      ==========

          See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (In thousands, except share and per share data)

                                                                         2001           2000           1999
                                                                      ---------      ---------      ---------
Net revenues                                                          $ 729,050      $ 687,319      $ 444,135
                                                                      ---------      ---------      ---------

Operating expenses:
       Direct advertising expenses                                      251,483        217,465        143,090
       General and administrative expenses                              150,786        137,292         94,264
       Depreciation and amortization                                    351,754        315,465        176,233
       Gain on disposition of assets                                       (923)          (986)        (5,481)
                                                                      ---------      ---------      ---------
                                                                        753,100        669,236        408,106
                                                                      ---------      ---------      ---------

       Operating income (loss)                                          (24,050)        18,083         36,029

Other expense (income):
       Interest income                                                     (640)        (1,715)        (1,421)
       Interest expense                                                 113,026        147,607         89,619
                                                                      ---------      ---------      ---------
                                                                        112,386        145,892         88,198
                                                                      ---------      ---------      ---------
Loss before income taxes, extraordinary item and cumulative effect
       of a change in accounting principle                             (136,436)      (127,809)       (52,169)

Income tax benefit (note 6)                                             (38,870)       (35,879)        (9,232)
                                                                      ---------      ---------      ---------

Loss before extraordinary item and cumulative effect of a change in
       accounting principle                                             (97,566)       (91,930)       (42,937)

Extraordinary loss on debt extinguishment, net of income tax
       benefit of $117                                                       --             --           (182)
                                                                      ---------      ---------      ---------

Loss before cumulative effect of a change in accounting principle       (97,566)       (91,930)       (43,119)

Cumulative effect of a change in accounting principle                        --             --           (767)
                                                                      ---------      ---------      ---------

Net loss                                                                (97,566)       (91,930)       (43,886)
Preferred stock dividends                                                    --             --           (274)
                                                                      ---------      ---------      ---------

Net loss applicable to common stock                                   $ (97,566)     $ (91,930)     $ (44,160)
                                                                      =========      =========      =========

See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (In thousands, except share and per share data)

                                                                                                           ADDI-
                                                      CLASS A      CLASS A      CLASS B      TIONAL       ACCUM-
                                         COMMON      PREFERRED      COMMON       COMMON      PAID-IN      ULATED
                                         STOCK         STOCK        STOCK        STOCK       CAPITAL      DEFICIT         TOTAL
                                       ---------     ---------    ----------   ----------   ----------   ----------     ----------
Balance, December 31, 1998             $      --         3,649            43           18      505,644      (42,575)       466,779

    Issuance of  13,023 shares of
       common stock in acquisitions           --            --            --           --          475           --            475
    Exercise of stock options                 --            --            --           --        3,833           --          3,833
    Effect of Corporate
      restructuring                                      (3,649)         (43)         (18)       3,710           --             --
    Contribution from parent                  --            --            --           --      955,944           --        955,944
    Net loss                                  --            --            --           --           --      (43,886)       (43,886)
    Dividends ($63.80 per
      preferred share)                        --            --            --           --           --         (274)          (274)
                                       ---------     ---------    ----------   ----------   ----------   ----------     ----------

Balance, December 31, 1999             $      --            --            --           --    1,469,606      (86,735)     1,382,871

    Contribution from parent                  --            --            --           --      385,815           --        385,815
    Net loss                                  --            --            --           --           --      (91,930)       (91,930)
                                       ---------     ---------    ----------   ----------   ----------   ----------     ----------

Balance, December 31, 2000             $      --            --            --           --    1,855,421     (178,665)     1,676,756

    Contribution from parent                  --            --            --           --      366,896           --        366,896
    Net loss                                  --            --            --           --           --      (97,566)       (97,566)
                                       ---------     ---------    ----------   ----------   ----------   ----------     ----------

Balance, December 31, 2001             $      --            --            --           --    2,222,317     (276,231)     1,946,086
                                       =========     =========    ==========   ==========   ==========   ==========     ==========

See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (In thousands)

                                                                             2001            2000            1999
                                                                           --------        --------        --------
Cash flows from operating activities:
   Net loss                                                               $ (97,566)      $ (91,930)      $ (43,886)
   Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Depreciation and amortization                                         351,754         315,465         176,233
      Gain on disposition of assets                                            (923)           (986)         (5,481)
      Cumulative effect of accounting change                                     --              --             767
      Deferred tax benefit                                                  (39,582)        (35,737)        (13,215)
      Provision for doubtful accounts                                         7,794           5,991           4,065
   Changes in operating assets and liabilities:
      (Increase) decrease in:
          Receivables                                                        (9,810)        (13,786)        (19,091)
          Prepaid expenses                                                   (1,322)         (1,371)            782
          Other assets                                                        2,916           4,568         (10,937)
      Increase  (decrease) in:
          Trade accounts payable                                                131          (1,574)          3,438
          Accrued expenses                                                  (14,641)         (1,910)         14,974
          Deferred income                                                      (173)           (964)         (7,184)
          Other liabilities                                                     124             196             (29)
                                                                           --------        --------        --------
               Net cash provided by operating activities                    198,702         177,962         100,436
                                                                           --------        --------        --------

Cash flows from investing activities:
   Capital expenditures                                                     (85,320)        (78,304)        (77,186)
   Purchase of new markets                                                 (298,134)       (355,958)       (878,933)
   Proceeds from sale of property and equipment                               4,916           2,827           7,603
                                                                           --------        --------        --------
               Net cash used in investing activities                       (378,538)       (431,435)       (948,516)
                                                                           --------        --------        --------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                    --              --           2,231
   Contribution from parent                                                  48,000         200,212              --
   Proceeds from issuance of long-term debt                                      --              --         279,594
   Principal payments on long-term debt                                     (67,046)         (5,330)        (79,667)
   Debt issuance costs                                                         (573)         (1,470)             --
   Net borrowing under credit agreements                                    140,000         124,000         526,000
   Dividends                                                                     --              --            (274)
                                                                           --------        --------        --------
          Net cash provided by financing activities                         120,381         317,412         727,884
                                                                           --------        --------        --------

          Net (decrease) increase in cash and cash equivalents              (59,455)         63,939        (120,196)

   Cash and cash equivalents at beginning of period                          72,340           8,401         128,597
                                                                           --------        --------        --------

   Cash and cash equivalents at end of period                              $ 12,885        $ 72,340        $  8,401
                                                                           ========        ========        ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                  $119,000        $147,875        $ 83,837
                                                                           ========        ========        ========
   Cash paid for state and federal income taxes                            $  1,189        $  1,936        $  6,919
                                                                           ========        ========        ========

See accompanying notes to consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

On July 20, 1999, Lamar Advertising Company reorganized into a new holding company structure. As a result of this reorganization (1) the former Lamar Advertising Company became a wholly owned subsidiary of a newly formed holding company, (2) the name of the former Lamar Advertising Company was changed to Lamar Media Corp., (3) the name of the new holding company became Lamar Advertising Company, (4) the outstanding shares of capital stock of the former Lamar Advertising Company, including the Class A common stock, were automatically converted, on a share for share basis, into identical shares of capital stock of the new holding company and (5) the Class A common stock of the new holding company commenced trading on the Nasdaq National Market under the symbol LAMR instead of the Class A common stock of the former Lamar Advertising Company. In addition, following the holding company reorganization, substantially all of the former Lamar Advertising Company's debt obligations, including the bank credit facility and other long-term debt remained the obligations of Lamar Media. Under Delaware law, the reorganization did not require the approval of the stockholders of the former Lamar Advertising Company. The purpose of the reorganization was to provide Lamar Advertising Company with a more flexible capital structure and to enhance its financing options. The business operations of the former Lamar Advertising Company and its subsidiaries, including the Company, has not changed as a result of the reorganization.

Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 144,400 outdoor advertising displays in 44 states. Lamar Media's operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, Lamar Media operates a logo sign business in 21 states throughout the United States and in 1 province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 11 through 13, 15, 17, 18 and portions of notes 1, 8 and 10 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

(b) Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media Corp., its wholly-owned subsidiaries, The Lamar Company, LLC, Lamar Whiteco Outdoor Corporation, Lamar Outdoor Corporation and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(2) Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2001, 2000 and 1999:

                                                                2001       2000     1999
                                                              --------    -------    -----
Disposition of assets                                         $     --         --    5,387
Parent company stock contributed for acquisitions               29,000    185,603      475
Recapitalization related to corporate restructure (note 1)          --         --    3,710
Note payable converted to contributed capital                  287,500         --       --

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

(3) Intangible Assets

The following is a summary of intangible assets at December 31, 2001 and 2000:

                                Estimated Life
                                    (Years)              2001              2000
                                --------------         ----------        ----------
Debt issuance costs and fees        7 - 10             $   24,779            24,206
Customer lists and contracts        7 - 10                359,154           329,867
Non-compete agreements              3 - 15                 56,419            53,807
Goodwill                              15                1,388,395         1,274,650
Site locations and other            5 - 15                888,428           776,277
                                                       ----------         ---------
                                                       $2,717,175         2,458,807
                                                       ==========         =========

Cost                                                   $2,717,175         2,458,807
Accumulated amortization                                 (561,096)         (352,314)
                                                       ----------         ---------
                                                       $2,156,079         2,106,493
                                                       ==========         =========

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2001 and 2000:

                                                     2001              2000
                                                 ----------         ---------
Payroll                                          $    4,982            10,939
Interest                                             11,169            17,143
Other                                                 6,211             7,683
                                                 ----------         ---------
                                                 $   22,362            35,765
                                                 ==========         =========

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2001 and 2000:

                                                     2001              2000
                                                 ----------         ---------
5 1/4% Convertible notes                         $       --           287,500
9 5/8% Senior subordinated notes (1996 Notes)       255,000           255,000
8 5/8% Senior subordinated notes (1997 Notes)       199,104           198,989
Bank Credit Agreement                               978,500           900,000
9 1/4% Senior subordinated notes                     74,073            74,073
8% unsecured subordinated notes (see note 12)         9,333            11,333
Other notes with various rates and terms              8,075            11,385
                                                 ----------         ---------
                                                  1,524,085         1,738,280

Less current maturities                             (66,559)          (66,814)
                                                 ----------         ---------
                                                 $1,457,526         1,671,466
                                                 ==========         =========

Long-term debt matures as follows:

       2002    $ 66,559
       2003     128,419
       2004     155,469
       2005     173,359
       2006     427,529
Later years     572,750

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

On August 10, 1999, Lamar Media Corp. borrowed from Lamar Advertising Company, its parent, $287,500 in exchange for a note payable bearing interest at 5-1/4% due 2006. The proceeds were used to pay down existing bank debt of the Company.

Effective January 30, 2001, Lamar Media Corp. and its subsidiaries entered into an amendment to its bank credit agreement for the purposes of increasing "Incremental Loan Commitments" from $400,000 to $1,000,000 and affording Lamar Media Corp. and Lamar Advertising Company more flexibility in incurring debt. The "Total Debt Ratio", previously measured at the Lamar Advertising Company level, is now measured at the Lamar Media Corp. level with the result that the 5 1/4% convertible Notes will be excluded from this ratio. In connection with these changes, the note receivable and notes payable of equal amounts between Lamar Advertising and Lamar Media, its wholly owned subsidiary, were canceled. The cancellation of the note of $287,500 is treated as capital contributed by the parent on Lamar Media's balance sheet effective January 30, 2001.

(6) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999, consists of:

                                         Current           Deferred        Total
                                         -------           --------        -----
Year ended December 31, 2001:
  U.S. federal                           $    --           (31,618)        (31,618)
  State and local                            712            (7,513)         (6,801)
  Foreign                                     --              (451)           (451)
                                         --------          -------         -------
                                         $   712           (39,582)        (38,870)
                                         ========          =======         =======

Year ended December 31, 2000:
  U.S. federal                           $    --           (28,865)        (28,865)
  State and local                           (142)           (6,872)         (7,014)
                                         --------          -------         -------
                                         $  (142)          (35,737)        (35,879)
                                         ========          =======         =======

Year ended December 31, 1999:
  U.S. federal                           $ 3,083           (11,521)         (8,438)
  State and local                            900            (1,694)           (794)
                                         --------          -------         -------
                                         $ 3,983           (13,215)         (9,232)
                                         ========          =======         =======

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2001, 2000 and 1999, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

                                                                  2001          2000          1999
                                                                 -------        ------        ------
Computed expected tax benefit                                   $(46,388)      (43,455)      (17,737)
Increase  reduction  in income taxes resulting from:
  Book expenses not deductible for tax purposes                      590           754           122
  Amortization of non-deductible goodwill                         13,402        11,845         8,814
  State and local income taxes, net of federal income tax
     Benefit                                                      (4,488)       (4,629)         (534)
  Other differences, net                                          (1,986)         (394)          103
                                                                 -------        ------        ------
                                                                $(38,870)      (35,879)       (9,232)
                                                                 =======        ======        ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are presented below:

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except share and per share data)

                                                                                   2001           2000
                                                                                 --------        -------
Deferred tax liabilities:
  Plant and equipment, principally due to differences in depreciation           $  (3,550)        (3,513)
  Plant and equipment, due to basis differences on acquisitions                  (173,312)      (161,065)
  Intangibles, due to differences in amortizable lives                            (12,926)       (19,891)
                                                                                 --------        -------
      Deferred tax liabilities                                                   (189,788)      (184,469)
  Deferred tax assets:
  Intangibles, due to differences in amortizable lives                                                --
  Receivables, principally due to allowance for doubtful accounts                   1,916          1,916
  Plant and equipment, due to basis differences on acquisitions and costs
    capitalized for tax purposes                                                                   4,246
  Investment in affiliates and plant and equipment, due to gains                    4,305
    recognized for tax purposes and deferred for financial reporting
    purposes                                                                          941            941
  Accrued liabilities not deducted for tax purposes                                 4,439          3,299
  Net operating loss carryforward                                                  49,921         31,239
  Minimum tax credit                                                                  331            331
  Other, net                                                                          694            445
                                                                                 --------        -------
       Deferred tax assets                                                         62,547         42,417
                                                                                 --------        -------
  Net deferred tax liability                                                    $(127,241)      (142,052)
                                                                                 ========        =======

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that Lamar Media will realize the benefits of these deductible differences. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2001 and 2000, there was a receivable from Lamar Advertising Company, its parent, in the amount of $9,671 and $7,227, respectively.

(8) Quarterly Financial Data (Unaudited)

                                                               Fiscal Year 2001 Quarters
                                          March 31             June 30          September 30         December 31
                                          --------             -------          ------------         -----------
Net revenues                             $170,385            $191,893            $188,267            $178,505
Net revenues less direct
  advertising expenses                    108,849             130,578             123,674             114,466
Net loss applicable to common
  stock                                   (32,146)            (17,476)            (21,434)            (26,510)

                                                               Fiscal Year 2000 Quarters
                                          March 31             June 30          September 30         December 31
                                          --------             -------          ------------         -----------
Net revenues                             $151,267            $172,953            $184,806            $178,293
Net revenues less direct
  advertising expenses                     98,755             119,327             128,768             123,004
Net loss applicable to common
  stock                                   (28,319)            (19,448)            (19,608)            (24,555)

SCHEDULE 2

                                Lamar Media Corp.
                                and Subsidiaries
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2001, 2000 and 1999
                                   (in 000's)

                                                       Balance at       Charged to                      Balance at
                                                       Beginning        Costs and                         End of
                                                       of Period        Expenses        Deductions        Period
                                                       ---------        --------        ----------        ------
Year Ended December 31, 2001
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts          $  4,914             7,794          7,794              4,914

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets            $352,314           208,782             --            561,096

Year Ended December 31, 2000
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts          $  3,928             5,991          5,005              4,914

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets            $170,410           181,904             --            352,314

Year Ended December 31, 1999
Deducted in balance sheet from trade accounts
  receivable: Allowance for doubtful accounts          $  2,722             4,065          2,859              3,928

Deducted in balance sheet from intangible
  assets: Amortization of intangible assets            $ 72,721            98,513            824            170,410

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company
None

Lamar Media Corp.
None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders: "Election of Directors - Director Compensation", "Executive Compensation and Compensation Committee Interlocks and Insider Participation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

The financial statements are listed under Part II, Item 8 of this Report.

      2. FINANCIAL STATEMENT SCHEDULES

The financial statement schedules are included under Part II, Item 8 of this Report.

      3. EXHIBITS

The exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(B) REPORTS ON FORM 8-K

Reports on Form 8-K were filed with the Commission during the fourth quarter of 2001 to report the following items as of the dates indicated:

On October 17, 2001, Lamar Advertising filed a Current Report on 8-K in order to furnish certain exhibits for incorporation by reference into the Registration Statement on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File No. 333-45490), which Registration Statement was declared effective by the Commission on November 2, 2000, Lamar Advertising Company filed an Underwriting Agreement dated October 18, 2001 among Lamar, AMFM Operating Inc. and Goldman, Sachs & Co. The Underwriting Agreement related to the sale of 5,000,000 shares of Lamar Class A common stock by AMFM Operating Inc. to Goldman Sachs & Co., as underwriter, for $30.00 per share.

On November 17, 2001, Lamar Advertising filed a Current Report on Form 8-K in order to furnish certain exhibits for incorporation by reference into the Registration Statement on Form S-3 of Lamar Advertising Company previously filed with Securities and Exchange Commission (File No. 333-45490), which Registration Statement was declared effective by the Commission on September 21, 2000. Lamar Advertising Company filed an Underwriting Agreement dated November 7, 2001 between Lamar, AMFM Operating Inc. and Goldman Sachs & Co. The Underwriting Agreement relates to the sale of 5,365,073 shares of Lamar Class A common stock by AMFM Operating Inc. to Goldman Sachs & Co., as underwriter, for $32.50 per share. After the closing of the sale, AMFM Operating Inc. no longer owned any shares of Lamar Class A common stock.

(C) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LAMAR ADVERTISING COMPANY


           March 15, 2002             By:  /s/ Kevin P. Reilly, Jr.
                                           -------------------------------------
                                           Kevin P. Reilly, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                      Title                           Date
        ---------                                      -----                           ----

/s/ Kevin P. Reilly, Jr.                Chief Executive Officer and Director           3/15/02
----------------------------------
Kevin P. Reilly, Jr.


/s/ Sean E. Reilly                      Chief Operating Officer, Vice President        3/15/02
----------------------------------      and Director
Sean E. Reilly


/s/ Keith A. Istre                      Chief Financial and Accounting Officer         3/15/02
----------------------------------      and Director
Keith A. Istre


/s/ T. Everett Stewart, Jr.             Director                                       3/15/02
----------------------------------
T. Everett Stewart, Jr.


/s/ Charles W. Lamar, III               Director                                       3/15/02
----------------------------------
Charles W. Lamar, III


/s/ Gerald H. Marchand                  Director                                       3/15/02
----------------------------------
Gerald H. Marchand


/s/ Stephen P. Mumblow                  Director                                       3/15/02
----------------------------------
Stephen P. Mumblow


/s/ John Maxwell Hamilton               Director                                       3/15/02
----------------------------------
John Maxwell Hamilton


/s/ Thomas Reifenheiser                 Director                                       3/15/02
----------------------------------
Thomas Reifenheiser


/s/ Anna Reilly Cullinan                Director                                       3/15/02
----------------------------------
Anna Reilly Cullinan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LAMAR MEDIA CORP.


           March 15, 2002             By:  /s/ Kevin P. Reilly, Jr.
                                           -------------------------------------
                                           Kevin P. Reilly, Jr.
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                      Title                           Date
        ---------                                      -----                           ----

/s/ Kevin P. Reilly, Jr.                Chief Executive Officer and Director           3/15/02
----------------------------------
Kevin P. Reilly, Jr.


/s/ Sean E. Reilly                      Chief Operating Officer, Vice President        3/15/02
----------------------------------      and Director
Sean E. Reilly


/s/ Keith A. Istre                      Chief Financial and Accounting Officer         3/15/02
----------------------------------      and Director
Keith A. Istre


/s/ T. Everett Stewart, Jr.             Director                                       3/15/02
----------------------------------
T. Everett Stewart, Jr.


/s/ Charles W. Lamar, III               Director                                       3/15/02
----------------------------------
Charles W. Lamar, III


/s/ Gerald H. Marchand                  Director                                       3/15/02
----------------------------------
Gerald H. Marchand


/s/ Stephen P. Mumblow                  Director                                       3/15/02
----------------------------------
Stephen P. Mumblow

                                INDEX TO EXHIBITS

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

      3.3   Certificate of Amendment of Certificate of Incorporation of Lamar
            Advertising Company. Previously filed as Exhibit 3.3 to the
            Company's Quarterly Report on Form 10-Q for the period ended June
            30, 2000 (Filed No. 0-30242) filed on August 11, 2000 and
            incorporated herein by reference.

      3.4   Certificate of Correction of Certificate of Incorporation of Lamar
            Advertising Company. Previously filed as Exhibit 3.4 to the
            Company's Quarterly Report on Form 10-Q for the period ended
            September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

      3.5   Amended and Restated Bylaws of the Company. Previously filed as
            Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16,
            1999 and incorporated herein by reference.

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

      4.4   First Supplemental Indenture dated July 30, 1996 relating to the
            Company's 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.5 to the Company's Registration Statement on Form
            S-1(File No. 333-05479), and incorporated herein by reference.

      4.5 Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996 relating to the Company's
            11% Senior Secured Notes due May 15, 2003. Previously filed as
            Exhibit 4.1 to the Company's Current Report on Form 8-K filed on
            November 15, 1996 (File No. 1-12407), and incorporated herein by reference.

      4.6 Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company's 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on 15, 1996 (File No. 1-12407), and incorporated herein by reference.

      4.7   Form of Subordinated Note. Previously filed as Exhibit 4.8 to the
            Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

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

      4.17  Indenture dated as of August 10, 1999 between the Company and State
            Street Bank and Trust Company, as Trustee. Previously filed as
            Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16,
            1999 and incorporated herein by reference.

      4.18  First Supplemental Indenture dated as of August 10, 1999 between the
            Company and State Street Bank and Trust Company, as Trustee.
            Previously filed as Exhibit 4.2 to the Company's Quarterly Report on
            Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

      4.19 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated July 20, 1999.
            Previously filed as Exhibit 4.1 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.20 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated September 15, 1999.
            Previously filed as Exhibit 4.2 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.21  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated September 15, 1999.
            Previously filed as

            Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form
            10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.22 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated July 20, 1999.
            Previously filed as Exhibit 4.4 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.23  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated July 20, 1999. Previously filed as Exhibit 4.5 to Lamar Advertising Company's Quarterly Report
            on Form 10-Q for the period ended September 30, 1999 (File No.
            0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.24 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated September 15, 1999.
            Previously filed as Exhibit 4.6 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.25 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of August 8,
            2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

      4.26 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of August 8,
            2000. Previously filed as Exhibit 4.8 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.27  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated as of August 8, 2000.
            Previously filed as Exhibit 4.9 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      4.28  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated December 23, 1999. Previously filed as Exhibit 4.28 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 0-30242), and incorporated herein by reference.

      4.29 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated December 23, 1999.
            Previously filed as Exhibit 4.29 to the Company's Annual Report on
            Form 10-K for fiscal year ended December 31, 1999, (File No.
            0-30242), and incorporated herein by reference.

      4.30 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated December 23, 1999.
            Previously filed as Exhibit 4.30 to the Company's Annual Report on
            Form 10-K for fiscal year ended December 31, 1999, (File No.
            0-30242), and incorporated herein by reference.

      4.31 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of August 8,
            2000. Previously filed as Exhibit 4.3 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended September 30,
            1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

      4.32  Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.8 to Lamar Advertising Company's Quarterly Report on
            Form 10-Q for the period ended September 30, 1999 (File No. 0-30242)
            filed on November 14, 2000 and incorporated herein by reference.

      4.33  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First Union
            National Bank, as Trustee, dated as of August 8, 2000. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on
            Form 10-Q for the period ended September 30, 1999 (File No. 0-30242)
            filed on November 14, 2000 and incorporated herein by reference.

4.34  Supplemental Indenture to the Indenture dated September 25, 1997 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of June 1, 2000. Previously filed as
      Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11,
      2000 and incorporated herein by reference.

4.35  Supplemental Indenture to the Indenture dated November 15, 1996 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of June 30, 2000. Previously filed as
      Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11,
      2000 and incorporated herein by reference.

4.36  Supplemental Indenture to the Indenture dated August 15, 1997 among
      Outdoor Communications, Inc., certain of its subsidiaries and First Union
      National Bank, as Trustee, dated as of June 1, 2000. Previously filed as
      Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11,
      2000 and incorporated herein by reference.

4.37  Supplemental Indenture to the Indenture dated September 25, 1997 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of March 2, 2000. Previously filed as
      Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 15,
      2000 and incorporated herein by reference.

4.38  Supplemental Indenture to the Indenture dated November 15, 1996 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of March 2, 2000. Previously filed as
      Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 15,
      2000 and incorporated herein by reference.

4.39  Supplemental Indenture to the Indenture dated August 15, 1997 among
      Outdoor Communications, Inc., certain of its subsidiaries and First Union
      National Bank, as Trustee, dated as of March 2, 200. Previously filed as
      Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-30242) filed on May 14,
      2000 and incorporated herein by reference.

4.40  Supplemental Indenture to the Indenture dated September 25, 1997 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of December 31, 2000. Previously filed as Exhibit 4.40 to Lamar Advertising Company's Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-30242) filed on March
      23, 2001 and incorporated herein by reference.

4.41  Supplemental Indenture to the Indenture dated November 15, 1996 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of December 31, 2000. Previously filed as Exhibit 4.41 to Lamar Advertising Company's Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-30242) filed on March
      23, 2001 and incorporated herein by reference.

4.42  Supplemental Indenture to the Indenture dated August 15, 1997 among
      Outdoor Communications, Inc., certain of its subsidiaries and First Union
      National Bank, as Trustee, dated as of December 31, 2000. Previously filed as Exhibit 4.42 to Lamar Advertising Company's Annual Report on Form 10-K for the period ended December 31, 2000 (File No. 0-30242) filed on March
      23, 2001 and incorporated herein by reference.

4.43  Supplemental Indenture to the Indenture dated November 15, 1996 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 30, 2001. Previously filed as Exhibit 4.1 to Lamar Advertising Company's Quarterly Report on Form
      10-Q for the period ended September 30, 2001 (File No. 0-30242) filed on
      November 13, 2001 and incorporated herein by reference.

4.44  Supplemental Indenture to the Indenture dated August 15, 1997 among
      Outdoor Communications, Inc., certain of its subsidiaries and First Union
      National Bank, as Trustee, dated as of August 30, 2001. Previously filed as Exhibit 4.2 to Lamar Advertising Company's Quarterly Report on Form
      10-Q for the period ended ended September 30, 2001 (File No. 0-30242) filed on November 13, 2001 and incorporated herein by reference.

4.45  Supplemental Indenture to the Indenture dated September 25, 1997 among
      Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated as of August 30, 2001. Previously filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly Report on Form
      10-Q for the period ended ended September 30, 2001 (File No. 0-30242) filed on November 13, 2001 and incorporated herein by reference.

      4.46 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of April 9,
            2001. Previously filed as Exhibit 4.1 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended June 30, 2001
            (File No. 0-30242) filed on August 13, 2001 and incorporated herein by reference.

      4.47  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated as of April 9, 2001.
            Previously filed as Exhibit 4.2 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended June 30, 2001
            (File No. 0-30242) filed on August 13, 2001 and incorporated herein by reference.

      4.48 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of April 9,
            2001. Previously filed as Exhibit 4.3 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended June 30, 2001
            (File No. 0-30242) filed on August 13, 2001 and incorporated herein by reference.

      4.49 Supplemental Indenture to the Indenture dated November 15, 1996 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of March 15,
            2001. Previously filed as Exhibit 4.1 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended March 31, 2001
            (File No. 0-30242) filed on May 14, 2001 and incorporated herein by reference.

      4.50  Supplemental Indenture to the Indenture dated August 15, 1997 among
            Outdoor Communications, Inc., certain of its subsidiaries and First
            Union National Bank, as Trustee, dated as of March 15, 2001.
            Previously filed as Exhibit 4.2 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended March 31, 2001
            (File No. 0-30242) filed on May 14, 2001 and incorporated herein by reference.

      4.51 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
            Street Bank and Trust Company, as Trustee, dated as of March 15,
            2001. Previously filed as Exhibit 4.3 to Lamar Advertising Company's
            Quarterly Report on Form 10-Q for the period ended March 31, 2001
            (File No. 0-30242) filed on May 14, 2001 and incorporated herein by reference.

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

      10.5* 1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the
            Company's Quarterly Report on Form 10-Q (File No. 0-30242), for the period ended June 30, 2000 filed on August 11, 2000 and incorporated herein by reference.

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

      10.17 Amendment No. 4 to Credit Agreement dated as of March 31, 1998, between Lamar Advertising Company, certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March
             31, 1998 (File No. 1-12407), and incorporated herein by reference.

      10.18  Second Amended and Restated Stock Purchase Agreement dated as of
             August 11, 1999 among the Company, Lamar Media Corp., Chancellor
             Media Corporation of Los Angeles and Chancellor Mezzanine Holdings
             Corporation. Previously filed as Appendix A to the Company's
             Schedule 14C Information Statement filed on August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules and Annexes A and B referred to in the Second Amended and Restated Stock Purchase Agreement are omitted.
             The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

      10.19  Bank Credit Agreement dated August 13, 1999, between Lamar Media
             Corp., certain of its subsidiaries, the lenders party thereto and The Chase Manhattan Bank, as administrative agent. Previously filed as Exhibit 10.1 to Lamar Advertising Company's Quarterly Report on
             Form 10-Q for the period ended September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

      10.20  Assumption Agreement dated as of July 20, 1999 is by and among Lamar
             Advertising Company, Lamar Media Corp., and the direct and indirect subsidiaries of such corporations. Previously filed as Exhibit 10.4 to Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-030242) filed on
             November 12, 1999 and incorporated herein by reference.

      10.21  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Lamar Florida, Inc. in favor of The Chase
             Manhattan Bank, as Administrative Agent dated December 23, 1999.
             Previously filed

             as Exhibit 10.23 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1999, (File No. 1-12407), and incorporated herein by reference.

     10.22*  2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to
             Lamar Advertising Company's Quarterly Report on Form 10-Q for the
             period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

      10.23  Series A-1 Incremental Loan Agreement among Lamar Advertising Company,
             Lamar Media Corp. and certain of its subsidiaries, the Series A-1
             Lenders and the Chase Manhattan Bank, as Administrative Agent, dated as of May 31, 2000. Previously filed as exhibit 10.4 to Lamar
             Advertising Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

      10.24  Series A-2 and B-1 Incremental Loan Agreement among Lamar Advertising
             Company, Lamar Media Corp. and certain of its subsidiaries, the Series
             A-2 and B-1 Lenders and the Chase Manhattan Bank, as Administrative
             Agent, dated as of June 22, 2000. Previously filed as exhibit 10.4 to
             Lamar Advertising Company's Quarterly Report on Form 10-Q for the
             period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

      10.25 Amendment No. 1 to Credit Agreement and Guaranty and Pledge Agreement dated as of April 10, 2000 in respect of (i) the Credit Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary
             Guarantors party thereto, the lenders party thereto, and The Chase
             Manhattan Bank, as Administrative Agent, and (ii) the Guaranty and
             Pledge Agreement dated as of September 15, 1999 between Lamar
             Advertising Company and The Chase Manhattan Bank. Previously filed as
             Exhibit 10.27 to Lamar Advertising Company's Annual Report on Form
             10-K for the period ended December 31, 2000 (File No. 0-30242) filed on March 23, 2001 and incorporated herein by reference.

      10.26 Amendment No. 2 to Credit Agreement and Guaranty and Pledge Agreement dated as of January 30, 2001 in respect of (i) the Credit Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary
             Guarantors party thereto, the lenders party thereto, and The Chase
             Manhattan Bank, as Administrative Agent, and (ii) the Guaranty and
             Pledge Agreement dated as of September 15, 1999 between Lamar
             Advertising Company and The Chase Manhattan Bank. Previously filed as
             Exhibit 10.28 to Lamar Advertising Company's Annual Report on Form
             10-K for the period ended December 31, 2000 (File No. 0-30242) filed on March 23, 2001 and incorporated herein by reference.

      10.27  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Lamar Ohio Outdoor Holding Corp. in favor of The
             Chase Manhattan Bank, as Administrative Agent dated September 13,
             2000. Previously filed as Exhibit 10.1 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 2000, (File
             No. 0-30242) filed on November 14, 2000, and incorporated herein by reference.

      10.28  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Outdoor West, Inc. of Georgia and Outdoor West,
             Inc. of Tennessee in favor of The Chase Manhattan Bank, as
             Administrative Agent dated December 23, 1999. Previously filed as
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 2000, (File No. 0-30242) filed on August 11,
             2000, and incorporated herein by reference.

      10.29  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Lamar Advan, Inc. in favor of The Chase Manhattan
             Bank, as Administrative Agent dated March 2, 2000. Previously filed as
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
             quarter ended March 31, 2000, (File No. 0-30242) filed on May 15,
             2000, and incorporated herein by reference.

      10.30  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Texas Logos, L.P., in favor of The Chase Manhattan
             Bank, as Administrative Agent dated December 31, 2000. Previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for
             the year ended December 31, 2000 (File No. 0-3-242) filed on March 23,
             2001 and incorporated herein by reference.

      10.31  Amendment No. 2 to dated as of December 20, 2001 to the Credit
             Agreement dated as of August 13, 1999 between Lamar Media Corp., the
             Subsidiary Guarantors party thereto, the lenders party thereto, and JP
             Morgan Chase Bank (formerly known as The Chase Manhattan Bank), as
             Administrative Agent. Filed herewith.

      10.32  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Maine Logos, L.L.C. in favor of The Chase Manhattan
             Bank, as Administrative Agent dated August 30, 2001. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended September 30, 2001, (File No. 0-30242) filed on November
             13, 2001, and incorporated herein by reference.

      10.33  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Lamar Bellows

             Outdoor Advertising, Inc. in favor of The Chase Manhattan Bank, as
             Administrative Agent dated April 9, 2001. Previously filed as
             Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, (File No. 0-30242) filed on August 13,
             2001, and incorporated herein by reference.

      10.34  Joinder Agreement to the Lamar Media Corp. Credit Agreement dated
             August 13, 1999 by Lamar Hardy Outdoor Corporation in favor of The
             Chase Manhattan Bank, as Administrative Agent dated March 15, 2001.
             Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, (File No.
             0-30242) filed on May 14, 2001, and incorporated herein by reference.

      11.1 Statement regarding computation of per share earnings. Filed herewith.

      21.1   Subsidiaries of the Company. Filed herewith.

      23.1   Consent of KPMG LLP. Filed herewith.

* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.