Form 10-Q
period 2002-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2002-11-13
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the period ended September 30, 2002
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from                 to
                                       ---------------    ---------------

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of November 5, 2002: 85,037,311

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of November 5, 2002: 16,417,073

The number of shares of Lamar Media Corp. common stock outstanding as of November 5, 2002: 100

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY (i) LAMAR ADVERTISING COMPANY AND
(ii) LAMAR MEDIA CORP. (WHICH IS A WHOLLY-OWNED SUBSIDIARY OF LAMAR ADVERTISING COMPANY). LAMAR MEDIA CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH INSTRUCTION.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Quarterly Report on Form 10-Q of Lamar Advertising Company and Lamar Media Corp. contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements regarding the Company's and Lamar Media's anticipated performance in 2002. In addition, the outcome of pending motions or appeals, if any, related to litigation discussed herein is unknown.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's and Lamar Media's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

o the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

o        the Company's ability to renew expiring contracts at favorable rates;

o the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

o risks and uncertainties relating to the Company's significant indebtedness;

o the Company's need for and ability to obtain additional funding for acquisitions or operations; and

o        the regulation of the outdoor advertising industry.

For a further description of these and other risks and uncertainties, the Company encourages you to carefully read the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2001 of the Company and Lamar Media (the "2001 Combined Form 10-K") under the caption "Factor Affecting Future Operating Results" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 21, 2002.

The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this report, and Lamar Advertising Company and Lamar Media undertake no obligation to update or revise the statements, except as may be required by law.

                                    CONTENTS

                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

         Lamar Advertising Company

            Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001             1

            Condensed Consolidated Statements of Operations for the three months ended
             September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001                   2

            Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2002 and 2001                                                                     3

            Notes to Condensed Consolidated Financial Statements                                         4 - 7

        Lamar Media Corp.

            Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001             8

            Condensed Consolidated Statements of Operations for the three months ended
             September 30, 2002 and 2001 and nine months ended September 30, 2002 and 2001                   9

            Condensed Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2002 and 2001                                                                    10

            Notes to Condensed Consolidated Financial Statements                                            11

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations      12 - 15

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risks                                     16

ITEM 4.     Controls and Procedures                                                                         16

PART II - OTHER INFORMATION

ITEM 6.     Exhibits and Reports on Form 8-K                                                                17

            Signatures                                                                                      17

            Certifications                                                                             18 - 19

            Index to Exhibits                                                                               20

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                           September 30,   December 31,
ASSETS                                                                                         2002            2001
------                                                                                     ------------    ------------
Current assets:
     Cash and cash equivalents                                                             $     58,646    $     12,885
     Receivables, net                                                                           102,877          95,135
     Prepaid expenses                                                                            41,344          27,176
     Other current assets                                                                        12,318           8,019
                                                                                           ------------    ------------
       Total current assets                                                                     215,185         143,215
                                                                                           ------------    ------------

Property, plant and equipment                                                                 1,824,868       1,777,399
     Less accumulated depreciation and amortization                                            (522,405)       (451,686)
                                                                                           ------------    ------------
       Net property plant and equipment                                                       1,302,463       1,325,713
                                                                                           ------------    ------------

Intangible assets                                                                             2,192,081       2,179,475
Other assets - non-current                                                                       18,797          17,304
                                                                                           ------------    ------------

        Total assets                                                                       $  3,728,526    $  3,665,707
                                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                $      7,909    $     10,048
     Current maturities of long-term debt                                                       114,244          66,559
     Accrued expenses                                                                            32,480          33,674
     Deferred income                                                                             15,360          11,618
                                                                                           ------------    ------------
        Total current liabilities                                                               169,993         121,899
                                                                                           ------------    ------------

Long-term debt                                                                                1,710,697       1,745,026
Deferred income taxes                                                                           118,229         118,837
Other liabilities                                                                                 7,937           7,724
                                                                                           ------------    ------------

        Total liabilities                                                                     2,006,856       1,993,486
                                                                                           ------------    ------------

Stockholders' equity:
     Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized
        5,720 shares; 5,719 shares issued and outstanding at 2002 and 2001                           --              --
     Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares
        authorized; 0 shares issued and outstanding at 2002 and 2001                                 --              --
     Class A common stock, par value $.001, 175,000,000 shares authorized, 85,020,286
        and 82,899,800 shares issued and outstanding at 2002 and 2001, respectively                  85              83
     Class B common stock, par value $.001, 37,500,000 shares authorized, 16,417,073
        and 16,611,835 shares issued and outstanding at 2002 and 2001, respectively                  16              17
     Additional paid-in capital                                                               2,035,245       1,963,065
     Accumulated deficit                                                                       (313,676)       (290,944)
                                                                                           ------------    ------------
        Stockholders' equity                                                                  1,721,670       1,672,221
                                                                                           ------------    ------------

        Total liabilities and stockholders' equity                                         $  3,728,526    $  3,665,707
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                    Three Months Ended                 Nine Months Ended
                                                        September 30,                    September 30,
                                                    2002            2001              2002             2001
                                               -------------    -------------    -------------    -------------
Net revenues                                   $     201,918    $     188,267    $     580,985    $     550,440
                                               -------------    -------------    -------------    -------------

Operating expenses (income)
        Direct advertising expenses                   71,685           64,593          205,544          187,444
        General and administrative expenses           42,325           37,552          122,948          111,684
        Depreciation and amortization                 70,268           89,399          206,769          263,629
        (Gain) Loss on disposition of assets             (33)             311             (203)            (708)
                                               -------------    -------------    -------------    -------------
                                                     184,245          191,855          535,058          562,049
                                               -------------    -------------    -------------    -------------

        Operating income (loss)                       17,673           (3,588)          45,927          (11,609)

Other expense (income)
        Interest income                                 (387)            (100)            (774)            (522)
        Interest expense                              27,182           30,409           81,199           99,161
                                               -------------    -------------    -------------    -------------
                                                      26,795           30,309           80,425           98,639
                                               -------------    -------------    -------------    -------------

Loss before income tax benefit                        (9,122)         (33,897)         (34,498)        (110,248)

Income tax benefit                                    (3,134)          (9,536)         (12,039)         (31,197)
                                               -------------    -------------    -------------    -------------

Net loss                                              (5,988)         (24,361)         (22,459)         (79,051)

Preferred stock dividends                                 91               91              273              273
                                               -------------    -------------    -------------    -------------

Net loss applicable to common stock            $      (6,079)   $     (24,452)   $     (22,732)   $     (79,324)
                                               =============    =============    =============    =============

Loss per common share - basic and diluted:     $        (.06)   $        (.25)   $        (.23)   $        (.81)
                                               =============    =============    =============    =============

Weighted average common shares
  outstanding                                    101,377,147       99,163,065      100,965,349       98,328,027
Incremental common shares from dilutive
  stock options                                           --               --               --               --
Incremental common shares from
   convertible debt                                       --               --               --               --
                                               -------------    -------------    -------------    -------------
Weighted average common shares
   assuming dilution                             101,377,147       99,163,065      100,965,349       98,328,027
                                               =============    =============    =============    =============

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2002         2001
                                                                ---------    ---------
Cash flows from operating activities:
    Net loss                                                    $ (22,459)   $ (79,051)
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
       Depreciation and amortization                              206,769      263,629
       Gain on disposition of assets                                 (203)        (708)
       Deferred tax benefit                                        (7,661)     (32,214)
       Provision for doubtful accounts                              6,378        5,495
    Changes in operating assets and liabilities:
       (Increase) decrease in:
          Receivables                                             (12,208)     (21,325)
          Prepaid expenses                                        (12,753)     (11,139)
          Other assets                                             (4,559)       3,442
       Increase (decrease) in:
          Trade accounts payable                                   (2,139)       3,210
          Accrued expenses                                         (1,150)     (15,935)
          Other liabilities                                           (43)         178
          Deferred income                                           3,524        2,426
                                                                ---------    ---------
             Net cash provided by operating activities            153,496      118,008
                                                                ---------    ---------

Cash flows from investing activities:
    Acquisition of new markets                                    (74,041)    (274,560)
    Capital expenditures                                          (56,938)     (59,958)
    Proceeds from disposition of assets                             2,048        3,906
                                                                ---------    ---------
             Net cash used in investing activities               (128,931)    (330,612)
                                                                ---------    ---------

Cash flows from financing activities:
    Debt issuance costs                                            (1,076)          --
    Net proceeds from issuance of common stock                     12,697       51,711
    Principal payments on long-term debt                          (50,192)     (35,159)
    Net borrowings under credit agreements                         60,000      130,000
    Increase in notes payable                                          40           --
    Dividends                                                        (273)        (273)
                                                                ---------    ---------
             Net cash provided by financing activities             21,196      146,279
                                                                ---------    ---------

    Net increase (decrease) in cash and cash equivalents           45,761      (66,325)

    Cash and cash equivalents at beginning of period               12,885       72,340
                                                                ---------    ---------
    Cash and cash equivalents at end of period                  $  58,646    $   6,015
                                                                ---------    ---------

Supplemental disclosures of cash flow information:
    Cash paid for interest                                      $  85,252    $ 104,151
                                                                =========    =========
    Cash paid for state and federal income taxes                $     481    $     798
                                                                =========    =========
    Common stock issuance related to acquisitions               $  56,100    $  29,000
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

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the 2001 Combined Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

2.       Acquisitions

On January 1, 2002, the Company purchased the stock of Delite Outdoor of Ohio Holdings, Inc. for $38,000. The purchase price consisted of 963,488 shares of Lamar Advertising Class A common stock.

On January 8, 2002, the Company purchased the assets of MC Partners for a cash purchase price of approximately $15,313.

On May 31, 2002, the Company purchased the assets of American Outdoor Advertising, Inc. for $15,725. The purchase price consisted of 349,376 shares of Lamar Advertising Class A common stock as well as approximately $725 in cash.

During the nine months ended September 30, 2002, the Company completed 56 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $58,003 and the issuance of 92,600 shares of Lamar Advertising Class A common stock valued at $3,100.

Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

                                                 Property,
                                   Current         Plant &                       Other         Other        Current      Long-term
                                   Assets        Equipment      Goodwill      Intangibles     Assets      Liabilities   Liabilities
                                   -------       ---------      --------      -----------     ------      -----------   -----------
Delite Outdoor of Ohio Holdings        972         10,048        14,324         21,640           --           742            8,242
MC Partners                            245          2,563         5,523          9,363           --            40            2,341
American                               725          8,388            --          6,612           --            --               --
Other                                  790         11,949        22,718         26,701        1,769           469            2,355
                                     -----         ------        ------         ------        -----         -----           ------
                                     2,732         32,948        42,565         64,316        1,769         1,251           12,938
                                     =====         ======        ======         ======        =====         =====           ======

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)



Summarized below are certain unaudited pro forma statements of operations data for the three months and nine months ended September 30, 2002 and September 30, 2001 as if each of the above acquisitions and the acquisitions occurring in 2001, which were fully described in the 2001 Combined Form 10-K, had been consummated as of January 1, 2001. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                  Three Months ended        Nine Months ended
                                                     September 30,             September 30,
                                                   2002         2001         2002        2001
                                                ---------    ---------    ---------    ---------
Net revenues                                    $ 202,042    $ 194,090    $ 583,860    $ 573,327
                                                =========    =========    =========    =========

Net loss applicable to common stock             $  (6,140)   $ (25,042)   $ (23,312)   $ (83,525)
                                                =========    =========    =========    =========

Net loss per share applicable to common stock   $    (.06)   $    (.25)   $    (.23)   $    (.84)
                                                =========    =========    =========    =========


3.       Goodwill and Other Intangible Assets - Adoption of Statement 142

The following is a summary of intangible assets at September 30, 2002 and December 31, 2001.

                                   Estimated Life
Amortizable Intangible Assets:        (Years)           2002            2001
-----------------------------      --------------    -----------    -----------
Debt issuance costs and fees           7 - 10        $    48,455    $    47,379
Customer lists and contracts           7 - 10            370,718        359,154
Non-compete agreements                 3 - 15             56,943         56,419
Site locations and other               5 - 15            949,701        897,450
                                                     -----------    -----------
                                                       1,425,817      1,360,402
  Accumulated Amortization                              (411,061)      (315,687)
                                                     -----------    -----------
  Net Amortizable Intangibles                        $ 1,014,756    $ 1,044,715
                                                     ===========    ===========

Unamortizable Intangible Assets:                          2002           2001
-------------------------------                      -----------    -----------
Goodwill                                             $ 1,430,960    $ 1,388,395
Accumulated Amortization                                (253,635)      (253,635)
                                                     -----------    -----------
  Net Unamortizable Intangibles                      $ 1,177,325    $ 1,134,760
                                                     ===========    ===========

The changes in the carrying amount of goodwill for the nine months ended September 30, 2002 are as follows:

                   Balance as of December 31, 2001     $1,388,395
                   Goodwill acquired during the year       42,565
                   Impairment losses                           --
                                                       ----------
                   Balance as of September 30, 2002    $1,430,960
                                                       ==========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


The following table illustrates the effect of the adoption of SFAS 142 on prior periods and its effect on the Company's earnings per share.

                                                 Three Months ended          Nine Months ended
                                                    September 30,               September 30,
                                                  2002          2001          2002           2001
                                               ----------    ----------    ----------    ----------

Reported net loss applicable to common stock   $   (6,079)   $  (24,452)   $  (22,732)   $  (79,324)
   Add: goodwill amortization, net of tax              --        17,838            --        52,615
                                               ----------    ----------    ----------    ----------
Adjusted net loss applicable to common stock   $   (6,079)   $   (6,614)   $  (22,732)   $  (26,709)
                                               ==========    ==========    ==========    ==========

Earnings per common share--basic and diluted
Reported net loss per common share             $     (.06)   $     (.25)   $     (.23)   $     (.81)
   Add: goodwill amortization per share                --           .18            --           .54
                                               ----------    ----------    ----------    ----------
Adjusted net loss per common share             $     (.06)   $     (.07)   $     (.23)   $     (.27)
                                               ==========    ==========    ==========    ==========

In accordance with SFAS No. 142 "Goodwill and Other Intangible Assets", which the Company adopted on January 1, 2002, the Company has conducted an impairment review of goodwill. Based upon the review, no impairment charge was required.

4.       Long-term Debt

On January 11, 2002, the Company activated $200,000 in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the outstanding balance of the revolving bank credit facility by $160,000 and approximately $10,000 was used for operations resulting in excess cash on hand of $30,000. Also, on January 30, 2002, JPMorgan Chase Bank issued a standby letter of credit of approximately $3,203 to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving credit facility. Effective March 31, 2002, in accordance with the Company's bank credit agreement, the Company began to make its scheduled quarterly principal payments of $15,750 and commitments under the revolving facility of the bank credit agreement began reducing by $8,750 quarterly. On September 30, 2002, the Company had $319,058 available under the revolving credit facility.

On September 25, 2002, the Company called for full redemption on October 25, 2002 of its outstanding 9.25% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74,073 for a redemption price equal to 104.625% of the principal amount of the Notes plus accrued interest to the redemption date of approximately $1,332. The Notes were called pursuant to the optional redemption provisions of the Notes and the related indenture applicable to optional redemptions. The Company used cash on hand to redeem the Notes. In the fourth quarter of 2002, the Company will record approximately $2,090, net of tax, as an expense related to the prepayment penalty of the Notes.

5.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the "Guarantors") are not included herein because the guarantees are full and unconditional, joint and several, and the only subsidiary that is not a guarantor is considered minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media's outstanding notes.

6.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earning per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 331,402 and 418,585 for three months ended September 30, 2002 and 2001, and 595,728 and 469,059 for the nine months ended September 30, 2002 and 2001, respectively.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


7.       New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and subsequently SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", after its adoption.

In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on January 1, 2002.

In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections ("Statement 145"). This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishments of Debt, and requires that all gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria in APB No. 30. Applying APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as to an extraordinary item. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item must be reclassified. The Company will adopt the provisions related to the rescission of SFAS No. 4 in the fourth quarter of 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("Statement 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt the provisions related to Statement No. 146 as of January 1, 2003.

8.         Commitments and Contingent Liabilities

In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. In October 2002, the Company filed a motion seeking the elimination or reduction of the punitive damages portion of the award. As of the date of this report, the court has not ruled on the Company's motion. If the ruling is adverse to the Company, the Company intends to appeal. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    September 30,    December 31,
ASSETS                                                                                  2002             2001
------                                                                              -------------    ------------
Current assets:
     Cash and cash equivalents                                                       $     58,646    $     12,885
     Receivables, net                                                                     102,477          93,043
     Prepaid expenses                                                                      41,344          27,176
     Other current assets                                                                  17,778          17,688
                                                                                     ------------    ------------
       Total current assets                                                               220,245         150,792
                                                                                     ------------    ------------

Property, plant and equipment                                                           1,824,868       1,777,399
     Less accumulated depreciation and amortization                                      (522,405)       (451,686)
                                                                                     ------------    ------------
       Net property plant and equipment                                                 1,302,463       1,325,713
                                                                                     ------------    ------------

Intangible assets                                                                       2,171,699       2,156,079
Other assets - non-current                                                                 18,255          16,580
                                                                                     ------------    ------------

        Total assets                                                                 $  3,712,662    $  3,649,164
                                                                                     ============    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Trade accounts payable                                                          $      7,909    $     10,048
     Current maturities of long-term debt                                                 114,244          66,559
     Accrued expenses                                                                      23,685          22,362
     Deferred income                                                                       15,360          11,618
                                                                                     ------------    ------------
        Total current liabilities                                                         161,198         110,587
                                                                                     ------------    ------------

Long-term debt                                                                          1,423,197       1,457,526
Deferred income taxes                                                                     128,692         127,241
Other liabilities                                                                           7,937           7,724
                                                                                     ------------    ------------

        Total liabilities                                                               1,721,024       1,703,078
                                                                                     ------------    ------------

Stockholder's equity:
     Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and
        outstanding at September 30, 2002 and December 31, 2001                                --              --
     Additional paid-in capital                                                         2,281,803       2,222,317
     Accumulated deficit                                                                 (290,165)       (276,231)
                                                                                     ------------    ------------
        Stockholder's equity                                                            1,991,638       1,946,086
                                                                                     ------------    ------------

        Total liabilities and stockholder's equity                                   $  3,712,662    $  3,649,164
                                                                                     ============    ============


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                            Three Months ended        Nine Months ended
                                               September 30,            September 30,
                                             2002         2001         2002         2001
                                          ---------    ---------    ---------    ---------
Net revenues                              $ 201,918    $ 188,267    $ 580,985    $ 550,440
                                          ---------    ---------    ---------    ---------

Operating expenses (income)
   Direct advertising expenses               71,685       64,593      205,544      187,444
   General and administrative expenses       42,253       37,481      122,738      111,502
   Depreciation and amortization             69,455       88,501      204,332      260,920
   (Gain) loss on disposition of assets         (33)         311         (203)        (708)
                                          ---------    ---------    ---------    ---------
                                            183,360      190,886      532,411      559,158
                                          ---------    ---------    ---------    ---------

   Operating income (loss)                   18,558       (2,619)      48,574       (8,718)

Other expense (income)
   Interest income                             (387)        (100)        (774)        (522)
   Interest expense                          23,408       26,635       69,878       89,098
                                          ---------    ---------    ---------    ---------
                                             23,021       26,535       69,104       88,576
                                          ---------    ---------    ---------    ---------

Loss before income tax benefit               (4,463)     (29,154)     (20,530)     (97,294)

Income tax benefit                           (1,318)      (7,720)      (6,596)     (26,238)
                                          ---------    ---------    ---------    ---------

Net loss                                  $  (3,145)   $ (21,434)   $ (13,934)   $ (71,056)
                                          =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                       2002        2001
                                                                    ---------    ---------
Cash flows from operating activities:
        Net loss                                                    $ (13,934)   $ (71,056)
        Adjustments to reconcile net loss to net cash provided by
           operating activities:
           Depreciation and amortization                              204,332      260,920
           Gain on disposition of assets                                 (203)        (708)
           Deferred tax benefit                                        (2,218)     (27,256)
           Provision for doubtful accounts                              6,378        5,495
        Changes in operating assets and liabilities:
           (Increase) decrease in:
              Receivables                                             (13,652)     (21,369)
              Prepaid expenses                                        (12,753)     (11,139)
              Other assets                                             (4,740)      (3,100)
           Increase (decrease) in:
              Trade accounts payable                                   (2,139)       3,210
              Accrued expenses                                          1,368      (18,279)
              Other liabilities                                           (43)         178
              Deferred income                                           3,524        2,426
                                                                    ---------    ---------
                 Net cash provided by operating activities            165,920      119,322
                                                                    ---------    ---------

Cash flows from investing activities:
        Acquisition of new markets                                    (74,041)    (272,436)
        Capital expenditures                                          (56,938)     (59,958)
        Proceeds from disposition of assets                             2,048        3,906
                                                                    ---------    ---------
                 Net cash used in investing activities               (128,931)    (328,488)
                                                                    ---------    ---------

Cash flows from financing activities:
        Debt issuance costs                                            (1,076)          --
        Contribution from parent                                           --       48,000
        Principal payments on long-term debt                          (50,192)     (35,159)
        Increase in notes payable                                          40           --
        Net borrowings under credit agreements                         60,000      130,000
                                                                    ---------    ---------
                 Net cash provided by financing activities              8,772      142,841
                                                                    ---------    ---------

        Net increase (decrease) in cash and cash equivalents           45,761      (66,325)
        Cash and cash equivalents at beginning of period               12,885       72,340
                                                                    ---------    ---------
        Cash and cash equivalents at end of period                  $  58,646    $   6,015
                                                                    ---------    ---------

Supplemental disclosures of cash flow information:
        Cash paid for interest                                      $  70,159    $  94,717
                                                                    =========    =========
        Cash paid for state and federal income taxes                $     481    $     798
                                                                    =========    =========
        Parent company stock contributed for acquisitions           $  56,100    $  29,000
                                                                    =========    =========

Noncash Financing Activity:
        Note payable converted to contributed capital               $      --    $ 287,500
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

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in the 2001 Combined Form 10-K.

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 4, 5, 7 and 8 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in the section of this report on Form 10-Q entitled "Note Regarding Forward-Looking Statements" and described in the 2001 Combined 10-K under the caption "Factors Affecting Future Operating Results." You should consider carefully each of these risks and uncertainties in evaluating the Company's and Lamar Media's financial condition and results of operations.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of Lamar Advertising Company for the nine months and three months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

RESULTS OF OPERATIONS

We use EBITDA (earnings before interest, taxes, depreciation and amortization) as one measure to evaluate the operating performance of our business. EBITDA is not a measure of performance under generally accepted accounting principles and should be considered in addition to, but not as an alternative to or superior to other measures of financial performance prepared in accordance with generally accepted accounting principles.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues increased $30.6 million or 5.5% to $581.0 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This increase was attributable to an increase in billboard net revenues of $24.8 million or 4.8% and a $2.1 million increase in logo sign revenue or 8.1%, and a $2.7 million increase in transit revenue, which represents a 78.4% increase over the prior year.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $29.4 million or 9.8% for the nine months ended September 30, 2002 as compared to the same period in 2001. This was primarily the result of additional operating expenses related to the operations of acquired outdoor advertising assets. Included in operating expenses for the nine months ended September 30, 2002 is a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In October 2002, the Company filed a motion seeking the elimination or reduction of the punitive damages portion of the award, which was $2.2 million. As of the date of this report, the court has not ruled on the Company's motion. If the ruling is adverse to the Company, the Company intends to appeal.

EBITDA increased $1.2 million to $252.5 million for the nine months ended September 30, 2002 from $251.3 million for the same period in 2001.

Depreciation and amortization expense decreased $56.8 million or 21.5% from $263.6 million for the nine months ended September 30, 2001 to $206.8 million for the nine months ended September 30, 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $57.5 million to $45.9 million for nine months ended September 30, 2002 compared to an operating loss of $11.6 million for the same period in 2001.

Interest expense decreased $18.0 million from $99.2 million for the nine months ended September 30, 2001 to $81.2 million for the same period in 2002 as a result of lower interest rates for the nine months ended September 30, 2002 as compared to the same period in 2001.

There was an income tax benefit of $12.0 million for the nine months ended September 30, 2002 as compared to an income tax benefit of $31.2 million for the same period in 2001. The decrease in income tax benefit of $19.2 million is primarily due to the increase in income before income taxes as a result of the Company's adoption of SFAS No. 142. The effective tax rate for the nine months ended September 30, 2002 was approximately 34.9%.

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 2002 of $22.5 million, as compared to a net loss of $79.1 million for the same period in 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues increased $13.7 million or 7.3% to $201.9 million for the three months ended September 30, 2002 as compared to the same period in 2001.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $11.9 million or 11.6% for the three months ended September 30, 2002 as compared to the same period in 2001, which includes a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In October 2002, the Company filed a motion seeking the elimination or reduction of the punitive damages portion of the award, which was $2.2 million. As of the date of this report, the court has not ruled on the Company's motion. If the ruling is adverse to the Company, the Company intends to appeal.

EBITDA increased $1.8 million or 2.1% to $87.9 million for the three months ended September 30, 2002 from $86.1 million for the same period in 2001.

For the three months ended September 30, 2002 same store net revenue increased 3.5% and same store billboard cash flow increased 1% as compared to the same period in 2001. Same store is defined by the Company as results of markets owned and operated for a period of more than 12 months.

Depreciation and amortization expense decreased $19.1 million or 21.4% from $89.4 million for the three months ended September 30, 2001 to $70.3 million for the three months ended September 30, 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $21.3 million to $17.7 million for three months ended September 30, 2002 from a $3.6 million loss for the same period in 2001.

Interest expense decreased $3.2 million from $30.4 million for the three months ended September 30, 2001 to $27.2 million for the same period in 2002 as a result of lower interest rates for the three months ended September 30, 2002 as compared to the same period in 2001.

There was an income tax benefit of $3.1 million for the three months ended September 30, 2002 as compared to an income tax benefit of $9.5 million for the same period in 2001. This change is primarily due to the increase in income before income taxes as a result of the Company's adoption of SFAS No. 142.

The Company recognized a net loss for the three months ended September 30, 2002 of $6.0 million, as compared to a net loss of $24.4 million for the same period in 2001.

The results for the three months ended September 30, 2002 were affected by the same factors as the nine months ended September 30, 2002. Reference is made to the discussion of the nine month results.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and revolving credit borrowings. Its acquisitions have been financed primarily with borrowed funds and the issuance of Class A common stock.

During the nine months ended September 30, 2002, the Company financed the cash portion of its acquisition activity of approximately $74.0 million with excess cash on hand. On January 11, 2002 the Company activated $200 million in new borrowings under the incremental facility of its bank credit agreement. The proceeds were used to reduce the balance of the revolving bank credit facility balance by $160 million and approximately $10 million was used for operations resulting in excess cash on hand of $30 million. Also on January 30, 2002, JPMorgan Chase issued a standby letter of credit of approximately $3.2 million to benefit American Casualty Insurance Company, the provider of the Company's general liability and workman's compensation coverage. This issuance reduces the Company's availability under its revolving bank credit facility. On March 31, 2002, in accordance with the Company's bank credit agreement, required quarterly principal payments of $15.75 million were made and commitments under the revolving facility of the bank credit agreement were reduced by $8.75 million per quarter. As of September 30, 2002 the Company had $319.1 million available under the revolving credit facility.

On September 25, 2002, the Company called for full redemption on October 25, 2002 of its outstanding 9.25% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74.1 million for a redemption price equal to 104.625% of the principal amount of the Notes plus accrued interest to the redemption date of approximately $1.3 million. The Notes were called pursuant to the optional redemption provisions of the Notes and the related indenture applicable to optional redemptions. The Company used cash on hand to redeem the Notes. In the fourth quarter of 2002, the Company will record approximately $2.1 million, net of tax, as an expense related to the prepayment penalty of the Notes.

The Company's net cash provided by operating activities increased $35.5 million for the nine months ended September 30, 2002 due primarily to a decrease in net loss of $56.6 million, an increase in cash provided from accounts receivable of $9.1 million and accrued expenses of $14.8 million. These changes were offset primarily by an increase in other assets of $8.0 million, an increase in prepaid expenses of $1.6 million, a decrease in accounts payable of $5.3 million and a decrease in noncash items of $30.9 million. The decrease in non cash items includes a decrease in depreciation and amortization of $56.9 million, offset by a decrease in the deferred income tax benefit of $24.6 million and an increase in the provision for doubtful accounts of $0.9 million. Net cash used in investing activities decreased $201.7 million from $330.6 million for the nine months ended September 30, 2001 to $128.9 million for the same period in 2002. This decrease was due to a $200.5 million decrease in acquisitions of new markets. Net cash provided by financing activities for the nine months ended September 30, 2002 is $21.2 million primarily due to $60.0 million in net borrowings under credit agreements and $12.7 million in proceeds from the issuance of common stock, offset by $50.2 million in scheduled principal payments of the Company's debt.

In the future the Company has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments which consists of various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates and have varying options to renew and to cancel. These commitments are detailed as follows:


                                                                      Payments Due by Period
                                                                          (in millions)
                                             Total            Less
           Contractual                  Obligations at       than 1     1 - 3      4 - 5     After 5
           Obligations                September 30, 2002      Year      Years      Years      Years
           -----------                ------------------     ------     -----     -------    -------
Long-Term debt                            $1,824.9            114.2     325.2     1,384.4        1.1
Billboard site and building leases           809.5             95.1     168.7       126.5      419.2
                                          --------           ------     -----     -------    -------
Total Payments due                        $2,634.4            209.3     493.9     1,510.9      420.3
                                          ========           ======     =====     =======    =======


                                                                      Amount of Commitment
                                                                      Expiration per Period
                                                                          (in millions)
                                         Total Amount        Less
           Other Commercial              Committed at        than 1     1 - 3      4 - 5    After 5
              Commitments             September 30, 2002      Year      Years      Years     Years
           ----------------           ------------------     ------     -----      -----    -------
Revolving credit facility (1)               $ 323.8            35.0     205.7       83.1        0.0
                                            =======          ------     -----      -----    -------
Standby Letter of Credit                    $   4.7             0.3       0.0        4.4        0.0
                                            =======          ======     =====      =====    =======

(1) The Company had no outstanding balance at September 30, 2002.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2002. All debt obligations are on the Company's balance sheet.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

We use EBITDA (earnings before interest, taxes, depreciation and amortization) as one measure to evaluate the operating performance of our business. EBITDA is not a measure of performance under generally accepted accounting principles and should be considered in addition to, but not as an alternative to or superior to other measures of financial performance prepared in accordance with generally accepted accounting principles.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues increased $30.6 million or 5.5% to $581.0 million for the nine months ended September 30, 2002 as compared to the same period in 2001. This increase was attributable to an increase in billboard net revenues of $24.8 million or 4.8%, a $2.1 million increase in logo sign revenue or 8.1% and a $2.7 million increase in transit revenue, which represents a 78.4% increase over the prior year.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $29.3 million or 9.8% for the nine months ended September 30, 2002 as compared to the same period in 2001. This was primarily the result of additional operating expenses related to the operations of acquired outdoor advertising assets. Included in operating expenses for the nine months ended September 30, 2002 is a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In October 2002, the Company filed a motion seeking the elimination or reduction of the punitive damages portion of the award, which was $2.2 million. As of the date of this report, the court has not ruled on the Company's motion. If the ruling is adverse to the Company, the Company intends to appeal.

EBITDA increased $1.2 million to $252.7 million for the nine months ended September 30, 2002 from $251.5 million for the same period in 2001.

Depreciation and amortization expense decreased $56.6 million or 21.7% from $260.9 million for the nine months ended September 30, 2001 to $204.3 million for the nine months ended September 30, 2002 as a result of Lamar Media's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $57.3 million to $48.6 million for nine months ended September 30, 2002 compared to an operating loss of $8.7 million for the same period in 2001.

Interest expense decreased $19.2 million from $89.1 million for the nine months ended September 30, 2001 to $69.9 million for the same period in 2002 as a result of lower interest rates for the nine months ended September 30, 2002 as compared to the same period in 2001.

There was an income tax benefit of $6.6 million for the nine months ended September 30, 2002 as compared to an income tax benefit of $26.2 million for the same period in 2001. This change is primarily due to the increase in income before income taxes as a result of Lamar Media's adoption of SFAS No. 142. The effective tax rate for the nine months ended September 30, 2002 was approximately 32.1%.

As a result of the above factors, Lamar Media recognized a net loss for the nine months ended September 30, 2002 of $13.9 million, as compared to a net loss of $71.1 million for the same period in 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net revenues increased $13.7 million or 7.3% to $201.9 million for the three months ended September 30, 2002 as compared to the same period in 2001.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $11.9 million or 11.6% for the three months ended September 30, 2002 as compared to the same period in 2001, which includes a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In October 2002, the Company filed a motion seeking the elimination or reduction of the punitive damages portion of the award, which was $2.2 million. As of the date of this report, the court has not ruled on the Company's motion. If the ruling is adverse to the Company, the Company intends to appeal.

EBITDA increased $1.8 million or 2.1% to $88.0 million for the three months ended September 30, 2002 from $86.2 million for the same period in 2001.

Depreciation and amortization expense decreased $19.0 million or 21.5% from $88.5 million for the three months ended September 30, 2001 to $69.5 million for the three months ended September 30, 2002 as a result of Lamar Media's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $21.2 million to $18.6 million for three months ended September 30, 2002 compared to an operating loss of $2.6 million for the same period in 2001.

Interest expense decreased $3.2 million from $26.6 million for the three months ended September 30, 2001 to $23.4 million for the same period in 2002 as a result of lower interest rates for the three months ended September 30, 2002 as compared to the same period in 2001.

There was a income tax benefit of $1.3 million for the three months ended September 30, 2002 as compared to an income tax benefit of $7.7 million for the same period in 2001. This change is primarily due to the increase in income before income taxes as a result of Lamar Media's adoption of SFAS No. 142.

As a result of the above factors, Lamar Media a recognized a net loss for the three months ended September 30, 2002 of $3.1 million, as compared to a net loss of $21.4 million for the same period in 2001.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly-owned subsidiary, Lamar Media Corp. The Company does not enter into market risk sensitive instruments for trading purposes. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2002.

Loans under Lamar Media's bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company and Lamar Media are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company's and Lamar Media's net income and total free cash flow.

At September 30, 2002, there was approximately $991 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 58% of the Company's and 70% of Lamar Media's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2002 with respect to borrowings under the bank credit agreement was approximately $32 million, and the weighted average interest rate applicable to borrowings under these credit facilities during the nine months ended September 30, 2002 was 3.97%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.97% rather than 3.97%), then the Company's and Lamar Media's September 30, 2002 interest expense would have been approximately $15 million higher resulting in a $9 million decrease in the Company's and Lamar Media's nine months ended September 30, 2002 net income and total free cash flow.

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

ITEM 4.

CONTROLS AND PROCEDURES.

a) Evaluation of disclosure controls and procedures. The Company's and Lamar Media's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's and Media's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this combined quarterly report, have concluded that, as of the Evaluation Date, the Company's and Lamar Media's disclosure controls and procedures were adequate and designed to ensure that the information required to be disclosed in the reports filed or submitted by the Company and Lamar Media under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b) Changes in internal controls. There were no significant changes in the internal controls of the Company or Lamar Media or in other factors that could significantly affect the Company's or Lamar Media's internal controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LAMAR ADVERTISING COMPANY

DATED:  November 12, 2002              BY: /s/ Keith A. Istre
                                       ----------------------
                                       Chief Financial and Accounting Officer,
                                       Treasurer and Director

                                       LAMAR MEDIA CORP.

DATED:  November 12, 2002              BY: /s/ Keith A. Istre
                                       ----------------------
                                       Chief Financial and Accounting Officer,
                                       Treasurer and Director

                                 CERTIFICATIONS

I, Kevin P. Reilly, Jr., certify that:

1. I have reviewed this combined quarterly report on Form 10-Q of Lamar Advertising Company and Lamar Media Corp.;

2. Based on my knowledge, this combined quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this combined quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this combined quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this combined quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this combined quarterly report is being prepared;

         b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this combined quarterly report (the "Evaluation Date"); and

         c) presented in this combined quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this combined quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: November 12, 2002      BY: /s/ Kevin P. Reilly, Jr.
                              ----------------------------
                              Kevin P. Reilly, Jr.
                              Chief Executive Officer, Lamar Advertising Company
                              Chief Executive Officer, Lamar Media Corp.

I, Keith A. Istre, certify that:

1. I have reviewed this combined quarterly report on Form 10-Q of Lamar Advertising Company and Lamar Media Corp.;

2. Based on my knowledge, this combined quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this combined quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this combined quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this combined quarterly report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this combined quarterly report is being prepared;

         b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this combined quarterly report (the "Evaluation Date"); and

         c) presented in this combined quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of registrants' board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this combined quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED: November 12, 2002      BY: /s/ Keith A. Istre
                              -----------------------
                              Keith A. Istre
                              Chief Financial Officer, Lamar Advertising Company
                              Chief Financial Officer, Lamar Media Corp.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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

3.5               Bylaws of the Lamar Advertising Company. Previously filed as
                  Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on
                  August 16, 1999 and incorporated herein by reference.

3.6 Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media's Quarterly Report on Form
                  10-Q for the period ended September 30, 1999 (File No.
                  1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1               Supplemental Indenture to the Indenture dated November 15,
                  1996 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August
                  16, 2002 delivered by Washington Logos, L.L.C. Filed herewith.

4.2 Supplemental Indenture to the Indenture dated August 15, 1997 among Outdoor Communications, Inc., certain of its subsidiaries and First Union National Bank, as Trustee, dated
                  August 16, 2002 delivered by Washington Logos, L.L.C. Filed herewith.

4.3               Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated August
                  16, 2002 delivered by Washington Logos, L.L.C. Filed herewith.

10.1              Joinder Agreement dated November 12, 2001 to the Lamar Media
                  Corp. Credit Agreement dated August 16, 2002 by Washington
                  Logos L.L.C. Filed herewith.

10.2 Amendment No. 4 dated as of October 23, 2002 in respect of the Credit Agreement dated as of August 13, 1999 between Lamar
                  Media Corp., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank (formerly known as The Chase Manhattan Bank), as Administrative Agent. Filed herewith.

99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Filed herewith.