Form 10-K
period 2002-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2003-03-26
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                   For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from                 to
                                       ---------------    ---------------

                         Commission File Number 0-30242
                            LAMAR ADVERTISING COMPANY

                         Commission File Number 1-12407
                                LAMAR MEDIA CORP.
           (Exact name of registrants as specified in their charters)

Delaware                                                                          72-1449411
Delaware                                                                          72-1205791
(State or other jurisdiction of  incorporation or organization)    (I.R.S. Employer Identification No)

5551 Corporate Blvd., Baton Rouge, LA                                               70808
(Address of principal executive offices)                                          (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                            Name of each Exchange
  Title of Each Class:                                       On Which Registered:
  --------------------                                      ---------------------
        None                                                          N/A

                     SECURITIES OF LAMAR ADVERTISING COMPANY
                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      Class A common stock, $.001 par value

                         SECURITIES OF LAMAR MEDIA CORP.
                REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

                REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether Lamar Advertising Company is an accelerated filer (as defined in Rule 126-2 under the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 126-2 under the Securities Exchange Act of 1934). Yes [ ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company as of June 28, 2002: $2,949,493,181

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of March 5, 2003: 85,677,059

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of March 5, 2003: 16,417,073

THIS COMBINED FORM 10-K IS SEPARATELY FILED BY (i) LAMAR ADVERTISING COMPANY AND
II) LAMAR MEDIA CORP. (WHICH IS A WHOLLY-OWNED SUBSIDIARY OF LAMAR ADVERTISING COMPANY). LAMAR MEDIA CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1) (a) AND (b) OF FORM 10-K AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH INSTRUCTION.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company's proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2003 are incorporated by reference into
Part III of this Form 10-K.

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

The forward-looking statements contained in this combined Annual Report on Form 10-K speak only as of the date of this combined Annual Report. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Annual Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Lamar Advertising Company, referred to herein as the Company or Lamar Advertising, is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. As of December 31, 2002, the Company owned and operated approximately 146,000 billboard advertising displays in 44 states, operated over 95,000 logo advertising displays in 21 states and the province of Ontario, Canada, and operated approximately 13,000 transit advertising displays in 16 states.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through its website, www.lamar.com, as soon as reasonably practicable after filing them with the Securities and Exchange Commission.

The three principal areas that make up the Company's business are:

         o Billboard advertising. The Company offers customers a fully integrated service, covering their billboard display requirements from ad copy production to placement and maintenance. The Company's billboard advertising displays are comprised of bulletins and posters. As a result of their greater impact and higher cost, bulletins are usually located on major highways. Posters are usually concentrated on major traffic arteries or on city streets to target pedestrian traffic.

         o Logo signs. The Company is the largest provider of logo sign services in the United States, operating 21 of the 26 privatized state logo sign contracts. Logo signs are erected near highway exits to direct motor traffic to service and tourist attractions, as well as to advertise gas, food, camping and lodging.

         o Transit advertising. The Company provides transit advertising in 41 transit markets. Transit displays appear on the exterior or interior of public transportation vehicles or stations, such as buses, trains, commuter rail, subways, platforms and terminals.

The Company's business has grown rapidly through a combination of internal growth and acquisitions. The Company's growth has been enhanced by strategic acquisitions that resulted in increased operating efficiencies, greater geographic diversification and increased market penetration. Historically, focus has been on small to mid-sized markets where acquisition opportunities have been pursued in order to establish a leadership position. Since January 1, 1997, the Company has successfully completed over 450 acquisitions of outdoor advertising businesses and assets. The Company's acquisitions have expanded its operations in major markets and it currently has a presence in 35 of the top 50 outdoor advertising markets in the United States. The Company's large national footprint gives it the ability to offer cross-market advertising opportunities to both local and national advertising customers.

The Company has been in operation since 1902 and completed a reorganization on July 20, 1999 to create a new holding company structure. At that time, Lamar Advertising Company was renamed Lamar Media Corp. and all its stockholders became stockholders in a new holding company. The new holding company then took the Lamar Advertising Company name and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.

STRATEGY

The Company's objective is to be a leading provider of outdoor advertising services in the markets it serves. The Company's strategy to achieve this goal includes the following elements:

Continue to provide high quality local sales and service. The Company seeks to identify and closely monitor the needs of its customers and to provide them with a full complement of high quality advertising services at a lower cost than competitive media. Local advertising constituted approximately 86% of its net revenues for the year ended December 31, 2002, which management believes is higher than the industry average. The Company believes that the experience of its regional and local managers has contributed greatly to its success. For example, the Company's regional managers have been with the Company for an average of 22 years. In an effort to provide high quality sales service at the local level, the Company employed 785 local account executives as of December 31, 2002. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of the central office, as well as offices in its other markets, in the event that business opportunities or customers' needs support such an allocation of resources.

Continue a centralized control and decentralized management structure. The Company's management believes that for its particular business, centralized control and a decentralized organization provides for greater economies of scale and is more responsive to local market demands. Therefore, the Company maintains centralized accounting and financial control over its local operations, but the local managers are responsible for the day-to-day operations in each local market and are compensated according to that market's financial performance.

Continue to focus on internal growth. Within its existing markets, the Company seeks to increase its revenue and improve its cash flow by employing highly targeted local marketing efforts to improve its display occupancy rates and by increasing advertising rates. This strategy is facilitated through its local offices, which allows the Company to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing displays and constructing new displays in order to provide high quality service to its current customers and to attract new advertisers. From January 1, 1997 to December 31, 2002, the Company has invested over $410 million in improvements to its existing displays and in constructing new displays.

Continue to pursue strategic acquisitions. The Company intends to enhance its growth by pursuing strategic acquisitions, which it anticipates will result in increased operating efficiencies, greater geographic diversification and increased market penetration. In addition to acquiring outdoor advertising assets in new markets, the Company purchases complimentary outdoor advertising assets within its existing markets or in contiguous markets. The Company believes that acquisitions offer opportunities for inter-market cross-selling. Although the advertising industry is becoming more consolidated, the Company believes there will be continuing opportunities for implementing its acquisition strategy given the industry's continued fragmentation among smaller advertising companies. From January 1, 2002 to December 31, 2002, the Company completed 75 acquisitions of advertising businesses and assets for an aggregate purchase price of approximately $135 million. Certain of the Company's principal acquisitions since January 1, 2002 are described below.

         Delite Outdoor of Ohio Holdings, Inc. On January 1, 2002, the Company purchased the stock of Delite Outdoor of Ohio Holdings, Inc. for $38 million. The purchase price consisted of 963,488 shares of Lamar Advertising Class A common stock.

         MC Partners On January 8, 2002, the Company purchased the assets of MC Partners for a cash purchase price of approximately $15.3 million.

         American Outdoor Advertising, Inc. On May 31, 2002, the Company purchased the assets of American Outdoor Advertising, Inc. for $15.7 million. The purchase price consisted of 349,376 shares of Lamar Advertising Class A common stock, as well as approximately $725 thousand in cash.

Continue to pursue other outdoor advertising opportunities. The Company plans to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, the Company plans to pursue additional tourist oriented directional sign programs in both the United States and Canada and also other motorist information signing programs as opportunities present themselves. In an effort to maintain market share, the Company has entered the transit advertising business through the operation of displays on bus shelters, benches and buses in 41 of its outdoor advertising markets.

COMPANY OPERATIONS

BILLBOARD ADVERTISING

INVENTORY:

The Company operates the following types of billboard advertising displays:

BULLETINS generally are 14 feet high and 48 feet wide (672 square feet) and consist of panels on which advertising copy is displayed. The advertising copy is printed with computer-generated graphics on a single sheet of vinyl that is wrapped around the structure. On occasion, to attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways.

POSTERS generally are 12 feet high by 25 feet wide (300 square feet) and are the most common type of billboard. Advertising copy for these posters consists of lithographed or silk-screened paper sheets supplied by the advertiser that are pasted and applied like wallpaper to the face of the display, or single sheets of vinyl with computer-generated advertising copy that are wrapped around the structure. Standardized posters are concentrated on major traffic arteries or on city streets and target pedestrian traffic.

For the year ended December 31, 2002, approximately 72% of the Company's billboard advertising net revenues were derived from bulletin sales and 28% from poster sales.

The physical structures on which the advertising displays are located are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See Item 2. - "Properties".

Bulletin space is generally sold as individually selected displays for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called showings, which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. Bulletin space is generally sold for 6 to 12 month periods. Poster space averages between 30 and 90 days.

PRODUCTION:

In the majority of the Company's markets, its local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company's creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company's artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new customers.

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

CATEGORIES OF BUSINESS:

The following table sets forth the top ten categories of business from which the Company derived its billboard advertising revenues for year ended December 31, 2002 and the respective percentages of such revenue. These categories accounted for approximately 71% of the Company's billboard advertising net revenues in the year ended December 31, 2002. No one advertiser accounted for more than 1% of the Company's billboard advertising net revenues in that period.


                                                   PERCENTAGE NET ADVERTISING
                    CATEGORIES                             REVENUES
               Restaurants                                     12%
               Retailers                                       10%
               Automotive                                      10%
               Hotels and Motels                                9%
               Gaming                                           6%
               Health Care                                      6%
               Service                                          5%
               Amusement - Entertainment/Sports                 5%
               Financial - Banks/Credit Unions                  4%
               Real Estate Companies                            4%
                                                           ------
                                                               71%

LOGO SIGNS

The Company entered the business of logo sign advertising in 1988. The Company is the largest provider of logo sign services in the United States, operating 21 of the 26 privatized state logo contracts. The Company operates over 28,000 logo sign structures containing over 95,000 logo advertising displays in the United States and Canada.

The Company has been awarded contracts to erect and operate logo signs in the province of Ontario, Canada and the following states:

Colorado           Kentucky               Missouri (1)           Ohio
Delaware           Maine                  Nebraska               Oklahoma
Florida            Michigan               Nevada                 South Carolina
Georgia            Minnesota              New Jersey             Texas
Kansas             Mississippi            New Mexico             Utah
                                                                 Virginia

----------

(1) The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

The Company also operates the tourism signing contracts for the states of Colorado, Kentucky, Michigan, Missouri, Nebraska, Nevada, New Jersey and Ohio, as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from five to ten years, with additional renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. At the end of the term of the contract, ownership of the structures is transferred to the state. Depending on the contract in question, the Company may or may not be entitled to compensation at the end of the contract term. Of the Company's logo sign contracts in place at December 31, 2002, three are due to terminate in 2003, one in September and two in December and two are subject to renewal in 2003, one in July and one in September. The Company also designs and produces logo sign plates for its customers throughout the country, as well as customers in states which have not yet privatized their logo sign programs.

TRANSIT ADVERTISING

The Company entered into the transit advertising business in 1993. The Company provides transit advertising on bus shelters, benches and buses in 41 transit markets. The Company's production staff provides a full range of creative and installation services to its transit advertising customers.

COMPETITION

BILLBOARD ADVERTISING

The Company competes in each of its markets with other outdoor advertisers, as well as other media, including broadcast and cable television, radio, print media and direct mail marketers. In addition, the Company also competes with a wide variety of out-of-home media, including advertising in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains and buses. Advertisers compare relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its relative cost efficiency and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

The outdoor advertising industry is fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although the advertising industry is becoming more consolidated, according to the Outdoor Advertising Association of America
(OAAA) as of December 31, 2002, there were approximately 600 companies in the outdoor advertising industry operating approximately 600,000 outdoor displays. In a number of its markets, the Company encounters direct competition from other major outdoor media companies, including Infinity Broadcasting Corp. (formerly Outdoor Systems, Inc.) and Clear Channel Communications, Inc. (formerly Eller Media Company) both of which may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets. However, certain of the Company's large competitors with other media assets such as radio and television have the ability to cross-sell their different advertising products to their customers.

LOGO SIGNS

The Company faces competition in obtaining new logo sign contracts and in bidding for renewals of expiring contracts. The Company faces competition from three other providers of logo signs in seeking state-awarded logo service contracts. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period. In marketing logo signs to advertisers, the Company competes with the other forms of out-of-home advertising described above.

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the HBA), regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires, as a condition to federal highway assistance, states to restrict billboards on such highways to commercial and industrial areas, and requires certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal at the owner's expense and without compensation of any illegal signs on such highways. The Company believes that the number of its billboards that may be subject to removal as illegal is immaterial. No state in which the Company operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

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

EMPLOYEES

The Company employed approximately 3,000 persons at December 31, 2002. Of these, approximately 107 were engaged in overall management and general administration at the Company's management headquarters and the remainder were employed in the Company's operating offices. Of the total employees, approximately 785 were direct sales and marketing personnel.

The Company has 14 local offices covered by collective bargaining agreements, consisting of billposters and construction personnel. The Company believes that its relations with its employees, including its 124 unionized employees, are good, and the Company has never experienced a strike or work stoppage.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

      NAME                                AGE                     TITLE
      ----                                ---                     -----
Kevin P. Reilly, Jr.                      48        Chairman, President and Chief Executive Officer

Keith A. Istre                            50        Chief Financial Officer and Treasurer

Sean E. Reilly                            41        Chief Operating Officer and President of the
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

Sean E. Reilly has been Chief Operating Officer and President of the Company's Outdoor Division since November 2001. He has been a director of the Company since 1999. He began working with the Company as Vice President of Mergers and Acquisitions in 1987 and served in that capacity until 1994. He also served as a director of the Company from 1989 to 1996. Mr. Reilly was the Chief Executive Officer of Wireless One, Inc., a wireless cable television company, from 1994 to 1997 after which he rejoined the Company as Vice President of Mergers and Acquisitions and President of the Company's real estate division, TLC Properties, Inc. Mr. Reilly received a B.A. from Harvard University in 1984 and a J.D. from Harvard Law School in 1989.

ITEM 2. PROPERTIES

The Company's 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. The Company occupies approximately 90% of the space in this facility and leases the remaining space. The Company owns 160 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 124 operating facilities at an aggregate lease expense for 2002 of approximately $3.8 million.

The Company owns approximately 3,300 parcels of property beneath outdoor structures. As of December 31, 2002, the Company had approximately 75,700 active outdoor site leases accounting for a total annual lease expense of approximately $132.3 million. This amount represented 18% of total outdoor advertising net revenues for that period. The Company's leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Since August 2, 1996, the Company's Class A common stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol LAMR. Prior to August 2, 1996, the day on which the Class A common stock was first publicly traded, there was no public market for the Class A common stock. As of March 5, 2003, the Class A common stock was held by 198 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.

                                                    HIGH               LOW
                                                   -------           -------
       Fiscal year ended December 31, 2001:
                First Quarter                      $ 49.38           $ 32.13
                Second Quarter                       46.78             34.13
                Third Quarter                        46.12             24.65
                Fourth Quarter                       42.55             28.70

       Fiscal year ended December 31, 2002:
                First Quarter                      $ 43.50           $ 33.35
                Second Quarter                       45.66             32.90
                Third Quarter                        37.72             25.48
                Fourth Quarter                       36.80             27.55

The Company's Class B common stock is not publicly traded and is held of record by members of the Reilly Family and the Reilly Family Limited Partnership.

The Company does not anticipate paying dividends on either class of its common stock in the foreseeable future. The Company's Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. In addition, the Company's new bank credit facility and other indebtedness have terms restricting the payment of dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

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

STATEMENT OF OPERATIONS DATA:
(Dollars in Thousands)

                                                                       For the Years Ended December 31,
                                                    2002             2001             2000             1999             1998
                                                ------------     ------------     ------------     ------------     ------------
Net revenues                                    $    775,682     $    729,050     $    687,319     $    444,135     $    288,588
                                                ------------     ------------     ------------     ------------     ------------
Operating expenses:
    Direct advertising expenses                      274,772          251,483          217,465          143,090           92,849
    General and administrative expenses              167,182          151,048          138,072           94,372           60,935
    Depreciation and amortization                    277,893          355,529          318,096          177,138           88,791
    Gain on disposition of assets                       (336)            (923)            (986)          (5,481)          (1,152)
                                                ------------     ------------     ------------     ------------     ------------
      Total operating expenses                       719,511          757,137          672,647          409,119          241,423
                                                ------------     ------------     ------------     ------------     ------------
Operating income (loss)                               56,171          (28,087)          14,672           35,016           47,165
                                                ------------     ------------     ------------     ------------     ------------
Other expense (income):
    Loss on early extinguishment of debt               5,850               --               --              298               --
    Interest income                                     (929)            (640)          (1,715)          (1,421)            (762)
    Interest expense                                 107,272          126,861          147,607           89,619           60,008
                                                ------------     ------------     ------------     ------------     ------------
      Total other expense                            112,193          126,221          145,892           88,496           59,246
                                                ------------     ------------     ------------     ------------     ------------
Loss before income taxes
    and cumulative effect of an accounting           (56,022)        (154,308)        (131,220)         (53,480)         (12,081)
    change
Income tax benefit                                   (19,694)         (45,674)         (37,115)          (9,712)            (191)
                                                ------------     ------------     ------------     ------------     ------------
Loss before cumulative effect of an
    accounting change                                (36,328)        (108,634)         (94,105)         (43,768)         (11,890)
Cumulative effect of an accounting change                 --               --               --             (767)              --
                                                ------------     ------------     ------------     ------------     ------------
Net loss                                             (36,328)        (108,634)         (94,105)         (44,535)         (11,890)
Preferred stock dividends                               (365)            (365)            (365)            (365)            (365)
                                                ------------     ------------     ------------     ------------     ------------
Net loss applicable to common stock             $    (36,693)    $   (108,999)    $    (94,470)    $    (44,900)    $    (12,255)
                                                ============     ============     ============     ============     ============
Loss per common share - basic
    and diluted:
Loss before accounting change                   $      (0.36)    $      (1.11)    $      (1.04)    $      (0.64)    $      (0.24)
Cumulative effect of a change in accounting
    principle                                             --               --               --            (0.01)              --
                                                ------------     ------------     ------------     ------------     ------------
Net loss                                        $      (0.36)    $      (1.11)    $      (1.04)    $      (0.65)    $      (0.24)
                                                ============     ============     ============     ============     ============
Other Data:
Adjusted EBITDA (1)                             $    333,728     $    326,519     $    331,782     $    206,673     $    134,804
Adjusted EBITDA margin(2)                                 43%              45%              48%              47%              47%

Cash flows provided by operating activities (3) $    237,017     $    190,632     $    177,601     $    110,551     $     72,498
Cash flows used in investing activities (3)     $   (155,763)    $   (382,471)    $   (435,595)    $   (950,650)    $   (535,217)
Cash flows (used in) provided by financing
    activities (3)                              $    (78,529)    $    132,384     $    321,933     $    719,903     $    584,070

BALANCE SHEET DATA (4)

Cash and cash equivalents                       $     15,610     $     12,885     $     72,340     $      8,401     $    128,597
Working capital (5)                                   95,922           27,261           72,526           43,112           96,205
Total assets (5)                                   3,888,106        3,671,652        3,642,844        3,209,270        1,415,361

Total debt (including current maturities)          1,994,433        1,811,585        1,738,280        1,615,781          876,532
Total long-term obligations (5)                    1,856,372        1,877,532        1,824,928        1,733,035          859,744
Stockholders' equity                               1,709,173        1,672,221        1,689,455        1,391,529          466,779

(1) Adjusted EBITDA is defined as operating income (loss) before depreciation and amortization and gain or loss on disposition of assets. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP). Adjusted EBITDA should not be considered in isolation or as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, as an indicator of the Company's operating performance or as measure of its liquidity. It is, however, a measurement that Company management believes is useful to evaluate the Company's operating performance as it reflects operating income before the impact of depreciation and amortization and gain or loss of disposition of assets, which can vary widely depending on non-operating activities. Adjusted EBITDA is also a measure that management believes is customarily used by financial analysts to evaluate the financial performance of companies in the media industry. The calculation of Adjusted EBITDA used by the Company may not be comparable to similarly titled measures used by other companies. Set forth below is a reconciliation of Adjusted EBITDA to operating income (loss):

                                                          Years ended December 31,
                                         2002          2001          2000          1999           1998
                                      ----------    ----------    ----------    ----------    ----------
Operating income (loss)               $   56,171    $  (28,087)   $   14,672    $   35,016    $   47,165
Depreciation and amortization            277,893       355,529       318,096       177,138        88,791
Gain on disposition of assets               (336)         (923)         (986)       (5,481)       (1,152)
                                      ----------    ----------    ----------    ----------    ----------
Adjusted EBITDA                       $  333,728    $  326,519    $  331,782    $  206,673    $  134,804
                                      ==========    ==========    ==========    ==========    ==========

(2) Adjusted EBITDA margin is defined as Adjusted EBITDA divided by net revenues.

(3) Cash flows from operating, investing, and financing activities are obtained from the Company's consolidated statements of cash flows prepared in accordance with GAAP.

(4)      As of the end of the period.

(5) Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including in particular, statements regarding the Company's anticipated performance for the first quarter of 2003. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in these forward-looking statements. These risks and uncertainties include, among others,
(1) the Company's significant indebtedness; (2) the continued popularity of outdoor advertising as an advertising medium; (3) the regulation of the outdoor advertising industry; (4) the Company's need for and ability to obtain additional funding for acquisitions or operations; (5) the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions; (6) the extent and length of the current economic downturn generally and the demand for advertising in particular; and (7) other factors, including those described below under the heading "Factors Affecting Future Operating Results", and elsewhere in this Annual Report. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company.

Since December 31, 2000, the Company has increased the number of outdoor advertising displays it operates by approximately 11% by completing over 180 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $466 million, which included the issuance of 2,130,464 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $85.1 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See "Liquidity and Capital Resources" below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Growth of the Company's business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. Capitalized expenditures were $78.4 million in 2002, $85.3 million in 2001 and $78.3 million in 2000. The following table presents a breakdown of capitalized expenditures for the past three years:

                                                              In Thousands
                                                     2002         2001        2000
                                                   ---------   ---------   ---------
             Billboard                             $  47,424   $  53,486   $  46,412
             Logos                                     6,605       8,222      10,595
             Transit                                   3,949       6,447       5,225
             Land and buildings                       13,761      10,115       9,824
             PP&E                                      6,651       7,050       6,248
                                                   ---------   ---------   ---------
                  Total capital expenditures       $  78,390   $  85,320   $  78,304
                                                   =========   =========   =========

CRITICAL ACCOUNTING POLICIES

The Company believes the following critical accounting policies effect its significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition - As discussed in Note 1 of the Notes to the Consolidated Financial Statements, the Company recognizes revenues as advertising services are provided. Advertising revenue is recorded net of agency commissions.

Intangible Assets - The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent goodwill of $1,178 million, site locations of $761 million and customer relationships of $176 million associated with the Company's acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to the future operating results of each acquisition and the anticipated future economic environment. If actual results differ from management's assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined.

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

         Allowance for Doubtful Accounts - The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company's allowance. Bad debt expense was $9 million, $8 million and $6 million or approximately 1% of net revenue for the years ended December 31, 2002, 2001 and 2000, respectively. If the future economic environment continues to decline, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

         Long-Lived Asset Recovery - Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company's total assets. Property, plant and equipment of $1,284 million and intangible assets of $989 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and anticipated future economic environment. If actual results differ from management's assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined.

         Goodwill Impairment - The Company had goodwill of $1,178 million as of December 31, 2002 and must perform an annual impairment analysis of goodwill or more frequently if events and circumstances indicate that the asset might be impaired. This analysis requires management to make assumptions as to the implied fair value of goodwill as compared to its carrying value. In conducting the impairment analysis, the Company determines implied fair value of goodwill utilizing quoted market prices of its Class A common stock, as well as discounted cash flow models before interest expense. These discounted cash flow models require management to make assumptions related to the future operating results of the Company and the anticipated future economic environment. Based upon the Company's review, no impairment charge was required upon the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," in January 2002 or at its annual test for impairment on December 31, 2002.

         Deferred Taxes - As of December 31, 2002, the Company has made the determination that its deferred tax assets of $146.9 million, the primary component of which is the Company's net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities of approximately $254.8 million that are anticipated to reverse during the carryforward period. Accordingly, the Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 9 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2002, 2001 and 2000:

                                                   Year ended December 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
Net revenues                                    100.0%       100.0%       100.0%
Operating expenses:
   Direct advertising expenses                   35.4         34.5         31.6
   General and administrative expenses           21.6         20.7         20.1
Depreciation and amortization                    35.8         48.9         46.3
Operating income (loss)                           7.2         (3.9)         2.1
Interest expense                                 13.8         17.4         21.5
Net loss                                         (4.7)       (14.9)       (13.7)
Adjusted EBITDA                                  43.0         44.8         48.3

Adjusted EBITDA is defined as operating income (loss) before depreciation and amortization and gain or loss on disposition of assets. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP). Adjusted EBITDA should not be considered in isolation or as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, as an indicator of the Company's operating performance or as measure of its liquidity. It is, however, a measurement that Company management believes is useful to evaluate the Company's operating performance as it reflects operating income before the impact of depreciation and amortization and gain or loss of disposition of assets, which can vary widely depending on non-operating activities. Adjusted EBITDA is also a measure that management believes is customarily used by financial analysts to evaluate the financial performance of companies in the media industry. The calculation of Adjusted EBITDA used by the Company may not be comparable to similarly titled measures used by other companies. Set forth below is a reconciliation of Adjusted EBITDA to operating income (loss):

                                            Year ended December 31,
                                     --------------------------------------
                                            (dollars in thousands)
                                        2002          2001          2000
                                     ----------    ----------    ----------
Operating income (loss)              $   56,171    $  (28,087)   $   14,672
Depreciation and amortization           277,893       355,529       318,096
Gain on disposition of assets              (336)         (923)         (986)
                                     ----------    ----------    ----------
Adjusted EBITDA                      $  333,728    $  326,519    $  331,782


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net revenues increased $46.6 million or 6.4% to $775.7 million for the year ended December 31, 2002 from $729.1 million for the same period in 2001. This increase was attributable primarily to (i) an increase in billboard net revenues of $38.3 million or 5.5%, (ii) a $2.6 million increase in logo sign revenue, which represents an increase of 7.3% over the prior year, and (iii) a $3.8 million increase in transit revenue, which represents an 81.7% increase over the prior year.

The increase in billboard net revenues of $38.3 million was significantly due to acquisition activity. During the two year period ending December 31, 2002, the Company acquired approximately $466.3 million of outdoor advertising assets within markets the Company previously operated. The aggregate net revenues of these acquired assets for the twelve-month period prior to acquisition was approximately $65 million. The acquisitions were completed at various intervals during 2001 and 2002 and the actual net revenues were included in the Company's performance at that time. Because of adverse economic conditions that existed in 2002, the Company's billboard net revenue growth came from acquisitions as described above.

The increase in logo sign revenue of $2.6 million was significantly due to price increases negotiated by the Company with the state of Virginia, which generated an increase in net revenue of $1.3 million as compared to the same period in 2001. The remaining increase of $1.3 million was generated by internal growth across various markets within the logo sign program.

The increase in transit revenue of $3.8 million was generated by internal growth resulting from changes in management and sales processes within the transit program.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $39.5 million or 9.8% to $442.0 million for the year ended December 31, 2002 from $402.5 million for the same period in 2001. There was a $36.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. The remaining $3.3 million increase in expenses is a result of increases in logo sign, transit and corporate overhead expenses.

As a result of the contributing factors discussed above, Adjusted EBITDA increased $7.2 million to $333.7 million for the year ended December 31, 2002 from $326.5 million for the same period in 2001. The definition of Adjusted EBITDA and other important information, including a reconciliation to operating income (loss), are set forth above. See "Results of Operations" on page 13.

Depreciation and amortization expense decreased $77.6 million or 21.8% from $355.5 million for the year ended December 31, 2001 to $277.9 million for the year ended December 31, 2002 as a result of the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $84.3 million to $56.2 million for year ended December 31, 2002 compared to an operating loss of $28.1 million for the same period in 2001.

On October 25, 2002, the Company's wholly-owned subsidiary, Lamar Media Corp., redeemed all of its outstanding 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74.1 million for a redemption price equal to 104.625% of the principal amount thereof plus accrued interest to the redemption date of approximately $1.3 million. In the fourth quarter of 2002, the Company recorded approximately $5.9 million as an expense related to the prepayment of the 9 1/4% Senior Subordinated Notes due 2007.

Interest expense decreased $19.6 million from $126.9 million for the year ended December 31, 2001 to $107.3 million for the year ended December 31, 2002 as a result of lower interest rates for the year ended December 31, 2002 as compared to the same period in 2001.

The increase in operating income and the decrease in interest expense described above resulted in a $98.3 million decrease in loss before income taxes. The decrease in loss before income taxes, resulted in a decrease in the income tax benefit of $26.0 million for the year ended December 31, 2002 over the same period in 2001. The effective tax rate for the year ended December 31, 2002 is 35.2%.

As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2002 of $36.3 million, as compared to a net loss of $108.6 million for the same period in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net revenues increased $41.7 million or 6.1% to $729.1 million for the year ended December 31, 2001 from $687.3 million for the same period in 2000. This increase was predominantly attributable to (i) an increase in billboard net revenues of $43.4 million or 6.7%, which was generated by acquisitions during 2001 and 2000, and (ii) a $2.7 million increase in logo sign revenue, which represents a 8.2% increase over the prior year, and (iii) offset by at $2.6 million decrease in transit revenue.

The increase in billboard net revenues of $43.4 million was due to acquisition activity. During the two year period ending December 31, 2001, the Company acquired approximately $876.8 million of outdoor advertising assets within markets the Company previously operated. The aggregate net revenues of these assets for the twelve-month period prior to acquisition was approximately $117 million.

The acquisitions were completed at various intervals during 2000 and 2001 and the actual net revenues were included in the Company's performance at that time. Because of adverse economic conditions that existed in 2001, the Company's billboard net revenue growth came from acquisitions as described above.

The increase in logo sign revenue of $2.7 million was due to both price increases negotiated by the Company with the state of Texas, which generated an increase in net revenue of $0.7 million as compared to the same period in 2000, and additional logo interchanges awarded in the state of Michigan, which generated an increase in net revenue of $0.5 million as compared to the same period in 2000. The remaining increase of $1.5 million was generated by internal growth across various markets within the logo sign program.

The decrease in transit revenue of $2.6 million was primarily caused by a decrease in net revenue of $2.2 million in the Company's Denver, Colorado market, as a result of a management problem and other sales processes issues, which were subsequently addressed by allocating additional management resources to this market and renegotiating certain contractual obligations to reduce required fixed payments.

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

As a result of these factors, Adjusted EBITDA decreased $5.3 million or 1.6% to $326.5 million for the year ended December 2001 from $331.8 million for the same period in 2000. The definition of Adjusted EBITDA and other important information, including a reconciliation to operating income (loss), are set forth above. See "Results of Operations" on page 13.

Depreciation and amortization expense increased $37.4 million or 11.8% from $318.1 million for the year ended December 31, 2000 to $355.5 million for the year ended December 31, 2001 as a result of an increase in capital assets resulting from the Company's recent acquisition activity.

Due to the above factors, operating income decreased $42.8 million or 291.2% from $14.7 million for the year ended December 31, 2000 to a $28.1 million operating loss for the year ended December 31, 2001.

Interest expense decreased $20.7 million from $147.6 million for the year ended December 31, 2000 to $126.9 million for the year ended December 31, 2001 as a result of declining interest rates for the year ended December 31, 2001 over the same period in 2000.

The decrease in operating income offset by the decrease in interest expense described above resulted in a $23.1 million increase in loss before income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company's wholly owned subsidiary, Lamar Media, is the borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of Lamar Advertising, therefore, must be funded by distributions from Lamar Media. The Company's acquisitions have been financed primarily with funds borrowed under the bank credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company's subsidiaries using the Company's Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.

The Company's net cash provided by operating activities increased to $237.0 million in fiscal 2002 due primarily to a decrease in net loss of $72.3 million offset by a decrease in noncash items of $42.6 million, which primarily includes a decrease in depreciation and amortization of $77.6 million offset by a decrease in deferred income tax benefit of $30.8 million, the loss on early extinguishment of debt of $2.4 million and an increase in the provision for doubtful accounts of $1.2 million as a result of an increase in bad debt expense of the same amount. In addition as compared to 2001, there was a decrease in receivables of $5.0 million, an increase in accrued expenses of $11.8 million and an increase in deferred income of $2.3 million. Net cash used in investing activities decreased $226.7 million from $382.5 million in 2001 to $155.8 million in 2002 primarily due to the decrease in merger and acquisition activity by the Company in 2002 of $222.9 million. There was also a $6.9 million decrease in capital expenditures and a decrease in proceeds from the sale of property and equipment of $1.5 million. Net cash used in financing activities increased to $78.5 million in fiscal 2002 due to a $73.6 million increase in principal payments of long-term debt due primarily to the redemption of the Lamar Media's 9 1/4% Senior Subordinated Notes. In addition, there was a $46.3 million decrease in proceeds from issuance of the Company's Class A common stock and an $80 million decrease in borrowings from credit agreements.

During the year ended December 31, 2002, the Company financed its acquisition activity of approximately $135.2 million with approximately $60.0 million in borrowings under the Company's old bank credit agreement and the issuance 1,405,464 shares of the Company's Class A common stock. During 2002, the Company paid off its outstanding revolver balance and made scheduled principal payments of approximately $66.6 million under the Company's old bank credit agreement. As of December 31, 2002, the Company had $309.6 million available under the old revolving bank credit facility.

The Company's wholly-owned subsidiary, Lamar Media Corp., replaced its old bank credit facility with a new bank credit facility on March 7, 2003. The new bank credit facility comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The new bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its new bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

                                                                        Payments Due by Period
                                                                            (in millions)
                                                              ------------------------------------------
                                              Balance at         Less
             Contractual                     December 31,        than 1          1 - 3           4 - 5          After 5
             Obligations                         2002            Year            Years           Years           Years
----------------------------------------     ------------     ----------      ----------      ----------      ----------
Long-Term Debt (1)                            $  1,994.4           259.7            60.8           638.1         1,035.8
Billboard site and building leases            $    783.0           103.0           168.3           127.2           384.5
                                              ----------      ----------      ----------      ----------      ----------
Total Payments due                            $  2,777.4           362.7           229.1           765.3         1,420.3
                                              ==========      ==========      ==========      ==========      ==========

                                                                      Amount of Commitment
                                                                       Expiration Per Period
                                                              ------------------------------------------
                Other                                           Less
             Commercial                      Total Amount       than 1          1 - 3           4 - 5          After 5
             Commitments                      Committed         Year            Years           Years           Years
----------------------------------------     ------------     ----------      ----------      ----------      ----------
Revolving Bank Facility (1) (2)               $    225.0              --              --              --           225.0
                                              ==========      ==========      ==========      ==========      ==========
Standby Letters of Credit                     $      5.4             1.1              --             4.3              --
                                              ==========      ==========      ==========      ==========      ==========

(1) Updated to reflect the terms of the Company's new credit facility, effective March 7, 2003.

(2)      Lamar Media had no balance outstanding at December 31, 2002.

On September 25, 2002, the Company's wholly owned subsidiary, Lamar Media Corp., called for full redemption on October 25, 2002 of its outstanding 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74.1 million for a redemption price equal to 104.625% of the principal amount thereof plus accrued interest to the redemption date of approximately $1.3 million. Lamar Media called the 9 1/4% Senior Subordinated Notes due 2007 pursuant to the optional redemption provisions of the 9 1/4% Senior Subordinated Notes due 2007 and the related indenture applicable to optional redemptions. Lamar Media used cash on hand to redeem the 9 1/4% Senior Subordinated Notes due 2007. In the fourth quarter of 2002, the Company recorded approximately $5.9 million as an expense related to the prepayment of the 9 1/4% Senior Subordinated Notes due 2007.

On September 25, 1997, Lamar Media issued $200 million aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2007. These notes are redeemable at its option at any time at redemption prices with a premium that decreases annually from approximately 4.3% for a redemption on or after September 15, 2002, to approximately 2.9% on or after September 15, 2003, and further to approximately 1.5% on or after September 15, 2004, with no premium if the redemption occurs on or after September 15, 2005. The notes are required to be repurchased earlier in the event of a change of control. The indenture covering the notes also includes certain restrictive covenants that limit its ability to incur additional debt, pay dividends and make other restricted payments, consummate certain transactions and other matters.

On December 23, 2002, Lamar Media issued $260 million in principal amount of
7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations of Lamar Media and (i) are subordinated to all of Lamar Media's existing senior debt, (ii) will be subordinated to any future senior debt incurred by Lamar Media, (iii) rank equally with all of Lamar Media's existing and any future senior subordinated debt and (iv) will rank senior to any future subordinated debt incurred by Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, were used on January 22, 2003 to redeem all of Lamar Media's outstanding 9 5/8% Senior Subordinated Notes due 2006 for a total redemption price of approximately $266.7 million, which consisted of a redemption price equal to 103.208% of the outstanding $255 million aggregate principal amount and accrued interest thereon to the date of redemption of approximately $3.5 million. The Company will record a loss on the extinguishment of debt of approximately $6.8 million in the first quarter of 2003.

The indentures relating to Lamar Media's outstanding notes restrict its ability to incur indebtedness other than:

         o up to $1.3 billion of indebtedness under its bank credit facility;

         o currently outstanding indebtedness or debt incurred to refinance outstanding debt;

         o inter-company debt between Lamar Media and its subsidiaries or between subsidiaries; and

         o certain other debt incurred in the ordinary course of business (provided that all of the above ranks junior in right of payment to the notes that has a maturity or mandatory sinking fund payment prior to the maturity of the notes).

Lamar Media is required to comply with certain covenants and restrictions under its new bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At December 31, 2002 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its new bank credit facility:

         o a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 (through December 30, 2004) and 5.75 to 1 (after December 30, 2004); and

         o a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 4.00 to 1 (through December 30, 2004) and 3.75 to 1 (after December 30, 2004).

In addition, the new bank credit facility requires that Lamar Media must maintain the following financial ratios:

         o an interest coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

         o a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

As defined under Lamar Media's new bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries, shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the new bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.

The Company believes that its current level of cash on hand, availability under its new bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2003. All debt obligations are on the Company's balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company will also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact to the consolidated financial statements for the adoption of SFAS No. 143.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("Statement 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and is not expected to have an impact on the Company's financial statements. The Company adopted the provisions related to Statement No. 146 as of January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of the Interpretation is not expected to have a material effect on the Company's financial statements as the Company has no variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2002, 2001 and 2000. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for Lamar Media Corp. for the years ended December 31, 2002, 2001 and 2000:

                                                                           Year ended December 31,
                                                                   ----------------------------------------
                                                                     2002            2001            2000
                                                                   --------        --------        --------
             Net revenues                                            100.0%          100.0%          100.0%
             Operating expenses:
                Direct advertising expenses                           35.4            34.5            31.6
                General and administrative expenses                   21.5            20.7            20.0
             Depreciation and amortization                            35.4            48.2            45.9
             Operating income (loss)                                   7.7            (3.3)            2.6
             Interest expense                                         11.9            15.5            21.5
             Net loss                                                 (3.2)          (13.4)          (13.4)
             Adjusted EBITDA                                          43.1            44.8            48.4

Adjusted EBITDA is defined as operating income (loss) before depreciation and amortization and gain or loss on disposition of assets. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (GAAP). Adjusted EBITDA should not be considered in isolation or as an alternative to net income or cash flows from operating activities, which are determined in accordance with GAAP, as an indicator of Lamar Media's operating performance or as measure of its liquidity. It is, however, a measurement that Lamar Media management believes is useful to evaluate Lamar Media's performance as it reflects operating income before the impact of depreciation and amortization and gain or loss of disposition of assets, which can vary widely depending on non-operating activities. Adjusted EBITDA is also a measure that management believes is customarily used by financial analysts to evaluate the financial performance of companies in the media industry. The calculation of Adjusted EBITDA used by Lamar Media may not be comparable to similarly titled measures used by other companies.

Set forth below is a reconciliation of Adjusted EBTIDA to operating income
(loss):

                                                 Year ended December 31,
                                      -----------------------------------------------
                                                 (dollars in thousands)
                                         2002              2001               2000
                                      -----------       -----------       -----------
Operating income (loss)               $    59,707       $   (24,050)      $    18,083
Depreciation and amortization             274,644           351,754           315,465
Gain on disposition of assets                (336)             (923)             (986)
                                      -----------       -----------       -----------
Adjusted EBITDA                       $   334,015       $   326,781       $   332,562


YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Net revenues increased $46.6 million or 6.4% to $775.7 million for the year ended December 31, 2002 from $729.1 million for the same period in 2001. This increase was attributable primarily to (i) an increase in billboard net revenues of $38.3 million or 5.5%, (ii) a $2.6 million increase in logo sign revenue which represents a 7.3% increase over the prior year, (iii) and a $3.8 million increase in transit revenue, which represents a 81.7% increase over the prior year.

The increase in billboard net revenues of $38.3 million was significantly due to acquisition activity. During the two year period ending December 31, 2002, Lamar Media acquired approximately $461.6 million of outdoor advertising assets within markets Lamar Media previously operated. The aggregate net revenues of these acquired assets for the twelve month period prior to acquisition was approximately $65.0 million. The acquisitions were completed at various intervals during 2001 and 2002 and the actual net revenues were included in Lamar Media's performance at that time. Because of adverse economic conditions that existed in 2002, Lamar Media's billboard net revenue growth came from acquisitions as described above.

The increase in logo sign revenue of $2.6 million was significantly due to price increases negotiated by Lamar Media with the state of Virginia, which generated an increase in net revenue of $1.3 million as compared to the same period in 2001. The remaining increase of $1.3 million was generated by internal growth across various markets within the logo sign program.

The increase in transit revenue of $3.8 million was generated by internal growth resulting from changes in management and sales processes within the transit program.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $39.4 million or 9.8% to $441.7 million for the year ended December 31, 2002 from $402.3 million for the same period in 2001. There was a $36.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. The remaining $3.2 million increase in expenses is a result of increases in logo sign, transit and overhead expenses.

As a result of the contributing factors discussed above, Adjusted EBITDA increased $7.2 million to $334.0 million for the year ended December 31, 2002 from $326.8 million for the same period in 2001. The definition of Adjusted EBITDA and other important information, including a reconciliation to operating income (loss) are set forth above. See "Results of Operations" on page 18.

Depreciation and amortization expense decreased $77.2 million or 21.9% from $351.8 million for the year ended December 31, 2001 to $274.6 million for the year ended December 31, 2002 as a result of Lamar Media's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $83.8 million to $59.7 million for year ended December 31, 2002 compared to an operating loss of $24.1 million for the same period in 2001.

On October 25, 2002, Lamar Media redeemed all of its outstanding 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74.1 million for a redemption price equal to 104.625% of the principal amount thereof plus accrued interest to the redemption date of approximately $1.3 million. In the fourth quarter of 2002, Lamar Media recorded approximately $5.9 million as an expense related to the prepayment of the 9 1/4% Senior Subordinated Notes due 2007.

Interest expense decreased $20.8 million from $113.0 million for year ended December 31, 2001 to $92.2 million for the year ended December 31, 2002 as a result of lower interest rates as compared to the same period in 2001.

The increase in operating income and the decrease in interest expense described above resulted in a $99.0 million decrease in loss before income taxes. The decrease in loss before income taxes, resulted in an decrease in the income tax benefit of $26.4 million for the year ended December 31, 2002 over the same period in 2001. The effective tax rate for the year ended December 31, 2002 is 33.3%.

As a result of the above factors, Lamar Media recognized a net loss for the year ended December 31, 2002 of $25.0 million, as compared to a $97.6 million loss in 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Net revenues increased $41.8 million or 6.1% to $729.1 million for the year ended December 31, 2001 from $687.3 million for the same period in 2000. This increase was predominantly attributable to (i) an increase in billboard net revenues of $43.4 million or 6.7%, which was generated by acquisitions during 2001 and 2000, and
(ii) a $2.7 million increase in logo sign revenue, which represents a 8.2% increase over the prior year, and (iii) offset by at $2.6 million decrease in transit revenue.

The increase in billboard net revenues of $43.4 million was due to acquisition activity. During the two year period ending December 31, 2001, Lamar Media acquired approximately $868.7 million of outdoor advertising assets within markets it previously operated. The aggregate net revenues of these acquired assets for the twelve month period prior to its acquisition was approximately $117 million.

The acquisitions were completed at various intervals during 2000 and 2001 and the actual net revenues were included in Lamar Media's performance at that time. Because of adverse economic conditions that existed in 2001, Lamar Media's billboard net revenue growth came from acquisitions as described above.

The increase in logo sign revenue of $2.7 million was due to both price increases negotiated by Lamar Media with the state of Texas, which generated an increase in net revenue of $0.7 million as compared to the same period in 2000 and additional logo interchanges awarded in the state of Michigan, which generated an increase in net revenue of $0.5 million as compared to the same period in 2000. The remaining increase of $1.5 million was generated by internal growth across various markets within the logo sign program.

The decrease in transit revenue of $2.6 million was primarily caused by a decrease in net revenue of $2.2 million in the Company's Denver, Colorado market, as a result of a management problem and other sales processes issues which were subsequently addressed by allocating additional management resources to this market and renegotiating certain contractual obligations to reduce required fixed payments.

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

As a result of these factors, Adjusted EBITDA decreased $5.8 million or 1.7% to $326.8 million for the year ended December 2001 from $332.6 million for the same period in 2000. The definition of Adjusted EBITDA and other important information, including a reconciliation to operating income (loss), as set forth above. See "Results of Operations" on page 18.

Depreciation and amortization expense increased $36.3 million or 11.5% from $315.5 million for the year ended December 31, 2000 to $351.8 million for the year ended December 31, 2001 as a result of an increase in capital assets resulting from Lamar Media's recent acquisition activity.

Due to the above factors, operating income decreased $42.2 million or 233.1% from $18.1 million for the year ended December 31, 2000 to a $24.1 million operating loss for the year ended December 31, 2001.

Interest expense decreased $34.6 million from $147.6 million for the year ended December 31, 2000 to $113.0 million for the year ended December 31, 2001 as a result of declining interest rates for the twelve months ending December 31, 2001 over the same period in 2000.

The decrease in operating income offset by the decrease in interest expense described above resulted in a $8.6 million increase in loss before income taxes.

The increase in loss before income taxes, resulted in an increase in the income tax benefit of $3.0 million for the year ended December 31, 2001 over the same period in 2000. The effective tax rate for the year ended December 31, 2001 is 28.5% which is less than the statutory rates due to the permanent differences resulting from nondeductible amortization of goodwill.

As a result of the foregoing factors, Lamar Media recognized a net loss for the year ended December 31, 2001 of $97.6 million, as compared to a net loss of $91.9 million for the same period in 2000.

FACTORS AFFECTING FUTURE OPERATING RESULTS

THE COMPANY'S SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT ITS BUSINESS AND MAY CREATE A NEED TO BORROW ADDITIONAL MONEY IN THE FUTURE TO MAKE THE SIGNIFICANT FIXED PAYMENTS ON ITS DEBT AND OPERATE ITS BUSINESS.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 2002, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding. At December 31, 2002, after giving effect to the redemption of Lamar Media's 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003, Lamar Media would have had approximately $1.5 billion of debt outstanding consisting of approximately $975.5 million in bank debt, $1.2 million in senior notes, $459.2 million in various series of senior subordinated notes and $16.0 million in various other short-term and long-term debt. In addition, the indentures governing Lamar Media's notes and bank credit facility allows it to incur substantial additional indebtedness in the future. As of December 31, 2002, Lamar Media had approximately $309.6 million available to borrow under its then existing bank credit facility. On March 7, 2003, Lamar Media replaced the bank credit facility with a new bank credit facility under which it had $219.6 million of borrowing capacity as of March 7, 2003. The new bank credit facility also permits Lamar Media to request that its lenders enter into commitments to make additional term loans to Lamar Media, up to a maximum aggregate amount of $500.0 million. Lamar Media's lenders have no obligation to make additional term loans to Lamar Media, but may enter into such commitments in their sole discretion. The Company's substantial indebtedness and the fact that a large part of the Company's cash flow from operations must be used to make principal and interest payments on its debt may have important consequences, including:

         o limiting cash flow available to fund the Company's working capital, capital expenditures, potential acquisitions or other general corporate requirements;

         o increasing the Company's vulnerability to general adverse economic and industry conditions;

         o limiting the Company's ability to obtain additional financing to fund future working capital, capital expenditures, potential acquisitions or other general corporate requirements;

         o limiting the Company's flexibility in planning for, or reacting to, changes in its business and industry;

         o placing the Company at a competitive disadvantage compared to its competitors with less indebtedness; and

         o making it more difficult for the Company to comply with financial covenants in its bank credit facility.

In addition, if the Company's operations make less money in the future, it may need to borrow to make principal and interest payments on its debt. The Company also finances most of its acquisitions through borrowings under Lamar Media's bank credit facility. Since its borrowing capacity under its credit facility is limited, the Company may not be able to continue to finance future acquisitions at its historical rate with borrowings under its credit facility. The Company may need to borrow additional amounts or seek other sources of financing to fund future acquisitions. Such additional financing may not be available on favorable terms. The Company may need the consent of the banks under its credit facility, or the holders of other indebtedness, to borrow additional money.

RESTRICTIONS IN THE COMPANY'S, AND ITS WHOLLY OWNED, DIRECT SUBSIDIARY, LAMAR MEDIA'S DEBT AGREEMENTS REDUCE OPERATING FLEXIBILITY AND CONTAIN COVENANTS AND RESTRICTIONS THAT CREATE THE POTENTIAL FOR DEFAULTS.

The terms of the indenture relating to Lamar Advertising's outstanding notes, Lamar Media's bank credit facility and the indentures relating to Lamar Media's outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

         o        incur or repay debt;

         o        dispose of assets;

         o        create liens;

         o        make investments;

         o        enter into affiliate transactions; and

         o        pay dividends.

Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 15. Under Lamar Media's bank credit facility the Company must maintain specified financial ratios and levels including:

         o        a minimum interest coverage ratio;

         o        a minimum fixed charges ratio;

         o        a maximum senior debt ratio; and

         o        a maximum total debt ratio.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" on page 15.

If Lamar Media fails to comply with these tests, the lenders have the right to cause all amounts outstanding under the bank credit facility to become immediately due. If this were to occur, and the lenders decide to exercise their right to accelerate the indebtedness, it would create serious financial problems for the Company and could lead to an event of default under the indentures governing its debt. Any of these events could have a material adverse effect on its business, financial condition and results of operations. The Company's ability to comply with these restrictions, and any similar restrictions in future agreements, depends on its operating performance. Because its performance is subject to prevailing economic, financial and business conditions and other factors that are beyond the Company's control, it may be unable to comply with these restrictions in the future.

THE COMPANY'S BUSINESS IS DERIVED FROM ADVERTISING AND ADVERTISING IS PARTICULARLY SENSITIVE TO CHANGES IN ECONOMIC CONDITIONS AND ADVERTISING TRENDS.

The Company sells advertising space to generate revenues. Advertising spending is particularly sensitive to changes in general economic conditions and advertising spending typically decreases when economic conditions are tough. A decrease in demand for advertising space could adversely affect the Company's business. A reduction in money spent on advertising displays could result from:

         o        a general decline in economic conditions;

         o a decline in economic conditions in particular markets where the Company conducts business;

         o a reallocation of advertising expenditures to other available media by significant users of the Company's displays; or

         o        a decline in the amount spent on advertising in general.

THE COMPANY'S OPERATIONS ARE IMPACTED BY THE REGULATION OF OUTDOOR ADVERTISING BY FEDERAL, STATE AND LOCAL GOVERNMENTS.

The Company's operations are significantly impacted by federal, state and local government regulation of the outdoor advertising business.

The federal government conditions federal highway assistance on states imposing location restrictions on the placement of billboards on primary and interstate highways. Federal laws also impose size, spacing and other limitations on billboards. Some states have adopted standards more restrictive than the federal requirements. Local governments generally control billboards as part of their zoning regulations. Some local governments have enacted ordinances which require removal of billboards by a future date. In addition, four states have enacted bans on billboard advertising. Others prohibit the construction of new billboards and the reconstruction of significantly damaged billboards, or allow new construction only to replace existing structures.

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

THE COMPANY'S CONTINUED GROWTH BY ACQUISITIONS MAY BECOME MORE DIFFICULT AND INVOLVES COSTS AND UNCERTAINTIES.

Historically, the Company has substantially increased its inventory of advertising displays through acquisitions. The Company's growth strategy involves acquiring outdoor advertising businesses and assets in markets where it currently competes as well as in new markets. However, the following factors may affect the Company's ability to continue to pursue this strategy effectively:

         o there might not be suitable acquisition candidates, particularly as a result of the consolidation of the outdoor advertising industry, and the Company may have a more difficult time negotiating acquisitions that are favorable to it;

         o the Company may face increased competition from other outdoor advertising companies, which may have greater financial resources than the Company, for the businesses and assets it wishes to acquire, which may result in higher prices for those businesses and assets;

         o the Company may not have access to sufficient capital resources on acceptable terms, if at all, to finance its acquisitions and may not be able to obtain required consents from its lenders;

         o the Company may be unable to effectively integrate acquired businesses and assets with its existing operations as a result of unforeseen difficulties that could require significant time and attention from its management that would otherwise be directed at developing its existing business; and

         o the Company may not realize the benefits and cost savings that it anticipates from its acquisitions.

THE COMPANY FACES COMPETITION FROM LARGER AND MORE DIVERSIFIED OUTDOOR ADVERTISERS AND OTHER FORMS OF ADVERTISING THAT COULD HURT ITS PERFORMANCE.

The Company may not be able to compete successfully against the current and future forms of outdoor advertising and other media. The competitive pressure that it faces could adversely affect its profitability or financial performance. Although Lamar Advertising is the largest company focusing exclusively on outdoor advertising, it faces competition from larger companies with more diversified operations that also include television, radio and other broadcast media. In addition, the Company's diversified competitors have the opportunity to cross-sell their different advertising products to their customers. The Company also faces competition from other forms of media, including newspapers, direct mail advertising and the Internet. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

IF THE COMPANY'S CONTINGENCY PLANS RELATING TO HURRICANES FAIL, THE RESULTING LOSSES COULD HURT THE COMPANY'S BUSINESS.

Although the Company has developed contingency plans designed to deal with the threat posed to advertising structures by hurricanes, it is possible that these plans will not work. If these plans fail, significant losses could result.

The Company has determined that it is not economical to obtain insurance against losses from hurricanes and other natural disasters. Instead, the Company has developed contingency plans to deal with the threat of hurricanes. For example, the Company attempts to remove the advertising faces on billboards at the onset of a storm, when possible, which better permits the structures to withstand high winds during a storm. The Company then replaces these advertising faces after the storm has passed. However, these plans may not be effective in the future and, if they are not, significant losses may result.

THE COMPANY'S LOGO SIGN CONTRACTS ARE SUBJECT TO STATE AWARD AND RENEWAL.

A portion of the Company's revenues and operating income come from its state-awarded service contracts for logo signs. For the year ended December 31, 2002, approximately 5% of the Company's net revenues were derived from its logo sign contracts. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated programs. The Company currently competes with three other logo sign providers as well as local companies for state-awarded service contracts for logo signs.

Generally, state-awarded logo sign contracts have a term of five to ten years, with additional renewal periods. Some states have the right to terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. At the end of the term of the contract, ownership of the structures is transferred to the state. Depending on the contract in question, the logo provider may or may not be entitled to compensation at the end of the contract term. Of the Company's 21 logo sign contracts in place at December 31, 2002, two are subject to renewal, one in July 2003 and one in September 2003. Three are scheduled to terminate, one in September 2003, and two in December 2003. The Company may not be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. If the Company does not continue to have access to the capital necessary to finance those costs, it will not be able to accept new contracts.

THE COMPANY IS CONTROLLED BY CERTAIN SIGNIFICANT STOCKHOLDERS WHO ARE ABLE TO CONTROL THE OUTCOME OF ALL MATTERS SUBMITTED TO ITS STOCKHOLDERS FOR APPROVAL AND WHOSE INTEREST IN THE COMPANY MAY BE DIFFERENT THAN YOURS.

Certain members of the Reilly family, including Kevin P. Reilly, Jr., the Company's president and chief executive officer, as of December 31, 2002, own in the aggregate approximately 16% of Lamar Advertising's common stock, assuming the conversion of all Class B common stock to Class A common stock. This represents 66% of Lamar Advertising's outstanding voting stock. By virtue of such stock ownership, such persons have the power to:

         o        elect the Company's entire board of directors;

         o        control the Company's management and policies; and

         o determine the outcome of any corporate transaction or other matters required to be submitted to the Company's stockholders for approval, including the amendment of its certificate of incorporation, mergers, consolidation and the sale of all or substantially all of its assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2002, and should be read in conjunction with Note 8 of the Notes to the Company's Consolidated Financial Statements.

Loans under Lamar Media Corp.'s bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company's net income.

At December 31, 2002, there was approximately $975.5 million of aggregate indebtedness outstanding under the then existing bank credit agreement, or approximately 56.2% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2002 with respect to borrowings under the bank credit agreement was $43.0 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2002 was 4.0%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.0% rather than 4.0%), then the Company's 2002 interest expense would have been approximately $20.5 million higher resulting in a $12.5 million increase in the Company's 2002 net loss.

The Company has mitigated the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company's variable rate and fixed rate indebtedness. In addition, the Company has and had the capability under the old and new bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8. FINANCIAL STATEMENTS (FOLLOWING ON NEXT PAGE)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES


Independent Auditors' Report ................................................... 26

Consolidated Balance Sheets as of December 31, 2002 and 2001 ................... 27

Consolidated Statements of Operations for the years ended December 31,
     2002, 2001 and 2000 ....................................................... 28

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 2002, 2001 and 2000 .......................................... 29

Consolidated Statements of Cash Flows for the years ended December 31,
      2002, 2001 and 2000 ...................................................... 30

Notes to Consolidated Financial Statements ..................................... 31-51

Schedule 2 - Valuation and Qualifying Accounts for the years ended
      December 31, 2002, 2001 and 2000 ......................................... 52

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Lamar Advertising Company:

     We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1(d) to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 were fully adopted on January 1, 2002.


/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
February 5, 2003, except as to Note 8 which is as of March 7, 2003

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   15,610     $   12,885
  Cash on deposit for debt extinguishment (note 8)..........      266,657             --
  Receivables, net of allowance for doubtful accounts of
    $4,914 in 2002 and 2001.................................       92,382         95,135
  Prepaid expenses..........................................       30,091         27,176
  Deferred income tax asset.................................        6,428          5,945
  Other current assets......................................        7,315          8,019
                                                               ----------     ----------
Total current assets........................................      418,483        149,160
                                                               ----------     ----------
Property, plant and equipment (note 4)......................    1,850,657      1,777,399
  Less accumulated depreciation and amortization............     (566,889)      (451,686)
                                                               ----------     ----------
Net property, plant and equipment...........................    1,283,768      1,325,713
                                                               ----------     ----------
Goodwill (note 5)...........................................    1,178,428      1,134,760
Intangible assets (note 5)..................................      988,953      1,044,715
Other assets................................................       18,474         17,304
                                                               ----------     ----------
Total assets................................................   $3,888,106     $3,671,652
                                                               ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable....................................   $   10,051     $   10,048
  Current maturities of long-term debt (note 8).............        4,687         66,559
  Current maturities related to debt extinguishment (note
    8)......................................................      255,000             --
  Accrued expenses (note 7).................................       38,881         33,674
  Deferred income...........................................       13,942         11,618
                                                               ----------     ----------
Total current liabilities...................................      322,561        121,899
Long-term debt (note 8).....................................    1,734,746      1,745,026
Deferred income taxes (note 9)..............................      114,260        124,782
Other liabilities...........................................        7,366          7,724
                                                               ----------     ----------
Total liabilities...........................................    2,178,933      1,999,431
                                                               ----------     ----------
Stockholders' equity (note 11):
  Series AA preferred stock, par value $.001, $63.80
    cumulative dividends, authorized 5,720 shares; 5,719
    shares issued and outstanding at 2002 and 2001..........           --             --
  Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and
    outstanding at 2002 and 2001............................           --             --
  Class A common stock, par value $.001, 175,000,000 shares
    authorized, 85,077,038 and 82,899,800 shares issued and
    outstanding at 2002 and 2001, respectively..............           85             83
  Class B common stock, par value $.001, 37,500,000 shares
    authorized, 16,417,073 and 16,611,835 shares issued and
    outstanding at 2002 and 2001, respectively..............           16             17
  Additional paid-in capital................................    2,036,709      1,963,065
  Accumulated deficit.......................................     (327,637)      (290,944)
                                                               ----------     ----------
Stockholders' equity........................................    1,709,173      1,672,221
                                                               ----------     ----------
Total liabilities and stockholders' equity..................   $3,888,106     $3,671,652
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.
                                       27

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                            2002              2001             2000
                                                       ---------------   --------------   --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net revenues:........................................   $    775,682      $   729,050      $   687,319
                                                        ------------      -----------      -----------
Operating expenses:
  Direct advertising expenses........................        274,772          251,483          217,465
  General and administrative expenses................        167,182          151,048          138,072
  Depreciation and amortization......................        277,893          355,529          318,096
  Gain on disposition of assets......................           (336)            (923)            (986)
                                                        ------------      -----------      -----------
                                                             719,511          757,137          672,647
                                                        ------------      -----------      -----------
  Operating income (loss)............................         56,171          (28,087)          14,672
Other expense (income):
  Loss on early extinguishment of debt...............          5,850               --               --
  Interest income....................................           (929)            (640)          (1,715)
  Interest expense...................................        107,272          126,861          147,607
                                                        ------------      -----------      -----------
                                                             112,193          126,221          145,892
                                                        ------------      -----------      -----------
Loss before income taxes.............................        (56,022)        (154,308)        (131,220)
Income tax benefit (note 9)..........................        (19,694)         (45,674)         (37,115)
                                                        ------------      -----------      -----------
Net loss.............................................        (36,328)        (108,634)         (94,105)
Preferred stock dividends............................            365              365              365
                                                        ------------      -----------      -----------
Net loss applicable to common stock..................   $    (36,693)     $  (108,999)     $   (94,470)
                                                        ============      ===========      ===========
Net loss per common share -- basic and diluted.......   $      (0.36)     $     (1.11)     $     (1.04)
                                                        ============      ===========      ===========
Weighted average common shares outstanding...........    101,089,215       98,566,949       91,164,884
Incremental common shares from dilutive stock
  options............................................             --               --               --
Incremental common shares from convertible debt......             --               --               --
                                                        ------------      -----------      -----------
Weighted average common shares assuming dilution.....    101,089,215       98,566,949       91,164,884
                                                        ============      ===========      ===========

          See accompanying notes to consolidated financial statements.
                                       28

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the years ended December 31, 2002, 2001 and 2000


                                   SERIES AA    CLASS A    CLASS A   CLASS B   ADDITIONAL
                                   PREFERRED   PREFERRED   COMMON    COMMON     PAID-IN     ACCUMULATED
                                     STOCK       STOCK      STOCK     STOCK     CAPITAL       DEFICIT       TOTAL
                                   ---------   ---------   -------   -------   ----------   -----------   ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE, DECEMBER 31, 1999.......    $  --         --        71         17     1,478,916      (87,475)     1,391,529
  Issuance of 4,238,416 shares of
    common stock in
    acquisitions.................       --         --         4         --       185,599           --        185,603
  Exercise of stock options......       --         --        --         --         7,471           --          7,471
  Conversion of 449,997 shares of
    Class B common stock to
    Class A common stock.........       --         --        --         --            --           --             --
  Issuance of 37,510 shares of
    common stock through employee
    purchase plan................       --         --        --         --         1,261           --          1,261
  Issuance of 4,500,000 shares of
    common stock for cash........       --         --         5         --       198,056           --        198,061
  Net loss.......................       --         --        --         --            --      (94,105)       (94,105)
  Dividends ($63.80 per preferred
    share).......................       --         --        --         --            --         (365)          (365)
                                     -----       ----        --        ---     ---------     --------     ----------
BALANCE, DECEMBER 31, 2000.......    $  --         --        80         17     1,871,303     (181,945)     1,689,455
  Issuance of 725,000 shares of
    common stock in
    acquisitions.................       --         --         1         --        28,999           --         29,000
  Exercise of stock options......       --         --         1         --        12,941           --         12,942
  Conversion of 388,165 shares of
    Class B common stock to
    Class A common stock.........       --         --        --         --            --           --             --
  Issuance of 59,599 shares of
    common stock through employee
    purchase plan................       --         --        --         --         1,823           --          1,823
  Issuance of 1,200,000 shares of
    common stock for cash........       --         --         1         --        47,999           --         48,000
  Net loss.......................       --         --        --         --            --     (108,634)      (108,634)
  Dividends ($63.80 per preferred
    share).......................       --         --        --         --            --         (365)          (365)
                                     -----       ----        --        ---     ---------     --------     ----------
BALANCE, DECEMBER 31, 2001.......    $  --         --        83         17     1,963,065     (290,944)     1,672,221
  Issuance of 1,405,464 shares of
    common stock in
    acquisitions.................       --         --         1         --        56,099           --         56,100
  Exercise of stock options......       --         --        --         --        15,722           --         15,722
  Conversion of 194,762 shares of
    Class B common stock to
    Class A common stock.........       --         --         1         (1)           --           --             --
  Issuance of 61,424 shares of
    common stock through employee
    purchase plan................       --         --        --         --         1,823           --          1,823
  Net loss.......................       --         --        --         --            --      (36,328)       (36,328)
  Dividends ($63.80 per preferred
    share).......................       --         --        --         --            --         (365)          (365)
                                     -----       ----        --        ---     ---------     --------     ----------
BALANCE, DECEMBER 31, 2002.......    $  --         --        85         16     2,036,709     (327,637)     1,709,173
                                     =====       ====        ==        ===     =========     ========     ==========

          See accompanying notes to consolidated financial statements.
                                       29

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (36,328)  $(108,634)  $ (94,105)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................    277,893     355,529     318,096
    Gain on disposition of assets...........................       (336)       (923)       (986)
    Loss on debt extinguishment.............................      2,424          --          --
    Deferred income tax benefit.............................    (15,584)    (46,387)    (36,974)
    Provision for doubtful accounts.........................      9,036       7,794       5,991
  Changes in operating assets and liabilities:
    (Increase) decrease in:
      Receivables...........................................     (4,359)     (9,413)    (13,232)
      Prepaid expenses......................................     (2,533)     (1,321)     (1,371)
      Other assets..........................................      1,704       2,192         349
    Increase (decrease) in:
      Trade accounts payable................................          3         131      (1,574)
      Accrued expenses......................................      3,551      (8,287)      2,175
      Deferred income.......................................      2,051        (173)       (964)
      Other liabilities.....................................       (505)        124         196
                                                              ---------   ---------   ---------
         Net cash provided by operating activities..........    237,017     190,632     177,601
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Capital expenditures......................................    (78,390)    (85,320)    (78,304)
  Purchase of new markets...................................    (79,135)   (302,067)   (360,118)
  Increase in notes receivable..............................     (1,650)         --          --
  Proceeds from sale of property and equipment..............      3,412       4,916       2,827
                                                              ---------   ---------   ---------
         Net cash used in investing activities..............   (155,763)   (382,471)   (435,595)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Net proceeds from issuance of common stock................     13,976      60,368     205,098
  Proceeds from issuance of long-term debt..................    256,360          --          --
  Deposits for debt extinguishment..........................   (266,657)         --          --
  Principle payments on long-term debt......................   (140,700)    (67,046)     (5,330)
  Debt issuance costs.......................................     (1,183)       (573)     (1,470)
  Increase in notes payable.................................         40          --          --
  Net borrowing under credit agreements.....................     60,000     140,000     124,000
  Dividends.................................................       (365)       (365)       (365)
                                                              ---------   ---------   ---------
         Net cash (used in) provided by financing
           activities.......................................    (78,529)    132,384     321,933
                                                              ---------   ---------   ---------
         Net increase (decrease) in cash and cash
           equivalents......................................      2,725     (59,455)     63,939
  Cash and cash equivalents at beginning of period..........     12,885      72,340       8,401
                                                              ---------   ---------   ---------
  Cash and cash equivalents at end of period................  $  15,610   $  12,885   $  72,340
                                                              =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $ 104,722   $ 128,434   $ 147,875
                                                              =========   =========   =========
  Cash paid for state and federal income taxes..............  $     745   $   1,189   $   1,936
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.
                                       30

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SIGNIFICANT ACCOUNTING POLICIES

 (a) NATURE OF BUSINESS

     Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating approximately 146,000 outdoor advertising displays in 44 states. The Company's operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

     In addition, the Company operates a logo sign business in 21 states throughout the United States and in one province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts.

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

 (d) GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of costs over fair value of assets of businesses acquired in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", which was adopted for all business combinations consummated after June 30, 2001 as well as certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company fully adopted the provisions of SFAS No. 142, as of January 1, 2002. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

     In connection with SFAS No. 142's transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at adoption on January 1, 2002 and at its annual impairment test date on December 31, 2002 and the Company was not required to recognize an impairment loss.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES future operating cash flows of the acquired operation before interest expense. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds.

     Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years.

     Debt issuance costs are deferred and amortized over the terms of the related credit facilities using the interest method.

 (e) IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

 (g) REVENUE RECOGNITION

     The Company recognizes revenue, net of agency commissions, if any, on an accrual basis ratably over the term of the contracts, as services are provided.

     The Company engages in barter transactions where the Company trades advertising space for goods and services. The Company recognizes revenues and expenses from barter transactions at fair value which is determined based on the Company's own historical practice of receiving cash for similar advertising

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES space from buyers unrelated to the party in the barter transaction. The amount of revenue and expense recognized for advertising barter transactions is as follows:

                                                              2002    2001    2000
                                                              -----   -----   -----
Net revenues................................................  3,677   1,315   1,453
Direct advertising expenses.................................    691     500     390
General and administrative expenses.........................  2,557     208     386

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

 (i) EARNINGS PER SHARE

     Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share". The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,762,452 and 6,834,065 and 6,807,708 for the years ended December 31, 2002, 2001 and 2000, respectively.

 (j) STOCK OPTION PLAN

     The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                        2002       2001        2000
                                                      --------   ---------   --------
  Net loss applicable to common stock, as
     reported.......................................  $(36,693)   (108,999)   (94,470)
  Deduct: Total stock-based employee compensation
     expense determined under fair value based
     method for all awards, net of related tax
     effects........................................    (6,614)    (16,552)    (6,407)
                                                      --------   ---------   --------
  Proforma net loss applicable to common stock......  $(43,307)   (125,551)  (100,877)
                                                      ========   =========   ========

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                                                              2002    2001    2000
                                                              -----   -----   -----
Net loss per common share - as reported (basic and
  diluted)..................................................  (0.36)  (1.11)  (1.04)
                                                              =====   =====   =====
Net loss per common share - pro forma (basic and diluted)...  (0.43)  (1.27)  (1.11)
                                                              =====   =====   =====

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

 YEAR ENDED DECEMBER 31, 2002

     On January 1, 2002, the Company purchased the stock of Delite Outdoor of Ohio Holdings, Inc. for $38,000. The purchase price consisted of 963,488 shares of Lamar Advertising Class A common stock.

     On January 8, 2002, the Company purchased the assets of MC Partners for a cash purchase price of approximately $15,313.

     On May 31, 2002, the Company purchased the assets of American Outdoor Advertising, Inc. for $15,725. The purchase price consisted of 349,376 shares of Lamar Advertising Class A common stock, as well as approximately $725 in cash.

     During the year ended December 31, 2002, the Company completed 72 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $63,161 and the issuance of 92,600 shares of Lamar Advertising Class A common stock valued at $3,100.

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

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

                                           DELITE
                                         OUTDOOR OF
                                            OHIO         MC
                                          HOLDINGS    PARTNERS   AMERICAN   OTHER    TOTAL
                                         ----------   --------   --------   ------   ------
Current Assets.........................       961        245        725        790    2,721
Property, Plant & Equipment............     9,807      2,563      8,388     12,449   33,207
Goodwill...............................    12,704      5,523         --     25,441   43,668
Site Locations.........................    17,430      7,310      5,356     25,498   55,594
Non-competition agreements.............       102        330         --        172      604
Customer lists and contracts...........     4,108      1,723      1,256      5,546   12,633
Other Assets...........................        --         --         --         29       29
Current Liabilities....................     1,602         40         --        640    2,282
Long-term Liabilities..................     5,510      2,341         --      3,025   10,876

     The aggregate amortization expense related to the 2002 acquisitions for the year ended December 31, 2002 was approximately $4,303. The following is a summary of the estimated amortization expense for these acquisitions for the next five years:


Year ended December 31, 2003................................  $5,490
Year ended December 31, 2004................................  $5,490
Year ended December 31, 2005................................  $5,484
Year ended December 31, 2006................................  $5,484
Year ended December 31, 2007................................  $5,475

     Total acquired intangible assets for the year ended December 31, 2002 was $112,499, of which $43,668 was assigned to goodwill which is not subject to amortization. The remaining $68,831 of acquired intangible assets have a weighted average useful life of approximately 13 years. The intangible assets include customer lists of $12,633 (7 year weighted average useful life), site locations of $55,594 (15 year weighted average useful life), and non-competition agreements of $604 (9 year weighted average useful life). Approximately $32,900 of the $43,668 of goodwill is expected to be fully deductible for tax purposes.

     The following unaudited pro forma financial information for the Company gives effect to the 2002 and 2001 acquisitions as if they had occurred on January 1, 2001. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company's results of operations for any future period.

                                                                2002       2001
                                                              --------   --------
Net revenues................................................  $778,745    756,224
                                                              ========   ========
Net loss applicable to common stock.........................   (37,344)  (113,506)
                                                              ========   ========
Net loss per common share (basic and diluted)...............  $  (0.37)     (1.13)
                                                              ========   ========

 YEAR ENDED DECEMBER 31, 2001

     On January 1, 2001, the Company purchased the assets of two outdoor advertising companies, American Outdoor Advertising, LLC and Appalachian Outdoor Advertising Co., Inc. for a total cash purchase price of approximately $31,500 and $20,000, respectively.

     On February 1, 2001, the Company purchased all of the outstanding common stock of Bowlin Outdoor Advertising and Travel Centers, Inc. for a total purchase price of approximately $45,650. The

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES purchase price consisted of approximately $16,650 cash and the issuance of 725,000 shares of Lamar Advertising Company Class A common stock valued at $29,000.

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

                           AMERICAN   APPALACHIAN   BOWLIN              DELITE
                           OUTDOOR      OUTDOOR     OUTDOOR    PNE    GROUP, INC.   CAPITAL   OTHER     TOTAL
                           --------   -----------   -------   -----   -----------   -------   ------   -------
Current Assets...........  $   557         325       1,699      180      1,159         197     2,139     6,256
Property, Plant &
  Equipment..............    1,185       5,822      30,171    4,879     10,864       5,761    34,567    93,249
Goodwill.................   18,662       2,666       2,731    4,500     20,033      12,530    50,674   111,796
Site Locations...........    8,993       9,316      19,333    9,180     15,728       9,476    43,812   115,838
Customer Lists and
  Contracts..............    2,119       2,196       4,557    2,164      3,707       2,233    12,311    29,287
Non-Competition
  Agreements.............       20          --       1,380       --         --          --     1,211     2,611
Other Assets.............       --          --          --       --         --          --       700       700
Current Liabilities......       --         325         563       --        543          87     1,127     2,645
Long-term Liabilities....       --          --      13,663       --      7,968          --     5,537    27,168

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

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

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

     During the year ended December 31, 2000, the Company completed 97 additional acquisitions of outdoor advertising assets for a total purchase price of approximately $187,416. The purchase price included the issuance of 845,171 shares of Lamar Advertising Company Class A common stock valued at approximately $37,113.

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

                              AZTEC       NORTHEAST    OUTDOOR   ADVANTAGE   TYLER MEDIA   ROOT OUTDOOR
                           GROUP, INC.   REGION ACQ.    WEST      OUTDOOR    GROUP, INC.    ADV., INC.    OTHER     TOTAL
                           -----------   -----------   -------   ---------   -----------   ------------   ------   -------
Current Assets...........    $   500          480       1,131      3,256          378          1,632       2,497     9,874
Property, Plant &
  Equipment..............      8,279        2,604       9,187     65,534       16,241          9,098      56,583   167,526
Goodwill.................     21,879       16,804      21,297     78,846       12,876          8,266      81,303   241,271
Site Locations...........      8,518       11,396      13,937     46,274        9,001         18,688      42,872   150,686
Customer Lists and
  Contracts..............      2,008        2,686       3,285     10,828        2,122          4,404      16,971    42,304
Non-Competition
  Agreements.............         --           20          --      1,340           --             --       1,267     2,627
Current Liabilities......        827          385         675      4,456           --          1,029       1,550     8,922
Long-term Liabilities....      5,872           --       8,875     32,053        9,681             --      12,527    69,008

(3) NONCASH FINANCING AND INVESTING ACTIVITIES

     A summary of significant noncash financing and investing activities for the years ended December 31, 2002, 2001 and 2000 follows:

                                                            2002      2001     2000
                                                           -------   ------   -------
Issuance of Class A common stock in acquisitions.........  $56,100   29,000   185,603
Debt issuance costs......................................    3,640       --        --

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

(4) PROPERTY, PLANT AND EQUIPMENT

     Major categories of property, plant and equipment at December 31, 2002 and 2001 are as follows:

                                                  ESTIMATED LIFE
                                                     (YEARS)          2002        2001
                                                  --------------   ----------   ---------
Land............................................      --           $   67,241      60,775
Building and improvements.......................   10 - 39             58,883      53,602
Advertising structures..........................      15            1,652,189   1,594,142
Automotive and other equipment..................    3 - 7              72,344      68,880
                                                                   ----------   ---------
                                                                   $1,850,657   1,777,399
                                                                   ==========   =========

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

     The following is a summary of intangible assets at December 31, 2002 and December 31, 2001.

                                                       2002                            2001
                               ESTIMATED   -----------------------------   -----------------------------
                                 LIFE      GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                                (YEARS)        AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                               ---------   --------------   ------------   --------------   ------------
Amortizable Intangible
  Assets:
  Debt issuance costs and
    fees.....................   7 - 10       $   52,202       $ 27,533       $   47,379       $ 19,048
  Customer lists and
    contracts................   7 - 10          371,787        196,084          359,154        145,180
  Non-competition
    agreements...............   3 - 15           57,023         39,458           56,419         31,841
  Site locations.............       15          937,773        177,016          882,180        115,314
  Other......................   5 - 15           15,997          5,738           15,270          4,304
                                             ----------       --------       ----------       --------
                                              1,434,782        445,829        1,360,402        315,687
Unamortizable Intangible
  Assets:
  Goodwill...................                $1,432,063       $253,635       $1,388,395       $253,635

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:


Balance as of December 31, 2001.............................   $1,388,395
Goodwill acquired during the year...........................       43,668
Impairment losses...........................................           --
                                                               ----------
Balance as of December 31, 2002.............................   $1,432,063
                                                               ==========

     In accordance with SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment of an intangible asset is measured as the excess of carrying value over the fair value. Based upon the Company's review, no impairment charge was required upon the adoption of SFAS No. 142 or at its annual test for impairment on December 31, 2002.

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

     The following table illustrates the effect of the adoption of SFAS No. 142 on prior periods and its effect on the Company's earnings per share:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2002       2001        2000
                                                      --------   ---------   --------
Reported net loss applicable to common stock........  $(36,693)  $(108,999)  $(94,470)
Add: goodwill amortization, net of tax..............        --      70,463     60,752
                                                      --------   ---------   --------
Adjusted net loss applicable to common stock........  $(36,693)  $ (38,536)  $(33,718)
                                                      ========   =========   ========
Earnings per common share -- basic and diluted
Reported net loss per common share..................  $  (0.36)  $   (1.11)  $  (1.04)
Add: goodwill amortization per share, net of tax....        --        0.72       0.67
                                                      --------   ---------   --------
Adjusted net loss per common share..................  $  (0.36)  $   (0.39)  $  (0.37)
                                                      ========   =========   ========

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

2003........................................................  $103,025
2004........................................................    89,847
2005........................................................    78,432
2006........................................................    67,749
2007........................................................    59,420
Thereafter..................................................   384,560

     Rental expense related to the Company's operating leases was $136,013, $124,734 and $105,661 for the years ended December 31, 2002, 2001 and 2000, respectively.

(7) ACCRUED EXPENSES

     The following is a summary of accrued expenses at December 31, 2002 and 2001:

                                                               2002      2001
                                                              -------   ------
Payroll.....................................................  $ 7,686    4,982
Interest....................................................   13,020   15,571
Insurance benefits..........................................    8,297    6,802
Other.......................................................    9,878    6,319
                                                              -------   ------
                                                              $38,881   33,674
                                                              =======   ======

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

(8) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                 2002        2001
                                                              ----------   ---------
9 5/8% Senior subordinated notes (1996 Notes)...............  $  255,000     255,000
8 5/8% Senior subordinated notes (1997 Notes)...............     199,230     199,104
Bank Credit Agreement.......................................     975,500     978,500
5 1/4% Convertible notes....................................     287,500     287,500
9 1/4% Senior subordinated notes............................          --      74,073
8% Unsecured subordinated notes.............................       7,333       9,333
7 1/4% Senior subordinated notes............................     260,000          --
Other notes with various rates and terms....................       9,870       8,075
                                                              ----------   ---------
                                                               1,994,433   1,811,585
Less current maturities.....................................    (259,687)    (66,559)
                                                              ----------   ---------
Long-term debt, excluding current maturities................  $1,734,746   1,745,026
                                                              ==========   =========

     Long-term debt matures as follows:

2003........................................................  $  259,687
2004........................................................       4,336
2005........................................................      56,545
2006........................................................     356,124
2007........................................................     281,978
Later years.................................................   1,035,763

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

     On August 10, 1999, Lamar Advertising Company, completed an offering of $287,500 5 1/4% Convertible Notes due 2006. The net proceeds of approximately $279,594 of the convertible notes were used to pay down existing bank debt. The Notes are convertible, into shares of Lamar Advertising Company Class A common stock at any time prior to their maturity or redemption by Lamar Advertising Company. The conversion rate is 21.6216 shares per $1 in principle amount of notes.

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

     On October 25, 2002, Lamar Media Corp. redeemed all of the outstanding
9 1/4% Senior Subordinated Notes due 2007 in aggregate principle amount of $74,073 for a redemption price equal to 104.625% of the principle amount thereof plus accrued interest to the redemption date of approximately $1,300. In the fourth quarter of 2002, the Company recorded $5,850 as an expense related to the prepayment of those notes. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", the extinguishment of this debt has not been reflected in the Statement of Operations as an extraordinary item.

     On December 23, 2002, Lamar Media Corp. completed an offering of $260,000
7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media's existing and future senior debt, rank equally with all of Lamar Media's existing and future senior subordinated debt and rank senior to any future subordinated debt of Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, was used to redeem all of the outstanding $255,000 principal amount of Lamar Media's 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003 at a redemption price equal to 103.208% of the aggregate principal amount thereof plus accrued interest to the redemption date of approximately $3,500 for a total redemption price of approximately $266,657. The Company will record a loss on the extinguishment of debt of $6,816 in the first quarter of 2003.

     The Company's obligations with respect to its publicly issued notes are not guaranteed by the Company's direct or indirect wholly-owned subsidiaries. Certain obligations of the Company's wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its subsidiaries.

     Lamar Media Corp.'s existing bank credit facility, for which JPMorgan Chase Bank serves as administrative agent, consists of (1) a $350,000 revolving bank credit facility, (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility, and (3) a $750,000 incremental facility of which $450,000 has been funded in four tranches, a $20,000 Series A-1 facility, a $130,000 Series A-2 facility, a $100,000 B-1 facility, and a $200,000 Series C facility.

     Beginning on March 31, 2002, the amount available for borrowing under the then existing revolving bank credit facility began to be reduced quarterly in annual increments of 10%, 10%, 30% and 35% of the original commitment with a final payment of 15% on March 31, 2006. The Term A loans, the Term B loans and the Series A-1, A-2 and B-1 began amortizing on September 30, 2001. The Series C loans would have begun amortizing on March 31, 2003. The revolving bank credit facility under our new bank credit facility, effective as of March 7, 2003, is not subject to commitment reduction.

     On March 7, 2003, the Company's wholly owned subsidiary Lamar Media replaced its existing bank credit facility. The new bank credit facility, for which JPMorgan Chase Bank acts as administrative agent, is comprised of a $225,000 revolving bank credit facility and $975,000 term facility with two tranches, a $300,000 Tranche A term facility and a $675,000 Tranche B term facility. The new bank credit facility also includes a $500,000 incremental facility which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500,000. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. The new credit agreement modified the repayment terms to extend the maturities of the debt. The balance sheet as of December 31, 2002 has been adjusted to reflect the terms of the new credit agreement.

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

     Availability of the line under the Revolving Credit Facility terminates on June 30, 2009. As of December 31, 2002 and March 7, 2003, the Company had no balance outstanding under the revolving line of credit.

     The new Term Facility amortizes quarterly in the following quarterly amounts:

                                                              TRANCHE A   TRANCHE B
                                                              ---------   ---------
March 31, 2005 -- December 31, 2005.........................   $11,250    $1,687.5
March 31, 2006 -- December 31, 2006.........................    15,000     1,687.5
March 31, 2007 -- December 31, 2008.........................    18,750     1,687.5
March 31, 2009 -- June 30, 2009.............................    22,500     1,687.5
September 30, 2009 -- December 31, 2009.....................        --     1,687.5
March 31, 2010 -- June 30, 2010.............................        --     320,625

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

     Lamar Media's ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media's credit facility the Company must maintain specified financial ratios and levels including:

     - interest coverage;

     - fixed charges ratios;

     - senior debt ratios; and

     - total debt ratios.

     Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the bank credit agreement during the periods presented.

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

(9)INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000, consists of:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended December 31, 2002:
  U.S. federal..........................................  $(5,068)  (12,951)   (18,019)
  State and local.......................................      869    (3,084)    (2,215)
  Foreign...............................................       89       451        540
                                                          -------   -------    -------
                                                          $(4,110)  (15,584)   (19,694)
                                                          =======   =======    =======
Year ended December 31, 2001:
  U.S. federal..........................................  $    --   (37,102)   (37,102)
  State and local.......................................      713    (8,834)    (8,121)
  Foreign...............................................       --      (451)      (451)
                                                          -------   -------    -------
                                                          $   713   (46,387)   (45,674)
                                                          =======   =======    =======
Year ended December 31, 2000:
  U.S. federal..........................................  $    --   (29,864)   (29,864)
  State and local.......................................     (141)   (7,110)    (7,251)
                                                          -------   -------    -------
                                                          $  (141)  (36,974)   (37,115)
                                                          =======   =======    =======

     Income tax benefit attributable to continuing operations for the years ended December 31, 2002, 2001 and 2000, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

                                                           2002      2001      2000
                                                         --------   -------   -------
Computed expected tax benefit..........................  $(19,048)  (52,465)  (44,615)
Increase (reduction) in income taxes resulting from:
  Book expenses not deductible for tax purposes........       689       590       754
  Amortization of non-deductible goodwill..............       (26)   13,546    11,926
  State and local income taxes, net of federal income
     tax benefit.......................................    (1,490)   (5,360)   (4,786)
  Other differences, net...............................       181    (1,985)     (394)
                                                         --------   -------   -------
                                                         $(19,694)  (45,674)  (37,115)
                                                         ========   =======   =======

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                2002        2001
                                                              ---------   --------
Current deferred tax assets:
  Receivables, principally due to allowance for doubtful
     accounts...............................................  $   1,916      1,916
  Accrued liabilities not deducted for tax purposes.........      2,142      1,578
  Net operating loss carryforward...........................         --        451
  Other.....................................................      2,370      2,000
                                                              ---------   --------
  Net current deferred tax asset............................      6,428      5,945
                                                              =========   ========
Non-current deferred tax liabilities:
  Plant and equipment, principally due to differences in
     depreciation...........................................  $ (10,821)    (3,550)
  Intangibles, due to differences in amortizable lives......   (243,971)  (245,790)
                                                              ---------   --------
                                                               (254,792)  (249,340)
Non-current deferred tax assets:
  Plant and equipment, due to basis differences on
     acquisitions...........................................     47,492     57,349
  Plant and equipment, due to basis differences on
     acquisitions and costs capitalized for tax purposes....      4,288      4,305
  Investment in affiliates and plant and equipment, due to
     gains recognized for tax purposes and deferred for
     financial reporting purposes...........................        941        941
  Accrued liabilities not deducted for tax purposes.........      3,062      2,861
  Net operating loss carryforward...........................     84,119     58,078
  Minimum tax credit........................................         --        331
  Other, net................................................        630        693
                                                              ---------   --------
     Non-current deferred tax assets........................    140,532    124,558
                                                              ---------   --------
Net non-current deferred tax liability......................  $(114,260)  (124,782)
                                                              =========   ========

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

     In October 1995 and in March 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding Class A common stock (1,220,500 and 3,617,884 shares, respectively) from certain of its

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES existing stockholders, directors and employees for an aggregate purchase price of approximately $4,000. The term of the March 1996 repurchase entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its Class A common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company's initial public offering the Company paid the selling stockholders an aggregate of $5,000 in cash from the proceeds and issued them $20,000 aggregate principal amount of ten year subordinated notes. As of December 31, 2002 and 2001 the outstanding balance of the ten year subordinated notes was $7,333 and $9,333, respectively. The Company's current executive officers do not hold any of the ten year subordinated notes described above. Interest expense during the years ended December 31, 2002, 2001 and 2000 related to the ten year subordinated notes and the Company's debentures that were paid off during the year ended December 31, 2001, was $673, $855 and $1,080, respectively.

     Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2002 and 2001, the deferred gains related to these transactions were $1,001 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2002, 2001 and 2000.

     In addition, the Company had receivables from employees of $400 and $494 at December 31, 2002 and 2001, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

     The Company purchased approximately $1,236, $1,842 and $2,407 of highway signs and transit bus shelters from Interstate Highway Signs Corp., (IHS) which represented approximately 12%, 13% and 15% of total capitalized expenditures for its logo sign and transit advertising businesses during the years ended December 31, 2002, 2001 and 2000, respectively. The Company does not use IHS exclusively for its highway sign and transit bus shelter purchases. IHS is a wholly-owned subsidiary of Sign Acquisition Corp. Kevin P. Reilly, Jr. has voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust.

     Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company's subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement. This consulting agreement has a ten year term and provides for a $120 annual consulting fee. The agreement contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.

     The Company also has a lease arrangement with Reilly Enterprises, LLC, which Kevin P. Reilly Sr. controls for the use of an airplane. The Company pays a monthly fee plus expenses which entitles the Company to 6.67 hours of flight time, with any unused portion carried over into the next succeeding month. Total fees paid under this arrangement for fiscal 2002, 2001 and 2000 were approximately $75, $42 and $46, respectively.

     As of December 31, 2002, the Company had a receivable of $920 for premiums paid on split-dollar life insurance arrangements for Kevin P. Reilly, Sr. that were entered into in 1990 and 1995 as a component of his compensation as its Chief Executive Officer and his continuing retirement benefits thereafter. In accordance with the terms of the arrangements, the Company will recover all of the cumulative premiums paid by it upon the termination, surrender or cancellation of the policies or upon the death of the insured.

     Kevin P. Reilly, Sr. is the father of Kevin P. Reilly, Jr., the Company's President, Chief Executive Officer and Director, and Sean E. Reilly, Chief Operating Officer and also one of the Company's directors.

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

     The Company has made two loans to Live Oak Living Centers, LLC. One loan was for $61 at an interest rate of 7.5% and the second loan was for $112 at an interest rate of 6%. Kevin P. Reilly, Jr., the Company's President, Chief Executive Officer and Director, has a 15% ownership interest in the LLC. Sean E. Reilly, Kevin P. Reilly, Jr.'s brother and also one of the Company's Directors, has a 7.5% ownership interest in the LLC. Both loans, totaling $208 in outstanding principal and interest, were repaid in full in September 2002.

     On September 6, 2002, the Company entered into an agreement with Charles W. Lamar III, its director, to settle Mr. Lamar's obligation to reimburse the Company for premiums that it had paid under a split-dollar life insurance policy. These premiums had been paid under an original policy, which was subsequently surrendered to a new insurer for a new policy. The Company paid no further premiums under the new policy but the new policy replaced the surrendered policy as collateral for the $90 in aggregate premiums paid by the Company under the old policy. In exchange for the right to receive the death proceeds from the new policy at some indeterminate future date, the Company accepted stock of the original insurer, which was issued in connection with its demutualization, and cash with a value of approximately $53 in full satisfaction of this obligation.

(11) STOCKHOLDERS' EQUITY

     On July 16, 1999, the Board of Directors amended the preferred stock of the Company by designating 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001 as Series AA preferred stock. The previously issued Class A preferred stock par value $638 was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari pasu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari pasu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2002 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

     All of the outstanding shares of Common Stock are fully paid and nonassessable. In the event of the liquidation or dissolution of the Company, following any required distribution to the holders of outstanding shares of Preferred Stock, the holders of Common Stock are entitled to share pro rata in any balance of the corporate assets available for distribution to them. The Company may pay dividends if, when and as declared by the Board of Directors from funds legally available therefore, subject to the restrictions set forth in the Company's Existing Indentures and the Senior Credit Facility. Subject to the preferential rights of the holders of any class of preferred stock, holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of either class of Common Stock unless simultaneously the same dividend is declared or paid on each share of the other class of Common Stock, provided that, in the event of stock dividends, holders of a specific class of Common Stock shall be entitled to receive only additional shares of such class.

     The rights of the Class A and Class B common stock are equal in all respects, except holders of Class B common stock have ten votes per share on all matters in which the holders of common stock are entitled to vote and holders of Class A common stock have one vote per share on such matters. The Class B common stock will convert automatically into Class A common stock upon the sale or transfer to

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES persons other than permitted transferees (as defined in the Company's certificate of incorporation, as amended).

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

     On June 7, 2001, the Company issued 1,200,000 shares of its Class A common stock at a price of $40.00 per share. The equity offering was to cover over-allotments related to an underwriting agreement between Lamar Advertising Company, AMFM Operating, Inc. and Deutsche Banc Alex Brown Inc. filed on June 4, 2001. Under the terms of a consent decree with the United States Department of Justice, AMFM Operating, Inc. had to dispose of its Lamar Advertising Class A common stock by January 1, 2003. As of December 31, 2001, AMFM Operating, Inc. had complied with the terms of the consent decree.

(12) STOCK OPTION PLAN

     In 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996
Plan). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company's performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant unless otherwise authorized by the Board. As of December 31, 2002, the Company had reserved an aggregate of 8,000,000 shares of Class A common stock for awards under the 1996 Plan.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

                                                   DIVIDEND    EXPECTED      RISK FREE     EXPECTED
GRANT YEAR                                          YIELD     VOLATILITY   INTEREST RATE    LIVES
----------                                         --------   ----------   -------------   --------
2002............................................      0%          51%            5%           4
2001............................................      0%          53%            5%           4
2000............................................      0%          54%            6%           4

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

     Information regarding the 1996 Plan for the years ended December 31, 2002, 2001 and 2000, is as follows:

                                            2002                    2001                    2000
                                    ---------------------   ---------------------   ---------------------
                                                 WEIGHTED                WEIGHTED                WEIGHTED
                                                 AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                EXERCISE                EXERCISE
                                      SHARES      PRICE       SHARES      PRICE       SHARES      PRICE
                                    ----------   --------   ----------   --------   ----------   --------
Outstanding, beginning of year....   4,517,653    $29.11     2,865,647    $30.48     2,757,954    $27.14
Granted...........................     142,000     35.01     2,195,500     27.02       470,500     43.87
Exercised.........................    (515,088)    23.74      (425,243)    24.80      (299,619)    17.75
Canceled..........................     (77,200)    36.36      (118,251)    42.42       (63,188)    39.09
                                    ----------    ------    ----------    ------    ----------    ------
Outstanding, end of year..........   4,067,365    $29.83     4,517,653    $29.08     2,865,647    $30.59
                                    ==========    ======    ==========    ======    ==========    ======
Price for exercised shares........  $    23.74              $    24.80              $    17.75
Shares available for grant, end of
  year............................   1,369,520               1,436,009                 513,258
Weighted average fair value of
  options granted during the
  year............................  $    22.48              $    13.26              $    26.57

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2002:

                                            NUMBER        WEIGHTED                    NUMBER
                                         OUTSTANDING       AVERAGE     WEIGHTED    EXERCISABLE     WEIGHTED
                                              AT          REMAINING    AVERAGE          AT         AVERAGE
                                         DECEMBER 31,    CONTRACTUAL   EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                     2002           LIFE        PRICE          2002         PRICE
------------------------                --------------   -----------   --------   --------------   --------
$10.67 - 26.17........................       506,312        4.01        $13.68         479,312      $12.98
26.42.................................     1,401,553        8.74         26.42       1,120,353       26.42
26.69 - 33.38.........................     1,356,000        6.27         31.25         906,750       31.79
34.16 - 47.75.........................       708,000        7.25         41.26          92,200       37.61
60.63.................................        95,000        7.01         60.63          18,000       60.63

     No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.

(13) COMMITMENTS AND OTHER CONTINGENCIES

     The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2002, the Company maintained $3,417 in letters of credit with a bank to meet requirements of the Company's worker's compensation and general liability insurance carrier.

     The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees' contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company's matched contributions occurs after five years for contributions made prior to January 1, 2002 and three years for contributions made after January 1, 2002.

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

Annually, at the Company's discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 2002, 2001, and 2000, the Company contributed $2,709, $2,422 and $1,671, respectively.

     The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee's length of service. The Company's contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee's deferred compensation account. The Company has contributed $619, $550 and $456 to the Plan during the years ended December 31, 2002, 2001 and 2000, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

(14) SUMMARIZED FINANCIAL INFORMATION OF SUBSIDIARIES

     Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media's outstanding notes.

     As of December 31, 2002 and 2001, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,915,035 and $1,896,992, respectively.

(15) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and 2001. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                2002                      2001
                                       -----------------------   -----------------------
                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
Long-term debt.......................  $1,734,746   $1,758,380   $1,745,026   $1,770,439

     The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

     - The carrying amounts of cash and cash equivalents, prepaids, receivables, trade accounts payable, accrued expenses, and deferred income approximate fair value because of the short term nature of these items.

     - The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

     Fair value estimates are subject to inherent limitations. Estimates of fair values are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES

Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FISCAL YEAR 2002 QUARTERS
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
Net revenues...........................  $176,538   $202,529     $201,918      $194,697
Net revenues less direct advertising
  expenses.............................   109,311    135,897      130,233       125,469
Net loss applicable to common stock....   (16,254)      (399)      (6,079)      (13,961)
Net loss per common share (basic and
  diluted).............................     (0.16)       (--)       (0.06)        (0.14)

                                                    FISCAL YEAR 2001 QUARTERS
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
Net revenues...........................  $170,385   $191,788     $188,267      $178,610
Net revenues less direct advertising
  expenses.............................   108,849    130,473      123,674       114,571
Net loss applicable to common stock....   (34,381)   (20,491)     (24,452)      (29,675)
Net loss per common share (basic and
  diluted).............................     (0.35)     (0.21)       (0.25)        (0.30)

(17) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company will also record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The Company has not yet determined the impact to the consolidated financial statements for the adoption of SFAS No. 143.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to

                   LAMAR ADVERTISING COMPANY AND SUBSIDIARIES guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest in variable interest entities created after January 31, 2003 and to variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements as the Company has no variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

                                                                      SCHEDULE 2

                           LAMAR ADVERTISING COMPANY

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                  BALANCE AT   CHARGED TO
                                                  BEGINNING    COSTS AND                  BALANCE AT
                                                  OF PERIOD     EXPENSES    DEDUCTIONS   END OF PERIOD
                                                  ----------   ----------   ----------   -------------
                                                                     (IN THOUSANDS)
Year ended December 31, 2002
  Deducted in balance sheet from trade accounts
     receivable: Allowance for doubtful
     accounts...................................   $  4,914       9,036       9,036           4,914
  Deducted in balance sheet from intangible
     assets: Amortization of intangible
     assets.....................................   $569,322     130,142          --         699,464
Year ended December 31, 2001
  Deducted in balance sheet from trade accounts
     receivable: Allowance for doubtful
     accounts...................................   $  4,914       7,794       7,794           4,914
  Deducted in balance sheet from intangible
     assets: Amortization of intangible
     assets.....................................   $356,725     212,597          --         569,322
Year ended December 31, 2000
  Deducted in balance sheet from trade accounts
     receivable: Allowance for doubtful
     accounts...................................   $  3,928       5,991       5,005           4,914
  Deducted in balance sheet from intangible
     assets: Amortization of intangible
     assets.....................................   $171,316     185,409          --         356,725

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES


Independent Auditors' Report ...........................................................   54

Consolidated Balance Sheets as of December 31, 2002 and 2001 ...........................   55

Consolidated Statements of Operations for the years ended December 31,
      2002, 2001 and 2000 ..............................................................   56

Consolidated Statements of Stockholder's Equity for the years ended
      December 31, 2002, 2001 and 2000 .................................................   57

Consolidated Statements of Cash Flows for the years ended December 31,
      2002, 2001 and  2000 .............................................................   58

Notes to Consolidated Financial Statements .............................................   59 - 64

Schedule 2 - Valuation and Qualifying Accounts for the years ended December 31,
      2002, 2001 and 2000 ..............................................................   65

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Lamar Media Corp.:

     We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1(d) to the consolidated financial statements of Lamar Advertising Company, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 were fully adopted on January 1, 2002.


/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
February 5, 2003, except as to Note 5 which is as of March 7, 2003

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2002           2001
                                                              ------------   ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $   15,610     $   12,885
  Cash on deposit for debt extinguishment...................      266,657             --
  Receivables, net of allowance for doubtful accounts of
     $4,914 in 2002 and 2001................................       92,295         93,043
  Prepaid expenses..........................................       30,091         27,176
  Deferred income tax asset.................................        6,428          5,945
  Other current assets......................................       14,293         17,688
                                                               ----------     ----------
Total current assets........................................      425,374        156,737
                                                               ----------     ----------
Property, plant and equipment...............................    1,850,657      1,777,399
  Less accumulated depreciation and amortization............     (566,889)      (451,686)
                                                               ----------     ----------
Net property, plant and equipment...........................    1,283,768      1,325,713
                                                               ----------     ----------
Goodwill (note 3)...........................................    1,171,595      1,127,426
Intangible assets (note 3)..................................      975,998      1,028,653
Other assets................................................       18,174         16,580
                                                               ----------     ----------
Total assets................................................   $3,874,909     $3,655,109
                                                               ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable....................................   $   10,051     $   10,048
  Current maturities of long-term debt (note 5).............        4,687         66,559
  Current maturities related to debt extinguishment.........      255,000             --
  Accrued expenses (note 4).................................       25,981         22,362
  Deferred income...........................................       13,942         11,618
                                                               ----------     ----------
Total current liabilities...................................      309,661        110,587
                                                               ----------     ----------
Long-term debt (note 5).....................................    1,447,246      1,457,526
Deferred income taxes (note 6)..............................      129,924        133,186
Other liabilities...........................................        7,366          7,724
                                                               ----------     ----------
Total liabilities...........................................    1,894,197      1,709,023
                                                               ----------     ----------
Stockholder's equity:
  Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at December 31, 2002 and
     2001...................................................           --             --
  Additional paid-in capital................................    2,281,901      2,222,317
  Accumulated deficit.......................................     (301,189)      (276,231)
                                                               ----------     ----------
Stockholder's equity........................................    1,980,712      1,946,086
                                                               ----------     ----------
Total liabilities and stockholder's equity..................   $3,874,909     $3,655,109
                                                               ==========     ==========

          See accompanying notes to consolidated financial statements.

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2002       2001        2000
                                                             --------   ---------   ---------
                                                             (IN THOUSANDS, EXCEPT SHARE AND
                                                                     PER SHARE DATA)
Net revenues...............................................  $775,682   $ 729,050   $ 687,319
                                                             --------   ---------   ---------
Operating expenses:
   Direct advertising expenses.............................   274,772     251,483     217,465
   General and administrative expenses.....................   166,895     150,786     137,292
   Depreciation and amortization...........................   274,644     351,754     315,465
   Gain on disposition of assets...........................      (336)       (923)       (986)
                                                             --------   ---------   ---------
                                                              715,975     753,100     669,236
                                                             --------   ---------   ---------
   Operating income (loss).................................    59,707     (24,050)     18,083
Other expense (income):
   Loss on early extinguishment of debt....................     5,850          --          --
   Interest income.........................................      (929)       (640)     (1,715)
   Interest expense........................................    92,178     113,026     147,607
                                                             --------   ---------   ---------
                                                               97,099     112,386     145,892
                                                             --------   ---------   ---------
Loss before income taxes...................................   (37,392)   (136,436)   (127,809)
Income tax benefit (note 6)................................   (12,434)    (38,870)    (35,879)
                                                             --------   ---------   ---------
Net loss...................................................  $(24,958)  $ (97,566)  $ (91,930)
                                                             ========   =========   =========

          See accompanying notes to consolidated financial statements.

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
              For the years ended December 31, 2002, 2001 and 2000

                                                                 ADDITIONAL
                                                       COMMON      PAID-IN     ACCUMULATED
                                                        STOCK      CAPITAL       DEFICIT        TOTAL
                                                       -------   -----------   ------------   ----------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Balance, December 31, 1999...........................   $  --     1,469,606       (86,735)    1,382,871
   Contribution from parent..........................      --       385,815            --       385,815
   Net loss..........................................      --            --       (91,930)      (91,930)
                                                        -----     ---------      --------     ---------
Balance, December 31, 2000...........................   $  --     1,855,421      (178,665)    1,676,756
   Contribution from parent..........................      --       366,896            --       366,896
   Net loss..........................................      --            --       (97,566)      (97,566)
                                                        -----     ---------      --------     ---------
Balance, December 31, 2001...........................   $  --     2,222,317      (276,231)    1,946,086
   Contribution from parent..........................      --        59,584            --        59,584
   Net loss..........................................      --            --       (24,958)      (24,958)
                                                        -----     ---------      --------     ---------
Balance, December 31, 2002...........................   $  --     2,281,901      (301,189)    1,980,712
                                                        =====     =========      ========     =========

          See accompanying notes to consolidated financial statements.

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(24,958)  $(97,566)  $(91,930)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................   274,644    351,754    315,465
     Gain on disposition of assets..........................      (336)      (923)      (986)
     Loss on early extinguishment of debt...................     2,424         --         --
     Deferred income tax benefit............................    (8,325)   (39,582)   (35,737)
     Provision for doubtful accounts........................     9,036      7,794      5,991
  Changes in operating assets and liabilities:
     (Increase) decrease in:
       Receivables..........................................    (6,451)    (9,810)   (13,786)
       Prepaid expenses.....................................    (2,533)    (1,322)    (1,371)
       Other assets.........................................     2,804      2,916      4,568
     Increase (decrease) in:
       Trade accounts payable...............................         3        131     (1,574)
       Accrued expenses.....................................     1,965    (14,641)    (1,910)
       Deferred income......................................     2,051       (173)      (964)
       Other liabilities....................................      (505)       124        196
                                                              --------   --------   --------
          Net cash provided by operating activities.........   249,819    198,702    177,962
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (78,390)   (85,320)   (78,304)
  Purchase of new markets...................................   (78,326)  (298,134)  (355,958)
  Increase in notes receivable..............................    (1,650)        --         --
  Proceeds from sale of property and equipment..............     3,412      4,916      2,827
                                                              --------   --------   --------
          Net cash used in investing activities.............  (154,954)  (378,538)  (431,435)
                                                              --------   --------   --------
Cash flows from financing activities:
  Contribution from parent..................................        --     48,000    200,212
  Proceeds from issuance of long-term debt..................   256,360         --         --
  Deposits for debt extinguishment..........................  (266,657)        --         --
  Principal payments on long-term debt......................  (140,700)   (67,046)    (5,330)
  Debt issuance costs.......................................    (1,183)      (573)    (1,470)
  Increase in notes payable.................................        40         --         --
  Net borrowing under credit agreements.....................    60,000    140,000    124,000
                                                              --------   --------   --------
          Net cash (used in) provided by financing
            activities......................................   (92,140)   120,381    317,412
                                                              --------   --------   --------
          Net increase (decrease) in cash and cash
            equivalents.....................................     2,725    (59,455)    63,939
  Cash and cash equivalents at beginning of period..........    12,885     72,340      8,401
                                                              --------   --------   --------
  Cash and cash equivalents at end of period................  $ 15,610   $ 12,885   $ 72,340
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $ 94,729   $119,000   $147,875
                                                              ========   ========   ========
  Cash paid for state and federal income taxes..............  $    745   $  1,189   $  1,936
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

(1) SIGNIFICANT ACCOUNTING POLICIES

 (A) NATURE OF BUSINESS

     Lamar Media Corp. is a wholly-owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 146,000 outdoor advertising displays in 44 states. Lamar Media's operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

     In addition, Lamar Media operates a logo sign business in 21 states throughout the United States and in one province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company's logo sign business are tourism signing contracts.

     Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 11 through 13, 15 and 17 and portions of notes 1, 8 and 10 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

 (B) PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include Lamar Media Corp., its wholly-owned subsidiaries, The Lamar Company, LLC, Lamar Central Outdoor, Inc., Lamar Oklahoma Holding Co., Inc., Lamar Advertising Southwest, Inc., Lamar DOA Tennessee Holdings, Inc., and Interstate Logos, LLC. and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(2) NONCASH FINANCING AND INVESTING ACTIVITIES

     A summary of significant noncash financing and investing activities for the years ended December 31, 2002, 2001 and 2000:

                                                           2002      2001      2000
                                                          -------   -------   -------
Parent company stock contributed for acquisitions.......  $56,100    29,000   185,603
Note payable converted to contributed capital...........       --   287,500        --
Debt issuance costs.....................................    3,640        --        --

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

(3) GOODWILL AND OTHER INTANGIBLE ASSETS

     The following is a summary of intangible assets at December 31, 2002 and December 31, 2001:

                                                   2002                        2001
                                         -------------------------   -------------------------
                             ESTIMATED     GROSS                       GROSS
                               LIFE       CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                              (YEARS)      AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                             ---------   ----------   ------------   ----------   ------------
AMORTIZABLE INTANGIBLE
  ASSETS:
  Debt issuance costs and
     fees..................    7-10      $   29,304     $ 16,992     $   24,625     $ 11,756
  Customer lists and
     contracts.............    7-10         371,787      196,084        359,154      145,180
  Non-competition
     agreements............    3-15          57,023       39,458         56,419       31,841
  Site locations...........      15         937,773      177,016        882,180      115,314
  Other....................    5-15          15,399        5,738         14,605        4,239
                                         ----------     --------     ----------     --------
                                          1,411,286      435,288      1,336,983      308,330
UNAMORTIZABLE INTANGIBLE
  ASSETS:
  Goodwill.................              $1,424,361     $252,766     $1,380,192     $252,766

     The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

Balance as of December 31, 2001.............................  $1,380,192
Goodwill acquired during the year...........................      44,169
Impairment losses...........................................          --
                                                              ----------
Balance as of December 31, 2002.............................  $1,424,361
                                                              ==========

     In accordance with SFAS No. 142, Lamar Media is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. Lamar Media is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, Lamar Media will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based upon it's review, no impairment charge was required upon the adoption of SFAS No. 142 or at its annual test for impairment on December 31, 2002.

     The following table illustrates the effect of the adoption of SFAS No. 142 on prior periods:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2002       2001        2000
                                                     --------   ---------   ---------
Reported net loss applicable to common stock.......  $(24,958)  $ (97,566)  $ (91,930)
Add: goodwill amortization, net of tax.............        --      70,463      60,752
                                                     --------   ---------   ---------
Adjusted net loss applicable to common stock.......  $(24,958)  $ (27,103)  $ (31,178)
                                                     ========   =========   =========

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

(4) ACCRUED EXPENSES

     The following is a summary of accrued expenses at December 31, 2002 and 2001:

                                                               2002      2001
                                                              -------   ------
Payroll.....................................................  $ 7,686    4,982
Interest....................................................    8,618   11,169
Other.......................................................    9,677    6,211
                                                              -------   ------
                                                              $25,981   22,362
                                                              =======   ======

(5) LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                 2002        2001
                                                              ----------   ---------
7 1/4% Senior subordinated notes............................  $  260,000          --
9 5/8% Senior subordinated notes (1996 Notes)...............     255,000     255,000
8 5/8% Senior subordinated notes (1997 Notes)...............     199,230     199,104
Bank Credit Agreement.......................................     975,500     978,500
9 1/4% Senior subordinated notes............................          --      74,073
8% Unsecured subordinated notes.............................       7,333       9,333
Other notes with various rates and terms....................       9,870       8,075
                                                              ----------   ---------
                                                               1,706,933   1,524,085
Less current maturities.....................................    (259,687)    (66,559)
                                                              ----------   ---------
                                                              $1,447,246   1,457,526
                                                              ==========   =========

     Long-term debt matures as follows:

2003........................................................   $  259,687
2004........................................................        4,336
2005........................................................       56,545
2006........................................................       68,624
2007........................................................      281,978
Later years.................................................    1,035,763

     On August 10, 1999, Lamar Media Corp. borrowed from Lamar Advertising Company, its parent, $287,500 in exchange for a note payable bearing interest at 5 1/4% due 2006. The proceeds were used to pay down existing bank debt of the Company.

     Effective January 30, 2001, Lamar Media Corp. and its subsidiaries entered into an amendment to its bank credit agreement for the purposes of increasing "Incremental Loan Commitments" from $400,000 to $1,000,000 and affording Lamar Media Corp. and Lamar Advertising Company more flexibility in incurring debt. The "Total Debt Ratio", previously measured at the Lamar Advertising Company level, is now measured at the Lamar Media Corp. level with the result that the 5 1/4% convertible Notes will be excluded from this ratio. In connection with these changes, the note receivable and notes payable of equal amounts between Lamar Advertising and Lamar Media, its wholly-owned subsidiary, were canceled. The cancellation of the note of $287,500 is treated as capital contributed by the parent on Lamar Media's balance sheet effective January 30, 2001.

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

     The presentation of long-term debt is in accordance with the terms of the new credit agreement discussed in Note 8 to the consolidated financial statements of Lamar Advertising Company.

(6) INCOME TAXES

     Income tax benefit for the years ended December 31, 2002, 2001 and 2000, consists of:

                                                          CURRENT   DEFERRED    TOTAL
                                                          -------   --------   -------
Year ended December 31, 2002:
  U.S. federal..........................................  $(5,068)   (7,090)   (12,158)
  State and local.......................................      870    (1,685)      (815)
  Foreign...............................................       89       450        539
                                                          -------   -------    -------
                                                          $(4,109)   (8,325)   (12,434)
                                                          =======   =======    =======
Year ended December 31, 2001:
  U.S. federal..........................................  $    --   (31,618)   (31,618)
  State and local.......................................      712    (7,513)    (6,801)
  Foreign...............................................       --      (451)      (451)
                                                          -------   -------    -------
                                                          $   712   (39,582)   (38,870)
                                                          =======   =======    =======
Year ended December 31, 2000:
  U.S. federal..........................................  $    --   (28,865)   (28,865)
  State and local.......................................     (142)   (6,872)    (7,014)
                                                          -------   -------    -------
                                                          $  (142)  (35,737)   (35,879)
                                                          =======   =======    =======

     Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2002, 2001 and 2000, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Computed expected tax benefit........................  $(12,713)  $(46,388)  $(43,455)
Increase (reduction) in income taxes resulting from:
   Book expenses not deductible for tax purposes.....       689        590        754
   Amortization of non-deductible goodwill...........       (31)    13,402     11,845
   State and local income taxes, net of federal
      income tax benefit.............................      (560)    (4,488)    (4,629)
   Other differences, net............................       181     (1,986)      (394)
                                                       --------   --------   --------
                                                       $(12,434)  $(38,870)  $(35,879)
                                                       ========   ========   ========

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

                                                                2002        2001
                                                              ---------   ---------
Current deferred tax assets:
   Receivables, principally due to allowance for doubtful
      accounts..............................................  $   1,916   $   1,916
   Accrued liabilities not deducted for tax purposes........      2,142       1,578
   Net operating loss carryforward..........................         --         451
   Other....................................................      2,370       2,000
                                                              ---------   ---------
   Net current deferred tax asset...........................  $   6,428   $   5,945
                                                              =========   =========
Non-current deferred tax liabilities:
   Plant and equipment, principally due to differences in
      depreciation..........................................  $ (10,821)  $  (3,550)
   Intangibles, due to differences in amortizable lives.....   (243,680)   (245,587)
                                                              ---------   ---------
                                                               (254,501)   (249,137)
Non-current deferred tax assets:
   Plant and equipment, due to basis differences on
      acquisitions..........................................     47,492      57,349
   Plant and equipment, due to basis differences on
      acquisitions and costs capitalized for tax purposes...      4,288       4,305
   Investment in affiliates and plant and equipment, due to
      gains recognized for tax purposes and deferred for
      financial reporting purposes..........................        941         941
   Accrued liabilities not deducted for tax purposes........      3,062       2,861
   Net operating loss carryforward..........................     68,164      49,470
   Minimum tax credit.......................................         --         331
   Other, net...............................................        630         694
                                                              ---------   ---------
                                                                124,577     115,951
                                                              ---------   ---------
   Net non-current deferred tax liability...................  $(129,924)  $(133,186)
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

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

     As of December 31, 2002 and 2001, there was a receivable from Lamar Advertising Company, its parent, in the amount of $6,978 and $9,671, respectively.

(8) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FISCAL YEAR 2002 QUARTERS
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
Net revenues...........................  $176,538   $202,529     $201,918      $194,697
Net revenues less direct advertising
   expenses............................   109,311    135,897      130,233       125,469
Net (loss) income applicable to common
   stock...............................   (13,331)     2,542       (3,145)      (11,024)

                                                    FISCAL YEAR 2001 QUARTERS
                                         ------------------------------------------------
                                         MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                         --------   --------   ------------   -----------
Net revenues...........................  $170,385   $191,788     $188,267      $178,610
Net revenues less direct advertising
   expenses............................   108,849    130,473      123,674       114,571
Net loss applicable to common stock....   (32,146)   (17,476)     (21,434)      (26,510)

                                                                      SCHEDULE 2

                       LAMAR MEDIA CORP. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    BALANCE AT    CHARGED TO                BALANCE AT
                                                   BEGINNING OF   COSTS AND                   END OF
                                                      PERIOD       EXPENSES    DEDUCTIONS     PERIOD
                                                   ------------   ----------   ----------   ----------
                                                                     (IN THOUSANDS)
Year Ended December 31, 2002
   Deducted in balance sheet from trade accounts
      receivable: Allowance for doubtful
      accounts...................................    $  4,914         9,036       9,036         4,914
   Deducted in balance sheet from intangible
      assets: Amortization of intangible
      assets.....................................    $561,096       126,958          --       688,054
Year Ended December 31, 2001
   Deducted in balance sheet from trade accounts
      receivable: Allowance for doubtful
      accounts...................................    $  4,914         7,794       7,794         4,914
   Deducted in balance sheet from intangible
      assets: Amortization of intangible
      assets.....................................    $352,314       208,782          --       561,096
Year Ended December 31, 2000
   Deducted in balance sheet from trade accounts
      receivable: Allowance for doubtful
      accounts...................................    $  3,928         5,991       5,005         4,914
   Deducted in balance sheet from intangible
      assets: Amortization of intangible
      assets.....................................    $170,410       181,904          --       352,314

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company
None

Lamar Media Corp.
None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The response to this item is contained in part under the caption "Executive Officers of the Registrant" in Part I, Item 1A hereof and the remainder is incorporated herein by reference from the discussion responsive thereto under the captions "Election of Directors" and Section 16(a) "Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders: "Election of Directors - Director Compensation", "Executive Compensation and Compensation Committee Interlocks and Insider Participation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item is in part incorporated herein by reference from the discussion responsive thereto under the caption "Share Ownership" in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2002 with respect to shares of our Class A common stock that may be issued under our existing compensation plans.

                                     (a)                                (b)                       (c)
  Plan category                      Number of securities to be         Weighted-average          Number of securities
                                     issued upon exercise of            exercise price of         remaining available for future
                                     outstanding options, warrants      outstanding options,      issuance under equity
                                     and rights                         warrants and rights       compensation plans
                                                                                                  (excluding securities reflected
                                                                                                  in column (a))
EQUITY COMPENSATION PLANS APPROVED          4,067,365(2)                   $  29.83                        1,873,988(3)
BY SECURITY HOLDERS(1)

EQUITY COMPENSATION PLANS NOT                     N/A                           N/A                              N/A
APPROVED BY SECURITY HOLDERS

TOTAL                                       4,067,365                      $  29.83                        1,873,988

----------

(1) Consists of the 1996 Equity Incentive Plan and 2000 Employee Stock Purchase Plan.

(2) Does not include purchase rights accruing under the 2000 Employee Stock Purchase Plan because the purchase price (and therefore the number of shares to be purchased) will not be determined until the end of the purchase period.

(3) Includes shares available for future issuance under the 2000 Employee Stock Purchase Plan. Under the evergreen formula of this plan, on the first day of each fiscal year beginning with 2001, the aggregate number of shares that may be purchased through the exercise of rights granted under the plan is increased by the lesser of (a) 500,000 shares, (b) one-tenth of one percent of the total number of shares of Class A common stock outstanding on the last day of the preceding fiscal year, and (c) a lesser amount determined by the board of directors. Pursuant to the evergreen formula, as of December 31, 2002, 163,002 shares have been added to the 2000 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company and Lamar Media carried out an evaluation under the supervision and with the participation of their management, including the Company's and Lamar Media's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's and Lamar Media's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's and Lamar Media's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and Lamar Media required to be included in the Company's and Lamar Media's reports filed with or submitted to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

(B) CHANGES IN INTERNAL CONTROLS

Since the date of that evaluation, there have been no significant changes in the Company's or Lamar Media's internal controls or in other factors that could significantly affect those controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(B) REPORTS ON FORM 8-K

Reports on Form 8-K were filed with the Commission during the fourth quarter of 2002 to report the following items as of the dates indicated:

On December 13, 2002, Lamar Media Corp. filed a Current Report on 8-K to announce its intention to offer $260 million in senior subordinated notes in a private placement, subject to market and other conditions.

On December 23, 2002, Lamar Media Corp. filed a Current Report on Form 8-K in order to report the sale of $260 million aggregate principal amount of 7 1/4% Notes due 2013 (the "Notes") to JPMorgan Securities Inc., Wachovia Securities, Inc., SunTrust Capital Markets, Inc. and BNP Paribas Securities Corp. (collectively, the "Initial Purchasers") pursuant to an Amended and Restated Purchase Agreement dated as of December 17, 2002. Lamar Media issued the Notes pursuant to an Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries as guarantors, and Wachovia Bank of Delaware, National Association, as trustee. The net proceeds of the offering were used, together with available cash, to redeem all of the outstanding $255 million principal amount of Lamar Media's 9 5/8% Senior Subordinated Notes due 2006.

On December 23, 2002, Lamar Media also reported that it and certain of its subsidiaries, as guarantors, entered into a Registration Rights Agreement with the Initial Purchasers, pursuant to which Lamar Media agreed to file with the Securities and Exchange Commission a registration statement on an appropriate form under the Securities Act relating to a registered exchange offer for the Notes under the Securities Act.

(C) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            LAMAR ADVERTISING COMPANY

         March 25, 2003               By:  /s/ Kevin P. Reilly, Jr.
                                          --------------------------------------
                                          Kevin P. Reilly, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                            Title                                 Date
------------------------------              -------------------------------------------         ----------
 /s/  Kevin P. Reilly, Jr.                  Chief Executive Officer and Director                 3/25/03
--------------------------------
Kevin P. Reilly, Jr.

 /s/ Sean E. Reilly                         Chief Operating Officer, Vice President              3/25/03
--------------------------------            and Director
Sean E. Reilly

 /s/ Keith A. Istre                         Chief Financial and Accounting Officer               3/25/03
--------------------------------            and Director
Keith A. Istre

 /s/ T. Everett Stewart, Jr.                Director                                             3/25/03
--------------------------------
T. Everett Stewart, Jr.

 /s/ Charles W. Lamar, III                  Director                                             3/25/03
--------------------------------
Charles W. Lamar, III

 /s/ Gerald H. Marchand                     Director                                             3/25/03
--------------------------------
Gerald H. Marchand

 /s/ Stephen P. Mumblow                     Director                                             3/25/03
--------------------------------
Stephen P. Mumblow

/s/ John Maxwell Hamilton                   Director                                             3/25/03
--------------------------------
John Maxwell Hamilton

/s/ Thomas Reifenheiser                     Director                                             3/25/03
--------------------------------
Thomas Reifenheiser

/s/ Anna Reilly Cullinan                    Director                                             3/25/03
--------------------------------
Anna Reilly Cullinan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                LAMAR MEDIA CORP.

         March 25, 2003               By: /s/ Kevin P. Reilly, Jr.
                                          -------------------------------------
                                          Kevin P. Reilly, Jr.
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                                         Title                           Date
-------------------------------          ----------------------------------------      ----------
 /s/ Kevin P. Reilly, Jr.                Chief Executive Officer and Director           3/25/03
---------------------------------
Kevin P. Reilly, Jr.

 /s/ Sean E. Reilly                      Chief Operating Officer, Vice President        3/25/03
---------------------------------        and Director
Sean E. Reilly

 /s/ Keith A. Istre                      Chief Financial and Accounting Officer         3/25/03
---------------------------------        and Director
Keith A. Istre

 /s/ T. Everett Stewart, Jr.             Director                                       3/25/03
---------------------------------
T. Everett Stewart, Jr.

 /s/ Gerald H. Marchand                  Director                                       3/25/03
---------------------------------
Gerald H. Marchand

CERTIFICATIONS

I, Kevin P. Reilly, Jr., certify that:

1. I have reviewed this combined annual report on Form 10-K of Lamar Advertising Company and Lamar Media Corp.;

2. Based on my knowledge, this combined annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this combined annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this combined annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this combined annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this combined annual report is being prepared;

                  b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this combined annual report (the "Evaluation Date"); and

                  c) presented in this combined annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this combined annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

                             /s/ Kevin P. Reilly, Jr.
                             --------------------------------------------------
                             Kevin P. Reilly, Jr.
                             Chief Executive Officer, Lamar Advertising Company Chief Executive Officer, Lamar Media Corp.

I, Keith A. Istre, certify that:

1. I have reviewed this combined annual report on Form 10-K of Lamar Advertising Company and Lamar Media Corp.;

2. Based on my knowledge, this combined annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this combined annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this combined annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrants as of, and for, the periods presented in this combined annual report;

4. The registrants' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrants and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrants, including their consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this combined annual report is being prepared;

                  b) evaluated the effectiveness of the registrants' disclosure controls and procedures as of a date within 90 days prior to the filing date of this combined annual report (the "Evaluation Date"); and

                  c) presented in this combined annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants' other certifying officer and I have disclosed, based on our most recent evaluation, to the registrants' auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants' ability to record, process, summarize and report financial data and have identified for the registrants' auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants' internal controls; and

6. The registrants' other certifying officer and I have indicated in this combined annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

                             /s/ Keith A. Istre
                             --------------------------------------------------
                             Keith A. Istre
                             Chief Financial Officer, Lamar Advertising Company Chief Financial Officer, Lamar Media Corp.

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

4.3          Indenture dated as of September 24, 1986 relating to the Company's
             8% Unsecured Subordinated Debentures. Previously filed as Exhibit
             10.3 to the Company's Registration Statement on Form S-1 (File No.
             33-59624), and incorporated herein by reference.

4.4          Indenture dated May 15, 1993 relating to the Company's 11% Senior
             Secured Notes due May 15, 2003. Previously filed as Exhibit 4.3 to the Company's Registration Statement on Form S-1 (File No.
             33-59624), and incorporated herein by reference.

4.5          First Supplemental Indenture dated July 30, 1996 relating to the
             Company's 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1(File No. 333-05479), and incorporated herein by reference.

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

4.8          Form of Subordinated Note. Previously filed as Exhibit 4.8 to the
             Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.9 Form of 8 5/8% Senior Subordinated Note due 2007. Previously filed as Exhibit 4.10 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1997, (File No. 1-12407), and incorporated herein by reference.

4.10 Indenture dated as of September 25, 1997 between the Company, certain of its subsidiaries, and State Street Bank and Trust
             Company, as trustee, relating to the Company's 8 5/8% Senior
             Subordinated Notes due 2007. Previously filed as Exhibit 4.2 to the
             Company's Current Report on Form 8-K filed on September 30, 1997
             (File No. 1-12407), and incorporated herein by reference.

4.11 Supplemental Indenture to the Indenture dated September 25, 1997 among the Company, certain of its subsidiaries and State Street
             Bank and Trust Company, as Trustee, dated October 23, 1998.
             Previously filed as Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998, (File No.
             1-12407) and incorporated herein by reference.

4.12         Indenture dated as of August 10, 1999 between the Company and State
             Street Bank and Trust Company, as Trustee. Previously filed as
             Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16,
             1999 and incorporated herein by reference.

4.13 First Supplemental Indenture dated as of August 10, 1999 between the Company and State Street Bank and Trust Company, as Trustee.
             Previously filed as Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

4.14 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated September 15,
             1999. Previously filed as Exhibit 4.2 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended
             September 30, 1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.15 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated July 20, 1999.
             Previously filed as Exhibit 4.4 to Lamar Advertising Company's
             Quarterly Report on Form 10-Q for the period ended September 30,
             1999 (File No. 0-30242) filed on November 12, 1999 and incorporated herein by reference.

4.16 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated as of August 8,
             2000. Previously filed as Exhibit 4.3 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended
             September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

4.17 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated December 23, 1999.
             Previously filed as Exhibit 4.30 to the Company's Annual Report on
             Form 10-K for fiscal year ended December 31, 1999, (File No.
             0-30242), and incorporated herein by reference.

4.18 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated as of August 8,
             2000. Previously filed as Exhibit 4.3 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended
             September 30, 1999 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

4.19 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated as of June 1,
             2000. Previously filed as Exhibit 4.3 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended June
             30, 2000 (File No. 0-30242) filed on August 11, 2000 and
             incorporated herein by reference.

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

                                       74

4.21 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated as of December 31,
             2000. Previously filed as Exhibit 4.40 to Lamar Advertising
             Company's Annual Report on Form 10-K for the period ended December
             31, 2000 (File No. 0-30242) filed on March 23, 2001 and
             incorporated herein by reference.

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

4.23 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated as of April 9,
             2001. Previously filed as Exhibit 4.3 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended June
             30, 2001 (File No. 0-30242) filed on August 13, 2001 and
             incorporated herein by reference.

4.24 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated as of March 15,
             2001. Previously filed as Exhibit 4.3 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended March
             31, 2001 (File No. 0-30242) filed on May 14, 2001 and incorporated herein by reference.

4.25 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated November 12, 2001.
             Filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly
             Report on Form 10-Q for the period ended March 31, 2002 (File No.
             0-30242) filed on May 9, 2002 and incorporated herein by reference.

4.26 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State
             Street Bank and Trust Company, as Trustee, dated August 16, 2002.
             Filed as Exhibit 4.3 to Lamar Advertising Company's Quarterly
             Report on Form 10-Q for the period ended September 30, 2002 (File
             No. 0-30242) filed on November 13, 2002 and incorporated herein by reference.

4.27 Indenture dated as of December 23, 2002 among Lamar Media Corp., certain subsidiaries of Lamar Media Corp., as guarantors and Wachovia Bank of Delaware, National, as trustee. Filed as Exhibit
             4.1 to Lamar Media's Current Report on Form 8-K filed on December
             27, 2002 (File No. 0-20833) and incorporated herein by reference.

4.28         Form of 7 1/4% Notes Due 2013. Filed as Exhibit 4.2 to Lamar
             Media's Current Report on Form 8-K filed on December 27, 2002 (File
             No. 0-20833) and incorporated herein by reference.

4.29         Registration Rights Agreement dated as of December 23, 2002 among
             Lamar Media Corp., the guarantors listed on Schedule 1 thereto and J.P. Morgan Securities Inc., Wachovia Securities, Inc., SunTrust
             Capital Markets, Inc. and BNP Paribas Securities Corp. Filed as
             Exhibit 10.1 to Lamar Media's Current Report on Form 8-K filed on
             December 27, 2002 (File No. 0-20833) and incorporated herein by reference.

4.30         Form of Exchange Note. Filed as Exhibit 4.29 to Lamar Media's
             Registration Statement on Form S-4 (File No. 333-102634) and incorporated herein by reference.

4.31 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and the State
             Street Bank and Trust Company, as Trustee, dated as of November 25,
             2002. Filed as Exhibit 4.30 to Lamar Media Corp.'s Registration
             Statement on Form S-4/A (File No. 333-102634) filed on March 18,
             2003 and incorporated herein by reference.

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

10.31        Amendment No. 3 dated as of December 20, 2001 to the Credit
             Agreement dated as of August 13, 1999 between Lamar Media Corp., the Subsidiary Guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank (formerly known as The Chase Manhattan
             Bank), as Administrative Agent. Filed as Exhibit 10.31 to the
             Company's Annual Report on Form 10-K for the year ended December
             31, 2001 (File No. 0-30242) filed on March 21, 2002 and
             incorporated herein by reference.

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

10.35        Joinder Agreement dated November 12, 2001 to the Lamar Media Corp.
             Credit Agreement dated August 13, 1999 by Trans West Outdoor
             Advertising, Inc. Filed as Exhibit 10.1 to Lamar Advertising
             Company's Quarterly Report on Form 10-Q for the period ended March
             31, 2002 (File No. 0-30242) filed on May 9, 2002 and incorporated herein by reference.

10.36        Series C Incremental Loan Agreement among Lamar Advertising
             Company, Lamar Media Corp. and certain of its subsidiaries, the Series C Lenders and JPMorgan Chase Bank, as Administrative Agent, dated as of January 8, 2002. Filed as Exhibit 10.2 to Lamar
             Advertising Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002 (File No. 0-30242) filed on May 9, 2002 and incorporated herein by reference.

10.37        Joinder Agreement dated August 16, 2002 to the Lamar Media Corp.
             Credit Agreement dated August 13, 1999 by Washington Logos L.L.C.
             Filed as Exhibit 10.1 to Lamar Advertising Company's Quarterly
             Report on Form 10-Q for the period ended September 30, 2002 (File
             No. 0-30242) filed on November 13, 2002 and incorporated herein by reference.

10.38 Amendment No. 4 dated as of October 23, 2002 in respect of the Credit Agreement dated as of August 13, 1999 between Lamar Media
             Corp., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank (formerly known as The Chase
             Manhattan Bank),as Administrative Agent. Filed as Exhibit 10.2 to
             Lamar Advertising Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002 (File No. 0-30242) filed on
             November 13, 2002 and incorporated herein by reference.

10.39        Joinder Agreement dated November 25, 2002 to the Lamar Media Corp.
             Credit Agreement dated August 13, 1999 by Lamar Pinnacle
             Acquisition Co. Filed as Exhibit 10.39 to Lamar Media Corp.'s
             Registration Statement on Form S-4/A (File No. 333-102634) filed on
             March 18, 2003 and incorporated herein by reference.

10.40        Credit Agreement dated as of March 7, 2003 between Lamar Media
             Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.
             Filed as Exhibit 10.38 to Lamar Media Corp.'s Registration
             Statement on Form S-4/A (File No. 333-102634) filed on March 18,
             2003 and incorporated herein by reference.

                                       78

11.1 Statement regarding computation of per share earnings. Filed herewith.

12.1 Lamar Advertising Company Computation of Ratio of Earnings to Fixed Charges. Filed herewith.

12.2         Lamar Media Corp. Computation of Ratio of Earnings to Fixed
             Charges. Filed herewith.

21.1         Subsidiaries of the Company. Filed herewith.

23.1         Consent of KPMG LLP. Filed herewith.

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.