Form 10-Q
period 2003-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2003-05-15
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the period ended March 31, 2003
                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

        For the transition period from _______________ to _______________

                         Commission File Number 0-30242
                            LAMAR ADVERTISING COMPANY
                         Commission File Number 1-12407
                                LAMAR MEDIA CORP.

           (Exact name of registrants as specified in their charters)


Delaware                                                     72-1449411
Delaware                                                     72-1205791
(State or other jurisdiction of incorporation or             (I.R.S. Employer
organization)                                                Identification No.)
5551 Corporate Blvd., Baton Rouge, LA                        70808
(Address of principle executive offices)                     (Zip Code)

       Registrants' telephone number, including area code: (225) 926-1000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether Lamar Advertising Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes (X) No ( )

Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ( ) No (X)

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of May 8, 2003: 85,718,968

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of May 8, 2003: 16,417,073

The number of shares of Lamar Media Corp. common stock outstanding as of May 8, 2003: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to carefully read the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2002 of the Company and Lamar Media (the "2002 Combined Form 10-K") under the caption "Factors Affecting Future Operating Results" in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 26, 2003.

The forward-looking statements contained in this combined Quarterly Report on Form 10-Q speak only as of the date of this combined report. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Quarterly Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

                                    CONTENTS

                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Lamar Advertising Company

              Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002             1

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2003 and 2002                                                                      2

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2003 and 2002                                                                      3

              Notes to Condensed Consolidated Financial Statements                                         4 - 8

         Lamar Media Corp.

              Condensed Consolidated Balance Sheets as of  March 31, 2003 and December 31, 2002            9

              Condensed Consolidated Statements of Operations for the three months ended
              March 31, 2003 and 2002                                                                      10

              Condensed Consolidated Statements of Cash Flows for the three months ended
              March 31, 2003 and 2002                                                                      11

              Notes to Condensed Consolidated Financial Statements                                         12

ITEM 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations        13 - 18

ITEM 3.       Quantitative and Qualitative Disclosures About Market Risks                                  19

ITEM 4.       Controls and Procedures                                                                      19

PART II - OTHER INFORMATION

ITEM 6.       Exhibits and Reports on Form 8-K                                                             20

              Signatures                                                                                   20

              Certifications                                                                               21 - 22

              Index to Exhibits                                                                            23

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                               March 31,     December 31,
                                                                                                 2003            2002
                                                                                             ------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                               $      7,870    $     15,610
     Cash on deposit for debt extinguishment                                                           --         266,657
     Receivables, net of allowance for doubtful accounts of $4,543 and $4,914
         in 2003 and 2002, respectively                                                            91,190          92,382
     Prepaid expenses                                                                              41,874          30,091
     Deferred tax asset                                                                             5,758           6,428
     Other current assets                                                                           7,555           7,315
                                                                                             ------------    ------------
       Total current assets                                                                       154,247         418,483
                                                                                             ------------    ------------

Property, plant and equipment                                                                   1,889,612       1,850,657
     Less accumulated depreciation and amortization                                              (603,223)       (566,889)
                                                                                             ------------    ------------
       Net property, plant and equipment                                                        1,286,389       1,283,768
                                                                                             ------------    ------------

Goodwill                                                                                        1,179,934       1,178,428
Intangible assets, net                                                                            978,914         988,953
Other assets - non-current                                                                         19,557          18,474
                                                                                             ------------    ------------
        Total assets                                                                         $  3,619,041    $  3,888,106
                                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                                  $     10,421          10,051
     Current maturities of long-term debt                                                           5,663           4,687
     Current maturities related to debt extinguishment                                                 --         255,000
     Accrued expenses                                                                              23,895          38,881
     Deferred income                                                                               15,060          13,942
                                                                                             ------------    ------------
        Total current liabilities                                                                  55,039         322,561
                                                                                             ------------    ------------

Long-term debt                                                                                  1,732,500       1,734,746
Deferred income taxes                                                                              94,408         114,260
Other liabilities                                                                                  41,243           7,366
                                                                                             ------------    ------------
        Total liabilities                                                                       1,923,190       2,178,933
                                                                                             ------------    ------------
Stockholders' equity:
     Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized
        5,720 shares; 5,719 shares issued and outstanding at 2003 and 2002                             --              --
     Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares
        authorized; 0 shares issued and outstanding at 2003 and 2002                                   --              --
     Class A common stock, par value $.001, 175,000,000 shares authorized, 85,707,418
        And  85,077,038 shares issued and outstanding at 2003 and 2002, respectively                   86              85
     Class B common stock, par value $.001, 37,500,000 shares authorized, 16,417,073
        shares issued and outstanding at 2003 and 2002                                                 16              16
     Additional paid-in capital                                                                 2,055,749       2,036,709
     Accumulated deficit                                                                         (360,000)       (327,637)
                                                                                             ------------    ------------
        Stockholders' equity                                                                    1,695,851       1,709,173
                                                                                             ------------    ------------
        Total liabilities and stockholders' equity                                           $  3,619,041    $  3,888,106
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                               2003              2002
                                                                           ------------      ------------
Net revenues                                                               $    184,221      $    176,538
                                                                           ------------      ------------
Operating expenses (income)
      Direct advertising expenses                                                71,557            67,227
      General and administrative expenses                                        42,847            41,206
      Depreciation and amortization                                              67,513            67,100
      Gain on disposition of assets                                                 (30)              (89)
                                                                           ------------      ------------
                                                                                181,887           175,444
                                                                           ------------      ------------

      Operating income                                                            2,334             1,094

Other expense (income)
      Loss on extinguishment of debt                                             11,173                --
      Interest income                                                              (118)             (221)
      Interest expense                                                           23,760            26,776
                                                                           ------------      ------------
                                                                                 34,815            26,555
                                                                           ------------      ------------
Loss before income tax benefit and cumulative effect of a change in
      accounting principle                                                      (32,481)          (25,461)
Income tax benefit                                                              (11,888)           (9,298)
                                                                           ------------      ------------
Loss before cumulative effect of a change in accounting principle               (20,593)          (16,163)
Cumulative effect of change in accounting principle, net of tax benefit         (11,679)               --
                                                                           ------------      ------------

Net loss                                                                        (32,272)          (16,163)

Preferred stock dividends                                                            91                91
                                                                           ------------      ------------

Net loss applicable to common stock                                        $    (32,363)     $    (16,254)
                                                                           ============      ============
Loss per common share:
Loss before a change in accounting principle                               $       (.20)     $       (.16)
Cumulative effect of a change in accounting principle                              (.12)              (--)
                                                                           ------------      ------------
Net loss                                                                   $       (.32)     $       (.16)
                                                                           ============      ============

Weighted average common shares outstanding                                  101,667,397       100,542,109
Incremental common shares from dilutive stock options                                --                --
Incremental common shares from convertible debt                                      --                --
                                                                           ------------      ------------
Weighted average common shares assuming dilution                            101,667,397       100,542,109
                                                                           ============      ============


See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Three Months Ended
                                                                                March 31,
                                                                            2003          2002
                                                                         ----------    ----------
Cash flows from operating activities:
       Net loss                                                          $  (32,272)   $  (16,163)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                      67,513        67,100
          Gain on disposition of assets                                         (30)          (89)
          Deferred tax benefit                                              (11,982)       (4,025)
          Provision for doubtful accounts                                     2,325         2,744
          Loss on debt extinguishment                                        11,173            --
          Cumulative effect of a change in accounting principle              11,679            --
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Receivables                                                       (475)       (5,698)
             Prepaid expenses                                               (11,533)      (11,773)
             Other assets                                                    (1,422)       (8,130)
          Increase (decrease) in:
             Trade accounts payable                                             371         1,652
             Accrued expenses                                               (15,441)      (10,382)
             Deferred income                                                  1,148         2,085
                                                                         ----------    ----------
                  Net cash provided by operating activities                  21,054        17,321
                                                                         ----------    ----------

Cash flows from investing activities:
       Acquisition of new markets                                            (6,638)      (38,211)
       Capital expenditures                                                 (17,808)      (14,121)
       Proceeds from disposition of assets                                      938           701
                                                                         ----------    ----------
                  Net cash used in investing activities                     (23,508)      (51,631)
                                                                         ----------    ----------

Cash flows from financing activities:
       Debt issuance costs                                                   (8,356)       (1,050)
       Net proceeds from issuance of common stock                               953         6,355
       Principle payments and repayment premiums on long-term debt         (264,449)      (16,668)
       Net borrowings under credit agreements                                    --        60,000
       Cash from deposits for debt extinguishment                           266,657            --
       Dividends                                                                (91)          (91)
                                                                         ----------    ----------
                  Net cash (used in) provided by financing activities        (5,286)       48,546
                                                                         ----------    ----------

       Net (decrease) increase in cash and cash equivalents                  (7,740)       14,236

       Cash and cash equivalents at beginning of period                      15,610        12,885
                                                                         ----------    ----------
       Cash and cash equivalents at end of period                        $    7,870    $   27,121
                                                                         ==========    ==========

Supplemental disclosures of cash flow information:
       Cash paid for interest                                            $   27,792    $   30,343
                                                                         ==========    ==========
       Cash paid for state and federal income taxes                      $      146    $      311
                                                                         ==========    ==========
       Common stock issuance related to acquisitions                     $   18,000    $   38,000
                                                                         ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the 2002 Combined Form 10-K.

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

2.       Acquisitions

On March 3, 2003, the Company purchased the stock of Delite Outdoor, Inc. for $18,000. The purchase price consisted of 588,543 shares of Lamar Advertising Class A common stock valued at $18,000.

During the three months ended March 31, 2003, the Company completed 13 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $6,638.

Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

                                                Delite
                                               Outdoor
                                                 Inc.             Other             Total
                                             ------------      -----------      -------------
Current assets                                        911               18                929
Property, plant and equipment                       4,580            1,835              6,415
Goodwill                                               47            1,459              1,506
Site locations                                     10,048            2,943             12,991
Non-competition agreements                            145              120                265
Customer lists and contracts                        2,732              657              3,389
Current liabilities                                   108              394                502
Long-term liabilities                                 355               --                355
                                             ------------      -----------      -------------
                                                   18,000            6,638             24,638
                                             ============      ===========      =============

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statements of operations data for the three months ended March 31, 2003 and March 31, 2002 as if each of the above acquisitions and the acquisitions occurring in 2002, which were fully described in the 2002 Combined Form 10-K, had been consummated as of January 1, 2002 and the adoption of SFAS No. 143 as of January 1, 2002. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                                 Three months ended
                                                                      March 31,
                                                                 2003         2002
                                                               --------     --------
Net revenues                                                   $184,848     $179,171
                                                               ========     ========
Net loss before cumulative effect of a change in accounting
   principle                                                   $(20,689)    $(17,107)
                                                               ========     ========

Net loss applicable to common stock                            $(32,459)    $(26,448)
                                                               ========     ========

Net loss per common share                                      $  (0.32)    $  (0.26)
                                                               ========     ========

3.   Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2003 and December 31, 2002.


                                                              March 31, 2003                          December 31, 2002
                                        Estimated    ---------------------------------       ----------------------------------
                                           Life      Gross Carrying       Accumulated        Gross Carrying         Accumulated
Amortizable Intangible Assets:            (Years)        Amount           Amortization           Amount            Amortization
------------------------------          ---------    --------------       ------------       --------------        ------------
Debt issuance costs and fees              7 - 10           57,565              29,052               52,202             27,533
Customer lists and contracts              7 - 10          375,176             208,933              371,787            196,084
Non-competition agreements                3 - 15           57,288              41,213               57,023             39,458
Site locations                              15            950,764             192,706              937,773            177,016
Other                                     5 - 15           16,242               6,217               15,997              5,738
                                                        ---------           ---------            ---------          ---------
                                                        1,457,035             478,121            1,434,782            445,829
Unamortizable Intangible Assets:
--------------------------------
Goodwill                                                1,433,569             253,635            1,432,063            253,635

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

Balance as of December 31, 2002             $      1,432,063
Goodwill acquired during the quarter                   1,506
Impairment losses                                         --
                                            ----------------
Balance as of March 31, 2003                $      1,433,569
                                            ================

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4.       Long-Term Debt

On December 23, 2002, Lamar Media Corp. completed an offering of $260,000 7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media's existing and future senior debt, rank equally with all of Lamar Media's existing and future senior subordinated debt and rank senior to any future subordinated debt of Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, was used to redeem all of the outstanding $255,000 principle amount of Lamar Media's 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003 at a redemption price equal to 103.208% of the aggregate principle amount thereof plus accrued interest through the redemption date of approximately $3,477 for a total redemption price of approximately $266,657. The Company recorded a loss on the extinguishment of debt of $11,173 in the first quarter of 2003 which consists of a prepayment premium of $8,180 and associated debt issuance costs of $2,993.

5.       Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and recorded a loss of $11,679 as the cumulative effect of a change in accounting principle, which is net of a tax benefit of $7,467. Prior to our adoption of SFAS No. 143, the Company expensed these costs at the date of retirement. Also, as of January 1, 2003, we recorded additions to property, plant and equipment totaling $23,114 under the provisions of SFAS No. 143.

All of our asset retirement obligations relate to the Company's structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

                                 March 31, 2003
                                 --------------
Balance at beginning of period   $       33,467
Accretion expense                           559
Liabilities settled                        (118)
                                 --------------
Balance at end of period         $       33,908
                                 ==============

The following pro forma data summarizes the Company's net loss and net loss per common share as if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $30,875.

                                                           Three months ended
                                                             March 31, 2002
                                                           ------------------
Net loss applicable to common stock, as reported           $          (16,254)
Pro forma adjustments to reflect retroactive adoption
  of SFAS No. 143                                                      (9,971)
                                                           ------------------
Proforma net loss  applicable to common stock              $          (26,225)
                                                           ==================
Net loss per common share - basic and diluted:
Net loss, as reported                                      $            (0.16)
Net loss, pro forma                                        $            (0.26)

6.       Stock Based Compensation

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123," permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                Three months ended
                                                                      March 31
                                                                 2003           2002
                                                              ----------     ----------
Net loss applicable to common stock, as reported              $  (32,363)    $  (16,254)
Deduct:  Total stock based employee compensation
                 expense determined under fair value based
                 method for all awards, net of related tax
                 effects                                          (1,011)        (2,049)
                                                              ----------     ----------
Pro forma net loss applicable to common stock                 $  (33,374)    $  (18,303)
                                                              ==========     ==========

Net loss per common share - basic and diluted
  Net loss, as reported                                       $    (0.32)    $    (0.16)
  Net loss, pro forma                                         $    (0.33)    $    (0.18)

7.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media's outstanding notes. As of March 31, 2003 and December 31, 2002, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,903,292 and $1,915,035, respectively.

8.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earning per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,590,096 and 6,957,782 for three months ended March 31, 2003 and 2002, respectively.

9.        Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements.

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's financial statements.

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

In April 2003, the FASB issued Statement of Financial Accounting Standard (SFAS) No 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 149 for all contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003 pursuant to the guidance in SFAS No. 149. The Company does not expect adoption to have an impact on its consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                        March 31,      December 31,
                                                                                          2003             2002
                                                                                       -----------     ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                         $     7,870     $     15,610
     Cash on deposit for debt extinguishment                                                    --          266,657
     Receivables, net of allowance for doubtful accounts of $4,543 and $4,914 in
        2003 and 2002, respectively                                                         90,959           92,295
     Prepaid expenses                                                                       41,874           30,091
     Deferred income tax asset                                                               5,758            6,428
     Other current assets                                                                   22,504           14,293
                                                                                       -----------     ------------
        Total current assets                                                               168,965          425,374
                                                                                       -----------     ------------

Property, plant and equipment                                                            1,889,612        1,850,657
     Less accumulated depreciation and amortization                                       (603,223)        (566,889)
                                                                                       -----------     ------------
        Net property, plant and equipment                                                1,286,389        1,283,768
                                                                                       -----------     ------------
Goodwill                                                                                 1,179,953        1,171,595
Intangible assets                                                                          959,333          975,998
Other assets - non-current                                                                  19,004           18,174
                                                                                       -----------     ------------
        Total assets                                                                   $ 3,613,644     $  3,874,909
                                                                                       ===========     ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
     Trade accounts payable                                                            $    10,421      $    10,051
     Current maturities of long-term debt                                                    5,663            4,687
     Current maturities related to debt extinguishment                                          --          255,000
     Accrued expenses                                                                       15,113           25,981
     Deferred income                                                                        15,060           13,942
                                                                                       -----------     ------------
        Total current liabilities                                                           46,257          309,661
                                                                                       -----------     ------------

Long-term debt                                                                           1,445,000        1,447,246
Deferred income taxes                                                                      111,877          129,924
Other liabilities                                                                           41,243            7,366
                                                                                       -----------     ------------
        Total liabilities                                                                1,644,377        1,894,197
                                                                                       -----------     ------------

Stockholder's equity:
     Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and
         outstanding at March 31, 2003 and December 31, 2002, respectively                      --               --
     Additional paid-in capital                                                          2,299,901        2,281,901
     Accumulated deficit                                                                  (330,634)        (301,189)
                                                                                       -----------     ------------
        Stockholder's equity                                                             1,969,267        1,980,712
                                                                                       -----------     ------------
        Total liabilities and stockholder's equity                                     $ 3,613,644     $  3,874,909
                                                                                       ===========     ============

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Three months ended
                                                                               March 31,
                                                                          2003            2002
                                                                       ----------     ----------
Net revenues                                                           $  184,221     $  176,538
                                                                       ----------     ----------
Operating expenses (income)
       Direct advertising expenses                                         71,557         67,227
       General and administrative expenses                                 42,820         41,134
       Depreciation and amortization                                       66,682         66,288
       Gain on disposition of assets                                          (30)           (89)
                                                                       ----------     ----------
                                                                          181,029        174,560
                                                                       ----------     ----------

       Operating income                                                     3,192          1,978

Other expense (income)
       Loss on extinguishment of debt                                      11,173             --
       Interest income                                                       (118)          (221)
       Interest expense                                                    19,986         23,003
                                                                       ----------     ----------
                                                                           31,041         22,782
                                                                       ----------     ----------

Loss before income tax benefit and cumulative effect of a change in
    accounting principle                                                  (27,849)       (20,804)

Income tax benefit                                                        (10,083)        (7,473)
                                                                       ----------     ----------

Loss before cumulative effect of a change in accounting principle         (17,766)       (13,331)
Cumulative effect of a change in accounting principle                     (11,679)           (--)
                                                                       ----------     ----------

Net loss                                                                  (29,445)       (13,331)
                                                                       ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                           Three Months Ended
                                                                                 March 31,
                                                                            2003           2002
                                                                         ----------     ----------
Cash flows from operating activities:
       Net loss                                                          $  (29,445)    $  (13,331)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depreciation and amortization                                      66,682         66,288
          Gain on disposition of assets                                         (30)           (89)
          Deferred tax benefit                                              (10,177)        (2,200)
          Provision for doubtful accounts                                     2,325          2,744
          Loss on debt extinguishment                                        11,173             --
          Cumulative effect of change in accounting principle                11,679             --
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Receivables                                                     (8,389)        (7,791)
             Prepaid expenses                                               (11,533)       (11,773)
             Other assets                                                    (1,169)        (7,274)
          Increase (decrease) in:
             Trade accounts payable                                             371          1,652
             Accrued expenses                                               (11,290)        (7,152)
             Other liabilities                                                   31             57
             Deferred income                                                  1,082          2,085
                                                                         ----------     ----------
                  Net cash provided by operating activities                  21,310         23,216
                                                                         ----------     ----------
Cash flows from investing activities:
       Acquisition of new markets                                            (6,032)       (37,842)
       Capital expenditures                                                 (17,808)       (14,121)
       Proceeds from disposition of assets                                      938            701
                                                                         ----------     ----------
                  Net cash used in investing activities                     (22,902)       (51,262)
                                                                         ----------     ----------
Cash flows from financing activities:
       Debt issuance costs                                                   (8,356)        (1,050)
       Principle payments and repayment premiums on long-term debt         (264,449)       (16,668)
       Cash from deposits for debt extinguishment                           266,657             --
       Net borrowings under credit agreements                                    --         60,000
                                                                         ----------     ----------
                  Net cash (used in) provided by financing activities        (6,148)        42,282
                                                                         ----------     ----------

       Net (decrease) increase in cash and cash equivalents                  (7,740)        14,236
       Cash and cash equivalents at beginning of period                      15,610         12,885
                                                                         ----------     ----------
       Cash and cash equivalents at end of period                        $    7,870     $   27,121
                                                                         ==========     ==========
Supplemental disclosures of cash flow information:
       Cash paid for interest                                            $   20,245     $   30,343
                                                                         ==========     ==========
       Cash paid for state and federal income taxes                      $      146     $      311
                                                                         ==========     ==========
       Parent company stock contributed for acquisitions                 $   18,000     $   38,000
                                                                         ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in the 2002 Combined Form 10-K.

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying consolidated financial statements as the information in notes 2, 3, 4, 5, 7, 8 and 9 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly-owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in the section of this combined report on Form 10-Q entitled "Note Regarding Forward-Looking Statements" and described in the 2002 Combined 10-K under the caption "Factors Affecting Future Operating Results." You should consider carefully each of these risks and uncertainties in evaluating the Company's and Lamar Media's financial condition and results of operations.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company.

Since December 31, 2000, the Company has increased the number of outdoor advertising displays it operates by approximately 12% by completing over 190 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $491 million, which included the issuance of 2,719,007 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $103.1 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See "Liquidity and Capital Resources" below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company also provides acquisition-adjusted net revenue that include adjustments to the 2002 results for acquisitions for the same time frame as actually owned in 2003. The Company's management believes that this additional information is useful in evaluating the Company's performance and provides investors and financial analysts with a better understanding of the Company's core operating results. In addition, it may be useful to investors when assessing the Company's period to period results. The Company's presentation of these measures, however, may not be comparable to similarly titled measures used by other companies and they should not be used as alternatives to net revenue or other GAAP measures as indicators of the Company's performance. The Company has provided a reconciliation of acquisition-adjusted net revenue to reported net revenue below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Growth of the Company's business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. Capitalized expenditures for the three months ended 2003 and 2002, respectively, were $17.8 million and $14.1 million. The following table presents a breakdown of capitalized expenditures for three months ended March 31, 2003 and 2002:

                                         Three months ended
                                              March 31,
                                           (In Thousands)
                                       ----------------------
                                         2003          2002
                                       -------        -------
Billboard                              $10,100        $ 7,461
Logos                                    2,518          1,402
Transit                                    710          1,590
Land and buildings                       2,889          2,419
PP&E                                     1,591          1,249
                                       -------        -------
     Total capital expenditures        $17,808        $14,121
                                       =======        =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net revenues increased $7.7 million or 4.4% to $184.2 million for the three months ended March 31, 2003 from $176.5 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $6.3 million or 3.8%, (ii) a $0.6 million increase in logo sign revenue, which represents an increase of 7.0% over the prior year, and (iii) a $0.7 million increase in transit revenue, which represents a 53% increase over the prior year.

The increase in billboard net revenues of $6.3 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $0.6 million and transit revenue growth of $0.7 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the three months ended March 31, 2003 as compared to acquisition-adjusted net revenue(1) for the three months ended March 31, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $5.3 million or 2.9% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.0 million or 5.5% to $114.4 million for the three months ended March 31, 2003 from $108.4 million for the same period in 2002. There was a $5.8 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. The remaining $0.2 million increase in operating expenses is a result of increases in corporate overhead expenses.

Depreciation and amortization expense increased $0.4 million or 0.6% from $67.1 million for the three months ended March 31, 2002 to $67.5 million for the three months ended March 31, 2003.

Due to the above factors, operating income increased $1.2 million to $2.3 million for three months ended March 31, 2003 compared to $1.1 million for the same period in 2002.

In January 2003, the Company's wholly-owned subsidiary, Lamar Media Corp., redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principle amount of approximately $255.0 million for a redemption price equal to 103.208% of the principle amount of the Notes. In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs.

Interest expense decreased $3.0 million from $26.8 million for the three months ended March 31, 2002 to $23.8 million for the three months ended March 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense offset by the loss on extinguishment of debt described above resulted in a $7.0 million increase in loss before income taxes and cumulative effect of a change in accounting principle. The increase in this loss, resulted in an increase in the income tax benefit of $2.6 million for the three months ended March 31, 2003 over the same period in 2002. The effective tax rate for the three months ended March 31, 2003 is 36.6%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2003 of $32.3 million, as compared to a net loss of $16.2 million for the same period in 2002.

----------

(1) Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                    Three months ended March 31,
                                      2003               2002
                                    ---------         ---------
Reported net revenue                $ 184,221         $ 176,538
Acquisition net revenue                    --             2,409
                                    ---------         ---------
Acquisition-adjusted net revenue    $ 184,221         $ 178,947
                                    =========         =========

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

The Company's net cash provided by operating activities increased to $21.1 million for the three months ended March 31, 2003 due primarily to an increase in net loss of $16.1 million offset by an increase in noncash items of $15.0 million, which primarily includes an increase in depreciation and amortization of $0.4 million offset by an increase in deferred income tax benefit of $8.0 million, the loss on early extinguishment of debt of $11.2 million and the cumulative effect of a change in accounting principle of $11.7 million. In addition as compared to the same period in 2002, there was a decrease in receivables of $5.2 million, a decrease in other assets of $6.7 million, a decrease in trade accounts payable of $1.3 million, a decrease in accrued expenses of $5.1 million and a decrease in deferred income of $0.9 million. Net cash provided by operating activities for the three months ended March 31, 2003, as described above differs from the amount used in the reconciliation tables included in the Company's first quarter earnings release. This difference was due to the reclassification of the loss from extinguishment of debt included in cash flows from operations in that release to cash flows from financing activities.

Net cash used in investing activities decreased $28.1 million from $51.6 million in 2002 to $23.5 million in 2003 primarily due to the decrease in merger and acquisition activity by the Company in 2003 of $31.6 million, offset by a $3.7 million increase in capital expenditures. Net cash used in financing activities increased to $5.3 million for the three months ended March 31, 2003 due to a $247.8 million increase in principle payments of long-term debt due primarily to the redemption of Lamar Media's 9 5/8% Senior Subordinated Notes, offset by cash from deposits for debt extinguishment of $266.7 million. In addition, there was a $5.4 million decrease in proceeds from issuance of the Company's Class A common stock and a $60 million decrease in borrowings from credit agreements.

During the three months ended March 31, 2003, the Company financed its acquisition activity of approximately $24.6 million with cash on hand of approximately $6.6 million and the issuance of 588,543 shares of the Company's Class A common stock. As of March 31, 2003, the Company had $219.6 million available under its revolving credit facility.

The Company's wholly-owned subsidiary, Lamar Media Corp., replaced its old bank credit facility with a new bank credit facility on March 7, 2003. The new bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The new bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

In the future, Lamar Media has principle reduction obligations and revolver commitment reductions under its new bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

                                                                   Payments Due by Period
                                                                        (in millions)
                                                      --------------------------------------------
           Contractual                 Balance at      Less than         1 - 3           4 - 5           After 5
           Obligations               March 31, 2003      1 Year          Years           Years            Years
----------------------------------   --------------   ------------    ------------    ------------    ------------
Long-Term Debt                        $    1,738.2             5.7            75.9           641.4         1,015.2
Billboard site and building leases    $      795.0           107.0           172.0           131.4           384.6
                                      ------------    ------------    ------------    ------------    ------------
Total Payments due                    $    2,533.2           112.7           247.9           772.8         1,399.8
                                      ============    ============    ============    ============    ============

                                                            Amount of Commitment
                                                           Expiration Per Period
                                               --------------------------------------------
     Other Commercial          Total Amount      Less than        1 - 3            4 - 5          After 5
        Commitments             Committed          1 Year         Years            Years           Years
---------------------------    ------------    ------------    ------------    ------------    ------------
Revolving Bank Facility (2)    $      225.0              --              --              --           225.0
                               ============    ============    ============    ============    ============

Standby Letters of Credit      $        5.4             1.1             4.3              --              --
                               ============    ============    ============    ============    ============

----------

(2)      Lamar Media had no balance outstanding at March 31, 2003.

In January 2003, Lamar Media redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principle amount of approximately $255 million for a redemption price equal to 103.208% of the principle amount of the Notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $11.2 million which consisted of a prepayment penalty of $8.2 million and associated debt issuance costs of approximately $3.0 million.

Currently Lamar Media has outstanding approximately $200.0 million 8 5/8% Senior Subordinated Notes due 2007 and $260.0 million 7 1/4% Senior Subordinated Notes due 2013. The indentures relating to Lamar Media's outstanding notes restrict its ability to incur indebtedness other than:

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

Lamar Media is required to comply with certain covenants and restrictions under its new bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At March 31, 2003 and currently Lamar Media is in compliance with all such tests.

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

In addition, the new bank credit facility requires that Lamar Media must maintain the following financial ratios:

o an interest coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

o a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to (1) the total payments of principle and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("Statement 146") which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principle difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have an impact on the Company's consolidated financial statements. The Company adopted the provisions related to Statement No. 146 as of January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of the Interpretation is not expected to have an effect on the Company's consolidated financial statements as the Company has no variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt SFAS No. 149 for all contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003 pursuant to the guidance in SFAS No. 149. The Company does not expect adoption to have an impact on its consolidated financial statements.

LAMAR MEDIA CORP.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net revenues increased $7.7 million or 4.4% to $184.2 million for the three months ended March 31, 2003 from $176.5 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $6.3 million or 3.8%, (ii) a $0.6 million increase in logo sign revenue, which represents an increase of 7.0% over the prior year, and (iii) a $0.7 million increase in transit revenue, which represents a 53% increase over the prior year.

The increase in billboard net revenues of $6.3 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $0.6 million and transit revenue growth of $0.7 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the three months ended March 31, 2003 as compared to acquisition-adjusted net revenue (3) for the three months ended March 31, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $5.3 million or 2.9% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.0 million or 5.5% to $114.4 million for the three months ended March 31, 2003 from $108.4 million for the same period in 2002. There was a $5.8 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. The remaining $0.2 million increase in expenses is a result of increases in corporate overhead expenses.

----------

(3) Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                     Three months ended March 31,
                                       2003               2002
                                     ---------         ---------
 Reported net revenue                $ 184,221         $ 176,538
 Acquisition net revenue                    --             2,409
                                     ---------         ---------
 Acquisition-adjusted net revenue    $ 184,221         $ 178,947
                                     =========         =========

Depreciation and amortization expense increased $0.4 million or 0.6% from $66.3 million for the three months ended March 31, 2002 to $66.7 million for the three months ended March 31, 2003.

Due to the above factors, operating income increased $1.2 million to $3.2 million for three months ended March 31, 2003 compared to $2.0 million for the same period in 2002.

In January 2003, Lamar Media Corp., redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principle amount of approximately $255 million for a redemption price equal to 103.208% of the principle amount of the Notes. In the first quarter of 2003, Lamar Media recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006.

Interest expense decreased $3.0 million from $23.0 million for the three months ended March 31, 2002 to $20.0 million for the three months ended March 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income, the decrease in interest expense offset by the loss on extinguishment of debt described above resulted in a $7.0 million increase in loss before income taxes and cumulative effect of change in accounting principle. The increase in this loss, resulted in an increase in the income tax benefit of $2.6 million for the three months ended March 31, 2003 over the same period in 2002. The effective tax rate for the three months ended March 31, 2003 is 36.2%.

Due to the adoption of SFAS 143, Lamar Media recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2003 of $29.4 million, as compared to a net loss of $13.3 million for the same period in 2002.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company's interest rate risk associated with its principle variable rate debt instruments outstanding at March 31, 2003.

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

At March 31, 2003, there was $975.0 million of aggregate indebtedness outstanding under the new bank credit agreement, or approximately 56.2% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2003 with respect to borrowings under the bank credit agreement was approximately $9.0 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2003 was 3.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.6% rather than 3.6%), then the Company's 2003 interest expense would have been approximately $4.8 million higher resulting in a $2.9 million increase in the Company's 2003 net loss.

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

b) Changes in internal controls. Since the date of that evaluation, there have been no significant changes in the internal controls of the Company or Lamar Media or in other factors that could significantly affect those controls.

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

                                        LAMAR ADVERTISING COMPANY

DATED:  May 14, 2003                    BY: /s/ KEITH A. ISTRE
                                        ----------------------------------------
                                        Chief Financial and Accounting Officer,
                                        Treasurer and Director

                                        LAMAR MEDIA CORP.

DATED:  May 14, 2003                    BY: /s/ KEITH A. ISTRE
                                        ----------------------------------------
                                        Chief Financial and Accounting Officer,
                                        Treasurer and Director

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

DATED:  May 14, 2003          BY: /s/ KEVIN P. REILLY, JR.
                              --------------------------------------------------
                              Kevin P. Reilly, Jr.
                              Chief Executive Officer, Lamar Advertising Company
                              Chief Executive Officer, Lamar Media Corp.

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

DATED:  May 14, 2003          BY: /s/ KEITH A. ISTRE
                              --------------------------------------------------
                              Keith A. Istre
                              Chief Financial Officer, Lamar Advertising Company
                              Chief Financial Officer, Lamar Media Corp.

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

10.1              Credit Agreement dated as of March 7, 2003 between Lamar Media
                  Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative
                  Agent.  Filed as Exhibit 10.38 to Lamar Media Corp.'s
                  Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003 and incorporated herein by reference.

99.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Filed herewith.