Form 10-Q
period 2003-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2003-08-13
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the period ended June 30, 2003
                                       or

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
     (State or other jurisdiction of                     (I.R.S. Employer or
     incorporation organization)                         Identification No.)
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

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of August 8, 2003: 86,831,208

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of August 8, 2003: 16,417,073

The number of shares of Lamar Media Corp. common stock outstanding as of August 8, 2003: 100

THIS COMBINED FORM 10-Q IS SEPARATELY FILED BY (i) LAMAR ADVERTISING COMPANY AND
(ii) LAMAR MEDIA CORP. (WHICH IS A WHOLLY OWNED SUBSIDIARY OF LAMAR ADVERTISING COMPANY). LAMAR MEDIA CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS, THEREFORE, FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH INSTRUCTION.

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

     o the Company's need for and ability to obtain additional funding for acquisitions or operations; and

     o the regulation of the outdoor advertising industry by federal, state and local governments.

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

                                    CONTENTS


                                                                                 Page
                                                                                -------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

       Lamar Advertising Company

          Condensed Consolidated Balance Sheets as of June 30, 2003 and
          December 31, 2002                                                        1

          Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and
          2002                                                                     2

          Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002                                             3

          Notes to Condensed Consolidated Financial Statements                     4 - 8

       Lamar Media Corp.

          Condensed Consolidated Balance Sheets as of June 30, 2003 and
          December 31, 2002                                                        9

          Condensed Consolidated Statements of Operations for the three months ended June 30, 2003 and 2002 and six months ended June 30, 2003 and
          2002                                                                     10

          Condensed Consolidated Statements of Cash Flows for the six months
          ended June 30, 2003 and 2002                                             11

          Notes to Condensed Consolidated Financial Statements                     12

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                              13 - 20

ITEM 3. Quantitative and Qualitative Disclosures About Market Risks                21

ITEM 4. Controls and Procedures                                                    21

PART II - OTHER INFORMATION

ITEM 4. Submission of matters to a vote of security holders                        22

ITEM 6. Exhibits and Reports on Form 8-K                                           22

        Signatures                                                                 22

        Index to Exhibits                                                          23 - 24

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                             June 30,      December 31,
ASSETS                                                                                         2003            2002
------                                                                                      ----------     ------------
Current assets:
     Cash and cash equivalents                                                              $   10,692       $   15,610
     Cash on deposit for debt extinguishment                                                   301,198          266,657
     Receivables, net of allowance for doubtful accounts of $4,808 and $4,914
         in 2003 and 2002, respectively                                                         98,594           92,382
     Prepaid expenses                                                                           43,293           30,091
     Deferred tax asset                                                                          6,097            6,428
     Other current assets                                                                       10,320            7,315
                                                                                            ----------       ----------
       Total current assets                                                                    470,194          418,483
                                                                                            ----------       ----------

Property, plant and equipment                                                                1,906,285        1,850,657
     Less accumulated depreciation and amortization                                           (621,492)        (566,889)
                                                                                            ----------       ----------
       Net property, plant and equipment                                                     1,284,793        1,283,768
                                                                                            ----------       ----------

Goodwill                                                                                     1,232,822        1,178,428
Intangible assets, net                                                                       1,026,573          988,953
Other assets - non-current                                                                      22,202           18,474
                                                                                            ----------       ----------
        Total assets                                                                        $4,036,584       $3,888,106
                                                                                            ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                                 $   10,421       $   10,051
     Current maturities of long-term debt                                                        4,852            4,687
     Current maturities related to debt extinguishment                                         287,500          255,000
     Accrued expenses                                                                           44,510           38,881
     Deferred income                                                                            12,971           13,942
                                                                                            ----------       ----------
        Total current liabilities                                                              360,254          322,561
                                                                                            ----------       ----------

Long-term debt                                                                               1,801,094        1,734,746
Deferred income taxes                                                                          100,718          114,260
Other liabilities                                                                               44,287            7,366
                                                                                            ----------       ----------
        Total liabilities                                                                    2,306,353        2,178,933
                                                                                            ----------       ----------

Stockholders' equity:
     Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized
        5,720 shares; 5,719 shares issued and outstanding at 2003 and 2002                          --               --
     Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares
        authorized; 0 shares issued and outstanding at 2003 and 2002                                --               --
     Class A common stock, par value $.001, 175,000,000 shares authorized, 86,816,208
        and  85,077,038 shares issued and outstanding at 2003 and 2002, respectively                87               85
     Class B common stock, par value $.001, 37,500,000 shares authorized, 16,417,073
        shares issued and outstanding at 2003 and 2002                                              16               16
     Additional paid-in capital                                                              2,092,420        2,036,709
     Accumulated deficit                                                                      (362,292)        (327,637)
                                                                                            ----------       ----------
        Stockholders' equity                                                                 1,730,231        1,709,173
                                                                                            ----------       ----------
        Total liabilities and stockholders' equity                                          $4,036,584       $3,888,106
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             Three Months Ended                         Six Months Ended
                                                                  June 30,                                  June 30,
                                                     ---------------------------------          ----------------------------------
                                                         2003                  2002                 2003                   2002
                                                     ------------         ------------          ------------           ------------
Net revenues                                         $    208,178         $    202,529          $    392,399           $    379,067
                                                     ------------         ------------          ------------           ------------
Operating expenses (income)
                Direct advertising expenses                73,361               66,632               144,918                133,859
                General and administrative expenses        35,216               33,317                71,517                 68,132
                Corporate expenses                          5,364                6,100                11,910                 12,491
                Depreciation and amortization              69,560               69,401               137,073                136,501
                Gain on disposition of assets                (828)                 (81)                 (858)                  (170)
                                                     ------------         ------------          ------------           ------------
                                                          182,673              175,369               364,560                350,813
                                                     ------------         ------------          ------------           ------------
                Operating income                           25,505               27,160                27,839                 28,254

Other expense (income)
                Loss on extinguishment of debt              5,754                   --                16,927                     --
                Interest income                               (66)                (166)                 (184)                  (387)
                Interest expense                           22,587               27,241                46,347                 54,017
                                                     ------------         ------------          ------------           ------------
                                                           28,275               27,075                63,090                 53,630
                                                     ------------         ------------          ------------           ------------
(Loss) income  before  income tax expense
  (benefit) and cumulative effect of a change
  in accounting principle                                  (2,770)                  85               (35,251)               (25,376)
Income tax (benefit) expense                                 (569)                 393               (12,457)                (8,905)
                                                     ------------         ------------          ------------           ------------

Loss before cumulative effect of a change in
  accounting principle                                     (2,201)                (308)              (22,794)               (16,471)

Cumulative effect of a change in accounting
  principle, net of tax                                        --                   --               (11,679)                    --
                                                     ------------         ------------          ------------           ------------
Net loss                                                   (2,201)                (308)              (34,473)               (16,471)
Preferred stock dividends                                      91                   91                   182                    182
                                                     ------------         ------------          ------------           ------------
Net loss applicable to common stock                  $     (2,292)        $       (399)         $    (34,655)          $    (16,653)
                                                     ============         ============          ============           ============

Loss per common share:
Loss before cumulative effect of a change
  in accounting  principle                           $      (0.02)        $         --          $      (0.23)          $      (0.17)
Cumulative effect of a change in
  accounting principle                                         --                   --                 (0.11)                    --
                                                     ------------         ------------          ------------           ------------
Net loss                                             $      (0.02)        $        (--)         $      (0.34)          $      (0.17)
                                                     ============         ============          ============           ============
Weighted average common shares
  outstanding - basic and diluted                     102,481,555          100,967,615           102,076,725            100,756,037
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

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                       ----------------------------
                                                                          2003              2002
                                                                       ----------        ----------
Cash flows from operating activities:
  Net loss                                                             $ (34,473)        $ (16,471)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                        137,073           136,501
    Gain on disposition of assets                                           (858)             (170)
    Deferred tax benefit                                                 (12,197)           (3,763)
    Provision for doubtful accounts                                        4,268             4,678
    Loss on debt extinguishment                                           16,927                --
    Cumulative effect of a change in accounting principle                 11,679                --
  Changes in operating assets and liabilities:
    (Increase) decrease in:
        Receivables                                                      (10,293)          (18,056)
        Prepaid expenses                                                 (13,038)          (13,482)
        Other assets                                                      (4,776)           (5,980)
    Increase (decrease) in:
        Trade accounts payable                                               370              (768)
        Accrued expenses                                                   4,646            (2,724)
        Other liabilities                                                 (1,014)              721
                                                                       ---------         ----------
          Net cash provided by operating activities                       98,314            80,486
                                                                       ---------         ----------

Cash flows from investing activities:
  Acquisition of new markets                                            (102,804)          (55,481)
  Capital expenditures                                                   (40,767)          (36,080)
  Proceeds from disposition of assets                                      2,448             1,636
                                                                       ---------         ----------
         Net cash used in investing activities                          (141,123)          (89,925)
                                                                       ---------         ----------

Cash flows from financing activities:
  Debt issuance costs                                                     (9,050)           (1,062)
  Net proceeds from issuance of common stock                               4,303            11,682
  Principal payments on long-term debt                                  (370,939)          (33,283)
  Net borrowings under credit agreements                                  40,000            60,000
  Cash from deposits for debt extinguishment                             266,657                --
  Deposits for debt extinguishment                                      (301,198)               --
  Net proceeds from note offerings and new note payable                  408,300                --
  Dividends                                                                 (182)             (182)
                                                                       ---------         ----------
         Net cash provided by financing activities                        37,891             37,155
                                                                       ---------         ----------

  Net increase (decrease) in cash and cash equivalents                    (4,918)            27,716
  Cash and cash equivalents at beginning of period                        15,610             12,885
                                                                       ---------         ----------
  Cash and cash equivalents at end of period                           $  10,692         $   40,601
                                                                       ---------         ----------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                               $  36,422         $   54,041
                                                                       =========         ==========
  Cash paid for state and federal income taxes                         $     291         $    1,652
                                                                       =========         ==========
  Common stock issuance related to acquisitions                        $  50,630         $   53,000
                                                                       =========         ==========

See accompanying notes to condensed consolidated financial statements.

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the 2002 Combined Form 10-K.

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

Effective May 1, 2003, the Company purchased the assets of Outdoor Media Group, Inc. for $40,000. The purchase price consisted of 307,134 shares of Lamar Advertising Class A common stock as well as approximately $30,000 cash.

On June 2, 2003, the Company purchased the stock of Adams Outdoor, Inc. for approximately $40,137. The purchase price included 501,626 shares of Lamar Advertising Class A common stock and approximately $22,637 cash.

During the six months ended June 30, 2003, the Company completed 42 additional acquisitions of outdoor advertising assets for a total purchase price of approximately $56,635, which consisted of the issuance of 152,792 shares of Lamar Advertising Class A common stock and 51,505 cash.

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

                                            Delite            Adams            Outdoor
                                           Outdoor           Outdoor            Media
                                             Inc.             Inc.           Group, Inc.        Other        Total
                                        -------------     ------------     --------------     --------    ----------
Current assets                                   911            1,327                 --          276         2,514
Property, plant and equipment                  4,580            2,299              2,773        7,345        16,997
Goodwill                                          47           23,474             17,150       13,723        54,394
Site locations                                10,048           16,221             16,335       31,067        73,671
Non-competition agreements                       145               --                 --          230           375
Customer lists and contracts                   2,732            3,716              3,742        5,020        15,210
Current liabilities                              108              403                 --          644         1,155
Long-term liabilities                            355            6,497                 --          382         7,234
                                          ----------       ----------         ----------    ---------     ---------
                                              18,000           40,137             40,000       56,635       154,772
                                          ==========       ==========         ==========    =========     =========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


Summarized below are certain unaudited pro forma statements of operations data for the three months and six months ended June 30, 2003 and June 30, 2002 as if each of the above acquisitions and the acquisitions occurring in 2002, which were fully described in the 2002 Combined Form 10-K, had been consummated as of January 1, 2002 and the adoption of SFAS No. 143 as of January 1, 2002. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                               ----------------------------         -------------------------
                                                 2003                2002             2003            2002
                                               --------            --------         --------         --------
Net revenues                                   $210,004            $209,835         $399,338         $392,852
                                               --------            --------         --------         --------
Net loss applicable to common stock            $ (2,473)           $ (1,841)        $(35,522)        $(20,076)
                                               --------            --------         --------         --------
Net loss per common share                      $  (0.02)           $  (0.02)        $  (0.35)        $  (0.20)
                                               --------            --------         --------         --------

3. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2003 and December 31, 2002.

                                                          June 30, 2003                        December 31, 2002
                                     Estimated   --------------------------------      ---------------------------------
                                        Life     Gross Carrying       Accumulated      Gross Carrying        Accumulated
Amortizable Intangible Assets:        (Years)        Amount          Amortization           Amount          Amortization
                                     ---------   --------------      ------------      --------------       ------------
Debt issuance costs and fees            7 - 10      $   65,978          $ 30,865          $   52,202           $ 27,533
Customer lists and contracts            7 - 10         386,997           222,086             371,787            196,084
Non-competition agreements              3 - 15          57,398            42,917              57,023             39,458
Site locations                              15       1,011,444           209,243             937,773            177,016
Other                                   5 - 15          16,544             6,677              15,997              5,738
                                                    ----------          --------          ----------           --------
                                                     1,538,361           511,788           1,434,782            445,829
  Unamortizable Intangible Assets:
  Goodwill                                          $1,486,457          $253,635          $1,432,063           $253,635

The changes in the gross carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

                  Balance as of December 31, 2002                                         $1,432,063
                  Goodwill acquired during the six months ending June 30, 2003                54,394
                  Impairment losses                                                               --
                                                                                          ----------
                  Balance as of June 30, 2003                                             $1,486,457
                                                                                          ==========

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4. Long-Term Debt

On December 23, 2002, Lamar Media Corp. completed an offering of $260,000 7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media's existing and future senior debt, rank equally with all of Lamar Media's existing and future senior subordinated debt and rank senior to any future subordinated debt of Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, was used to redeem all of the outstanding $255,000 principal amount of Lamar Media's 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003 at a redemption price equal to 103.208% of the aggregate principal amount thereof plus accrued interest through the redemption date of approximately $3,477 for a total redemption price of approximately $266,657. The Company recorded a loss on the extinguishment of debt of $11,173 in the first quarter of 2003 which consists of a prepayment premium of $8,180 and associated debt issuance costs of $2,993.

On June 12, 2003, Lamar Media Corp. issued $125,000 7 1/4% Senior Subordinated Notes due 2013 as an add on to the $260,000 issued in December 2002. The issue price of the $125,000 7 1/4% Notes was 103.661% which yields an effective rate of 6 5/8% . The proceeds of the issuance were used to redeem approximately $100,000 of Lamar Media's 8 5/8% senior subordinated notes for a redemption price equal to 104.313% of the principal amount of the notes. The Company recorded a loss on extinguishment of debt of $5,754 in the second quarter 2003 related to this prepayment. Approximately $100,000 in aggregate principal amount of our 8 5/8% notes remain outstanding following this redemption.

On June 16, 2003, the Company issued $287,500 2 7/8% Convertible Notes due 2010. The net proceeds from these notes together with additional cash were used on July 16, 2003 to redeem all of the Company's outstanding 5 1/4% convertible notes due 2006 in aggregate principal amount of approximately $287,500, on July 16, 2003 for a redemption price equal to 103.0% of the principal amount of notes. The Company will record a loss on the early extinguishment of debt in the third quarter of 2003 of approximately $12,566 related to this redemption.

5. Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations," and recorded a loss of $11,679 as the cumulative effect of a change in accounting principle, which is net of a tax benefit of $7,467. Prior to its adoption of SFAS No. 143, the Company expensed these costs at the date of retirement. Also, as of January 1, 2003, the Company recorded additions to property, plant and equipment totaling $23,114 under the provisions of SFAS No. 143.

All of the Company's asset retirement obligations relate to the Company's structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

                                                                   June 30, 2003
                                                                   -------------
         Balance at beginning of period                                $33,467
         Additions to asset retirement obligations                       1,207
         Accretion expense                                               1,163
         Liabilities settled                                              (177)
                                                                       -------
         Balance at end of period                                      $35,660
                                                                       =======

The following pro forma data summarizes the Company's net loss and net loss per common share as if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $30,875.

                                                                    Six months ended
                                                                      June 30, 2002
                                                                    ----------------
         Net loss applicable to common stock, as reported             $(16,653)
         Pro forma adjustments to reflect retroactive adoption
           of SFAS No. 143                                             (11,614)
                                                                      --------
         Proforma net loss  applicable to common stock                $(28,267)
                                                                      ========

         Net loss per common share - basic and diluted:
         Net loss, as reported                                        $  (0.17)
         Net loss, pro forma                                          $  (0.28)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. Stock-Based Compensation

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.

The following table illustrates the effect on net loss and loss per common share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:


                                                          Three Months Ended          Six Months Ended
                                                                June 30,                  June 30,
                                                          -------------------      ----------------------
                                                           2003        2002          2003          2002
                                                          -------     -------      --------      --------
  Net loss applicable to common stock, as reported        $(2,292)    $  (399)     $(34,655)     $(16,653)
  Deduct:  Total stock based employee
           compensation expense determined
           under fair value based method for all
           awards, net of related tax effects                (967)     (1,793)       (1,978)       (3,842)
                                                          -------     -------      --------      --------
Pro forma net loss applicable to common stock              (3,259)     (2,192)      (36,633)      (20,495)
                                                          =======     =======      ========      ========
Net loss per common share - basic and diluted
    Net loss, as reported                                 $ (0.02)    $   (--)     $  (0.34)     $  (0.17)
    Net loss, pro forma                                     (0.03)      (0.02)     $  (0.36)     $  (0.20)

7. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly-owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media's outstanding notes. As of June 30, 2003 and December 31, 2002, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,937,243 and $1,915,035, respectively.

8. Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 7,513,583 and 6,975,093 for three months ended June 30, 2003 and 2002 and 7,035,955 and 6,941,143 for the six months ended June 30, 2003 and 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements as the Company has no interest in variable interest entities. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any financial instruments covered by SFAS No. 150 outstanding, its adoption is not expected to materially impact the Company's financial position, cash flows or results of operations.

10. Commitments and Contingent Liabilities

In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff's consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company's potential liability related to this claim is currently $1,277. The $1,000 reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                                                                         June 30,     December 31,
ASSETS                                                                                    2003           2002
------                                                                                 ----------     ------------
Current assets:
     Cash and cash equivalents                                                         $   10,692     $   15,610
     Cash on deposit for debt extinguishment                                                   --        266,657
     Receivables, net of allowance for doubtful accounts of $4,808 and $4,914 in
       2003 and 2002, respectively                                                         98,380         92,295
     Prepaid expenses                                                                      43,293         30,091
     Deferred income tax asset                                                              6,097          6,428
     Other current assets                                                                  10,320          7,315
                                                                                       ----------     ----------
       Total current assets                                                               168,782        418,396
                                                                                       ----------     ----------

Property, plant and equipment                                                           1,906,285      1,850,657
     Less accumulated depreciation and amortization                                      (621,492)      (566,889)
                                                                                       ----------     ----------
       Net property, plant and equipment                                                1,284,793      1,283,768
                                                                                       ----------     ----------

Goodwill                                                                                1,232,822      1,171,595
Intangible assets                                                                       1,000,130        975,998
Other assets - non-current                                                                 40,024         25,152
                                                                                       ----------     ----------
        Total assets                                                                   $3,726,551     $3,874,909
                                                                                       ==========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Trade accounts payable                                                            $   10,421     $   10,051
     Current maturities of long-term debt                                                   4,852          4,687
     Current maturities related to debt extinguishment                                         --        255,000
     Accrued expenses                                                                      32,415         25,981
     Deferred income                                                                       12,971         13,942
                                                                                       ----------     ----------
        Total current liabilities                                                          60,659        309,661
                                                                                       ----------     ----------

Long-term debt                                                                          1,513,594      1,447,246
Deferred income taxes                                                                     120,212        129,924
Other liabilities                                                                          44,287          7,366
                                                                                       ----------     ----------
        Total liabilities                                                               1,738,752      1,894,197
                                                                                       ----------     ----------
Stockholder's equity:
     Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and
         outstanding at June 30, 2003 and December 31, 2002, respectively                      --             --
     Additional paid-in capital                                                         2,333,310      2,281,901
     Accumulated deficit                                                                 (345,511)      (301,189)
                                                                                       ----------     ----------
        Stockholder's equity                                                            1,987,799      1,980,712
                                                                                       ----------     ----------
        Total liabilities and stockholder's equity                                     $3,726,551     $3,874,909
                                                                                       ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                               LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                     Three Months Ended             Six Months Ended
                                                          June 30,                     June 30,
                                                ------------------------      ------------------------
                                                   2003          2002            2003           2002
                                                ---------      ---------      ---------      ---------

Net revenues                                    $ 208,178      $ 202,529      $ 392,399      $ 379,067
                                                ---------      ---------      ---------      ---------

Operating expenses
      Direct advertising expenses                  73,361         66,632        144,918        133,859
      General and administrative expenses          35,216         33,317         71,517         68,132
      Corporate expenses                            5,226          6,034         11,745         12,353
      Depreciation and amortization                68,654         68,589        135,336        134,877
      Gain on disposition of assets                  (828)           (81)          (858)          (170)
                                                ---------      ---------      ---------      ---------
                                                  181,629        174,491        362,658        349,051
                                                ---------      ---------      ---------      ---------

      Operating income                             26,549         28,038         29,741         30,016

Other expense (income)
      Loss on debt extinguishment                   5,754             --         16,927             --
      Interest income                                 (66)          (166)          (184)          (387)
      Interest expense                             18,470         23,467         38,456         46,470
                                                ---------      ---------      ---------      ---------
                                                   24,158         23,301         55,199         46,083
                                                ---------      ---------      ---------      ---------

Income (loss) before income tax expense
(benefit) and cumulative effect of a change
in accounting principle                             2,391          4,737        (25,458)       (16,067)

Income tax expense (benefit)                        1,455          2,195         (8,628)        (5,278)
                                                ---------      ---------      ---------      ---------

Income (loss) before cumulative effect of
  a change in accounting principle                    936          2,542        (16,830)       (10,789)

Cumulative effect of a change in accounting
principle                                              --             --        (11,679)            --
                                                ---------      ---------      ---------      ---------
Net income (loss)                               $     936      $   2,542      $ (28,509)     $ (10,789)
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

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            Six Months Ended
                                                                                June 30,
                                                                       ------------------------
                                                                         2003          2002
                                                                       ---------      ---------
Cash flows from operating activities:
         Net loss                                                      $ (28,509)     $ (10,789)
         Adjustments to reconcile net loss to net cash provided by
            operating activities:
            Depreciation and amortization                                135,336        134,877
            Gain on disposition of assets                                   (858)          (170)
            Deferred tax benefit                                          (8,368)          (136)
            Provision for doubtful accounts                                4,268          4,678
            Loss on debt extinguishment                                   16,927             --
            Cumulative effect of change in accounting principle           11,679             --
         Changes in operating assets and liabilities:
            Decrease in:
               Receivables                                               (10,165)       (20,147)
               Prepaid expenses                                          (13,038)       (13,482)
               Other assets                                              (15,922)          (560)
            Increase (decrease) in:
               Trade accounts payable                                        370           (768)
               Accrued expenses                                            5,451         (3,258)
               Other liabilities                                          (1,014)           721
                                                                       ---------      ---------
                    Net cash provided by operating activities             96,157         90,966
                                                                       ---------      ---------

Cash flows from investing activities:
         Acquisition of new markets                                     (101,599)       (55,111)
         Capital expenditures                                            (40,767)       (35,430)
         Proceeds from disposition of assets                               2,448          1,636
                                                                       ---------      ---------
                    Net cash used in investing activities               (139,918)       (88,905)
                                                                       ---------      ---------
Cash flows from financing activities:
         Debt issuance costs                                              (9,050)        (1,062)
         Dividend                                                        (15,813)            --
         Principal payments on long-term debt                           (370,939)       (33,283)
         Net borrowings under credit agreements                           40,000         60,000
         Cash from deposits for debt extinguishment                      266,657             --
         Net proceeds from note offering and new note payable            127,988             --
                                                                       ---------      ---------
                    Net cash provided by financing activities             38,843         25,655
                                                                       ---------      ---------

         Net (decrease) increase in cash and cash equivalents             (4,918)        27,716
         Cash and cash equivalents at beginning of period                 15,610         12,885
                                                                       ---------      ---------
         Cash and cash equivalents at end of period                    $  10,692      $  40,601
                                                                       ---------      ---------
Supplemental disclosures of cash flow information:
         Cash paid for interest                                        $  28,875      $  46,694
                                                                       =========      =========
         Cash paid for state and federal income taxes                  $     291      $   1,652
                                                                       =========      =========
         Parent company stock contributed for acquisitions             $  50,630      $  53,000
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

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.       Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media's financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media's consolidated financial statements and the notes thereto included in the 2002 Combined Form 10-K.

Certain amounts in the prior year's condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

Certain footnotes are not provided for the accompanying consolidated financial statements as the information in notes 2, 3, 4, 5, 7, 9 and 10 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

2.       Note Offering for Lamar Advertising Company

On June 16, 2003, Lamar Advertising Company issued $287,500 2 7/8% Convertible Notes due 2010. The net proceeds from these notes together with additional cash were used to redeem all of Lamar Advertising Company's outstanding 5 1/4% convertible notes due 2006 in aggregate principal amount of approximately $287,500 on July 16, 2003 for a redemption price equal to 103.0% of the principal amount of notes. In connection with this offering, Lamar Media paid dividends to Lamar Advertising Company in the amount of $15,813 to fund the additional cash necessary for Lamar Advertising Company to complete this transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to the risks and uncertainties described in the section of this combined report on Form 10-Q entitled "Note Regarding Forward-Looking Statements" and described in the 2002 Combined Form 10-K under the caption "Factors Affecting Future Operating Results." You should consider carefully each of these risks and uncertainties in evaluating the Company's and Lamar Media's financial condition and results of operations.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company.

Since December 31, 2000, the Company has increased the number of outdoor advertising displays it operates by approximately 13% by completing over 225 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $620 million, which included the issuance of 3,680,559 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $135.7 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See "Liquidity and Capital Resources" below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company also provides acquisition-adjusted net revenue that includes adjustments to the 2002 results for acquisitions for the same time frame as actually owned in 2003. The Company's management believes that this additional information is useful in evaluating the Company's performance and provides investors and financial analysts with a better understanding of the Company's core operating results. In addition, it may be useful to investors when assessing the Company's period to period results. The Company's presentation of these measures, however, may not be comparable to similarly titled measures used by other companies and they should not be used as alternatives to net revenue or other GAAP measures as indicators of the Company's performance. The Company has provided a reconciliation of acquisition-adjusted net revenue to reported net revenue below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Growth of the Company's business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2003 and 2002:

                                     Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                      (In Thousands)        (In Thousands)
                                    ------------------    ------------------
                                     2003        2002       2003      2002
                                    -------    -------    -------    -------
  Billboard                         $15,121    $13,386    $25,221    $20,846
  Logos                               1,550        728      4,068      2,130
  Transit                               221        789        931      2,380
  Land and buildings                  3,030      4,987      5,919      7,406
  PP&E                                3,037      2,069      4,628      3,318
                                    -------    -------    -------    -------
      Total capital expenditures    $22,959    $21,959    $40,767    $36,080
                                    =======    =======    =======    =======

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net revenues increased $13.3 million or 3.5% to $392.4 million for the six months ended June 30, 2003 from $379.1 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $11.1 million or 3.1%, (ii) a $1.2 million increase in logo sign revenue, which represents an increase of 6.4% over the prior year, and (iii) a $0.7 million increase in transit revenue, which represents a 19.9% increase over the prior year.

The increase in billboard net revenues of $11.1 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $1.2 million and transit revenue growth of $0.7 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the six months ended June 30, 2003 as compared to acquisition-adjusted net revenue(1) for the six months ended June 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $5.4 million or 1.4% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $13.8 million or 6.4% to $228.3 million for the six months ended June 30, 2003 from $214.5 million for the same period in 2002. There was a $14.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. This increase was offset by a $0.6 million decrease in corporate expenses that is due to the partial reversal of a charge related to a jury verdict rendered against the Company discussed below.

In the third quarter of 2002, the Company recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In May, 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff's consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company's potential liability related to this claim is currently $1.3 million. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $0.6 million or 0.4% from $136.5 million for the six months ended June 30, 2002 to $137.1 million for the six months ended June 30, 2003.

Due to the above factors, operating income decreased $0.5 million to $27.8 million for six months ended June 30, 2003 compared to $28.3 million for the same period in 2002.

In January 2003, the Company's wholly owned subsidiary, Lamar Media Corp., redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255.0 million for a redemption price equal to 103.208% of the principal amount of the notes. In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In June 2003, Lamar Media Corp., redeemed $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment. Approximately $100 million in aggregate principal amount of our 8 5/8% notes remain outstanding following this redemption.

Interest expense decreased $7.7 million from $54.0 million for the six months ended June 30, 2002 to $46.3 million for the six months ended June 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The decrease in operating income and the loss on extinguishment of debt offset by the decrease in interest expense described above resulted in a $9.9 million increase in loss before income taxes and cumulative effect of a change in accounting principle. The increase in this loss resulted in an increase in the income tax benefit of $3.6 million for the six months ended June 30, 2003 over the same period in 2002. The effective tax rate for the six months ended June 30, 2003 is 35.3%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

----------
(1)  Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                                                       Six months ended June 30,
                                                                                           (in thousands)
                                                                                       ------------------------
                                                                                         2003            2002
                                                                                       --------        --------
Reported net revenue                                                                   $392,399        $379,067
Acquisition net revenue                                                                       -           7,956
                                                                                       --------        --------
Acquisition-adjusted net revenue                                                       $392,399        $387,023
                                                                                       ========        ========

As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2003 of $34.5 million, as compared to a net loss of $16.5 million for the same period in 2002.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net revenues increased $5.7 million or 2.8% to $208.2 million for the three months ended June 30, 2003 from $202.5 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $4.9 million or 2.6%, (ii) a $0.6 million increase in logo sign revenue, which represents an increase of 5.8% over the prior year, and (iii) a $0.1 million increase in transit revenue, which represents a 2.9% increase over the prior year.

The increase in billboard net revenues of $4.9 million was due to acquisition activity while the increase in logo sign revenue of $0.6 million and transit revenue growth of $0.1 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the three months ended June 30, 2003 as compared to acquisition-adjusted net revenue(2) for the three months ended June 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003 were even.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.9 million or 7.5% to $113.9 million for the three months ended June 30, 2003 from $106.0 million for the same period in 2002. There was a $8.6 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. This increase was offset by a $0.7 million decrease in corporate expenses that is due to the partial reversal of a charge related to a jury verdict rendered against the Company discussed below.

In the third quarter of 2002, the Company recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In May, 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff's consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company's potential liability related to this claim is currently $1.3 million. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $0.2 million from $69.4 million for the three months ended June 30, 2002 to $69.6 million for the three months ended June 30, 2003.

Due to the above factors, operating income decreased $1.7 million to $25.5 million for three months ended June 30, 2003 compared to $27.2 million for the same period in 2002.

In June 2003, Lamar Media Corp., redeemed $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million related to this prepayment. Approximately $100 million in aggregate principal amount of Lamar Media's 8 5/8% notes remain outstanding following this redemption.

Interest expense decreased $4.6 million from $27.2 million for the three months ended June 30, 2002 to $22.6 million for the three months ended June 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The decrease in operating income and the loss on extinguishment of debt offset by the decrease in interest expense described above resulted in a $2.9 million increase in loss before income taxes and cumulative effect of a change in accounting principle. The increase in this loss, resulted in an increase in the income tax benefit of $1.0 million for the three months ended June 30, 2003 over the same period in 2002. The effective tax rate for the three months ended June 30, 2003 is 20.5%.

As a result of the above factors, the Company recognized a net loss for the three months ended June 30, 2003 of $2.2 million, as compared to a net loss of $0.3 million for the same period in 2002.

----------
(2)  Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:


                                                                                       Three months ended June 30,
                                                                                             (in thousands)
                                                                                       --------------------------
                                                                                        2003               2002
                                                                                       --------          --------
Reported net revenue                                                                   $208,178          $202,529
Acquisition net revenue                                                                       -             5,547
                                                                                       --------          --------
Acquisition-adjusted net revenue                                                       $208,178          $208,076
                                                                                       ========          ========

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company's wholly owned subsidiary, Lamar Media Corp., is the borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of Lamar Advertising, therefore, must be funded by distributions from Lamar Media. The Company's acquisitions have been financed primarily with funds borrowed under its bank credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company's subsidiaries using the Company's Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.

The Company's net cash provided by operating activities increased to $98.3 million for the six months ended June 30, 2003 due primarily to an increase in adjustments to reconcile net loss to net cash provided by operating activities of $19.7 million, which primarily includes the loss on early extinguishment of debt of $16.9 million and the cumulative effect of a change in accounting principle of $11.7 million offset by an increase in deferred income tax benefit of $8.4 million. This increase was offset by an increase in net loss of $18.0 million. In addition as compared to the same period in 2002, there were decreases in the change in receivables of $7.8 million, in other assets of $1.2 million and in other liabilities of $1.7 million, and increases in the change in trade accounts payable of $1.1 million and in accrued expenses of $7.4 million.

Net cash used in investing activities increased $51.2 million from $89.9 million in 2002 to $141.1 million in 2003 primarily due to the increase in merger and acquisition activity by the Company in 2003 of $47.3 million, and a $4.7 million increase in capital expenditures. Net cash provided by financing activities increased to $37.9 million for the six months ended June 30, 2003 due to a $408.3 million increase in net proceeds from note offerings and new note payable which is due to the issuance of Lamar Advertising's $287.5 million 2 7/8% Convertible Notes and Lamar Media's issuance of $125 million 7 1/4% Senior Subordinated Notes and cash from deposits for debt extinguishment of $266.7 million offset by a $337.7 million increase in principal payments of long-term debt due primarily to the redemption of Lamar Media's 9 5/8% Senior Subordinated Notes and 8 5/8% Senior Subordinated Notes, and a $301.2 million increase in deposits for debt extinguishment. In addition, there was a $7.4 million decrease in proceeds from issuance of the Company's Class A common stock, a $8.0 million increase in debt issuance costs and a $20 million decrease in borrowings from credit agreements.

During the six months ended June 30, 2003, the Company financed its acquisition activity of approximately $153.4 million with borrowings under Lamar Media's revolving credit facility and available cash on hand totaling $102.8 million as well as the issuance of 1,550,095 shares of the Company's Class A common stock valued at the time of issuance at approximately $50.6 million. As of June 30, 2003, the Company had $179.6 million available under its revolving credit facility.

The Company's wholly owned subsidiary, Lamar Media Corp., replaced its old bank credit facility with a new bank credit facility on March 7, 2003. The new bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The new bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its new bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

                                                             Payments Due by Period
                                                                  (in millions)
                                                    ----------------------------------------
Contractual                            Balance at   Less than    1 - 3     4 - 5     After 5
Obligations                          June 30, 2003    1 Year     Years     Years      Years
-----------                          -------------  ---------   ------     -----     -------
Long-Term Debt                         $  2,093.5     292.3       93.5     257.9     1,449.8
Billboard site and building leases     $    820.2     111.5      177.0     134.9       396.8
                                       ----------     -----      -----     -----     -------
Total Payments due                     $  2,913.7     403.8      270.5     392.8     1,846.6
                                       ==========     =====      =====     =====     =======

                                                         Amount of Commitment
                                                        Expiration Per Period
                                                --------------------------------------
Other Commercial               Total Amount     Less than     1 - 3   4 - 5    After 5
Commitments                     Committed         1 Year      Years   Years     Years
----------------               ------------     ---------     -----   -----    -------
Revolving Bank Facility*        $  225.0            --         --       --      225.0
                                --------           ---        ---      ---      -----
Standby Letters of Credit       $    5.4           1.1        4.3       --         --
                                ========           ===        ===      ===      =====


    *  Lamar Media had $40 million outstanding at June 30, 2003.

In January 2003, Lamar Media redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255 million for a redemption price equal to 103.208% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $11.2 million which consisted of a prepayment penalty of $8.2 million and associated debt issuance costs of approximately $3.0 million.

On June 16, 2003, the Company issued $287.5 million of 2 7/8% Convertible Notes due 2010. The net proceeds from the issuance of these notes, together with additional cash, were used on July 16, 2003 to redeem all of the Company's outstanding 5 1/4% Convertible Notes due 2006 in aggregate principle amount of approximately $287.5 million for a redemption price equal to 103.0% of the principle amount of the notes.

In June 2003, the Company's wholly owned subsidiary, Lamar Media Corp., called for redemption $100 million of its $200 million 8 5/8% Senior Subordinated Notes due 2007. The redemption was funded by the issuance on June 12, 2003 of a $125 million add on to its $260 million 7 1/4% Notes due 2013 issued in December 2002. The issue price of the $125 million 7 1/4% Notes was 103.661% which yields an effective rate of 6 5/8%. The redemption price of the $100 million 8 5/8% senior subordinated notes was equal to 104.313% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $5.8 million which consisted of a prepayment penalty of $4.3 million and associated debt issuance costs of approximately $1.5 million.

Currently Lamar Media has outstanding approximately $100.0 million 8 5/8% Senior Subordinated Notes due 2007 and $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indentures relating to Lamar Media's outstanding notes restrict its ability to incur indebtedness other than:

     o    up to $1.2 billion of indebtedness under its bank credit facility;

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

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At June 30, 2003 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

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


In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

o an interest coverage ratio defined as EBITDA as (defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

o a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

As defined under Lamar Media's bank credit facility, EBITDA is for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries, shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any financial instruments covered by SFAS No. 150 outstanding, its adoption is not expected to materially impact the Company's financial position, cash flows or results of operations.

LAMAR MEDIA CORP.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net revenues increased $13.3 million or 3.5% to $392.4 million for the six months ended June 30, 2003 from $379.1 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $11.1 million or 3.1%, (ii) a $1.2 million increase in logo sign revenue, which represents an increase of 6.4% over the prior year, and (iii) a $0.7 million increase in transit revenue, which represents a 19.9% increase over the prior year.

The increase in billboard net revenues of $11.1 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $1.2 million and transit revenue growth of $0.7 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the six months ended June 30, 2003 as compared to acquisition-adjusted net revenue(3) for the six months ended June 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $5.4 million or 1.4% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $13.9 million or 6.5% to $228.2 million for the six months ended June 30, 2003 from $214.3 million for the same period in 2002. There was a $14.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. This increase was offset by a $0.6 million decrease in corporate expenses that is due to the partial reversal of a charge related to a jury verdict rendered against Lamar Advertising Company discussed below.

In the third quarter of 2002, Lamar Media recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against Lamar Advertising Company for compensatory and punitive damages. In May, 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff's consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company's potential liability related to this claim is currently $1.3 million. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Due to the above factors, operating income decreased $0.3 million to $29.7 million for the six months ended June 30, 2003 compared to $30.0 million for the same period in 2002.

In January 2003, Lamar Media redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255.0 million for a redemption price equal to 103.208% of the principal amount of the notes. In the first quarter of 2003, Lamar Media recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs.

In June 2003, Lamar Media redeemed $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment. Approximately $100 million in aggregate principal amount of our 8 5/8% notes remain outstanding following this redemption.

Interest expense decreased $8.0 million from $46.5 million for the six months ended June 30, 2002 to $38.5 million for the six months ended June 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The decrease in operating income, the loss on extinguishment of debt offset by the decrease in interest expense described above resulted in a $9.4 million increase in loss before income taxes and cumulative effect of change in accounting principle. The increase in this loss, resulted in an increase in the income tax benefit of $3.4 million for the six months ended June 30, 2003 over the same period in 2002. The effective tax rate for the six months ended June 30, 2003 is 33.9%.

Due to the adoption of SFAS 143, Lamar Media recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2003 of $28.5 million, as compared to a net loss of $10.8 million for the same period in 2002.

----------
(3)  Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                                                       Six months ended June 30,
                                                                                       --------------------------
                                                                                             (in thousands)
                                                                                         2003               2002
                                                                                       --------          --------
Reported net revenue                                                                   $392,399          $379,067
Acquisition net revenue                                                                       -             7,956
                                                                                       --------          --------
Acquisition-adjusted net revenue                                                       $392,399          $387,023
                                                                                       ========          ========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net revenues increased $5.7 million or 2.8% to $208.2 million for the three months ended June 30, 2003 from $202.5 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $4.9 million or 2.6%, (ii) a $0.6 million increase in logo sign revenue, which represents an increase of 5.8% over the prior year, and (iii) a $0.1 million increase in transit revenue, which represents a 2.9% increase over the prior year.

The increase in billboard net revenues of $4.9 million was due to acquisition activity while the increase in logo sign revenue of $0.6 million and transit revenue growth of $0.1 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the three months ended June 30, 2003 as compared to acquisition-adjusted net revenue(3) for the three months ended June 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003 were even.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.8 million or 7.4% to $113.8 million for the three months ended June 30, 2003 from $106.0 million for the same period in 2002. There was a $8.6 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in personnel, sign site rent, insurance costs and property taxes. This increase was offset by a $0.8 million decrease in corporate overhead expenses that is due to the reversal of a jury verdict rendered against Lamar Advertising discussed below.

In the third quarter of 2002, Lamar Media recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against Lamar Advertising Company for compensatory and punitive damages. In May, 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff's consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company's potential liability related to this claim is currently $1.3 million. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Due to the above factors, operating income decreased $1.5 million to $26.5 million for three months ended June 30, 2003 compared to $28.0 million for the same period in 2002.

In June 2003, Lamar Media redeemed $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment. Approximately $100 million in aggregate principal amount of our 8 5/8% notes remain outstanding following this redemption.

Interest expense decreased $5.0 million from $23.5 million for the three months ended June 30, 2002 to $18.5 million for the three months ended June 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The decrease in operating income and the loss on extinguishment of debt offset by the decrease in interest expense described above resulted in a $2.3 million decrease in income before income taxes and cumulative effect of a change in accounting principle. As a result of the above factors, the Company recognized net income for the three months ended June 30, 2003 of $0.9 million, as compared to net income of $2.5 million for the same period in 2002.

----------
(1)  Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                                                       Three months ended June 30,
                                                                                       --------------------------
                                                                                             (in thousands)
                                                                                         2003               2002
                                                                                       --------          --------
Reported net revenue                                                                   $208,178          $202,529
Acquisition net revenue                                                                       -             5,547
                                                                                       --------          --------
Acquisition-adjusted net revenue                                                       $208,178          $208,076
                                                                                       ========          ========


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2003.

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

At June 30, 2003, there was $1,015.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 56.4% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2003 with respect to borrowings under the bank credit agreement was approximately $17.9 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2003 was 3.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.5% rather than 3.5%), then the Company's 2003 interest expense would have been approximately $9.9 million higher resulting in a $6.0 million increase in the Company's 2003 net loss.

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

The Company's and Lamar Media's management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company's and Lamar Media's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company's and Lamar Media's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b)       Changes in internal controls.

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended) of the Company and Lamar Media identified in connection with the evaluation of the Company's and Lamar Media's internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's and Lamar Media's internal control over financial reporting.

                           PART II - OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 22, 2003. Kevin P. Reilly, Jr., Charles W. Lamar, III, Anna Reilly Cullinan, Stephen P. Mumblow, John Maxwell Hamilton and Thomas Reifenheiser were elected as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified.

The results of voting at the Company's annual meeting of stockholders were as follows:

PROPOSAL NO. 1 (ELECTION OF DIRECTORS)


                                       Votes            Votes
                 Nominee                For           Withheld
         ---------------------      -----------      ----------
         Kevin P. Reilly, Jr.       226,091,065      14,830,915
         Charles W. Lamar, III      239,622,325       1,299,655
         Anna Reilly Cullinan       226,083,555      14,838,425
         Stephen P. Mumblow         239,839,815       1,082,165
         John Maxwell Hamilton      239,839,815       1,082,165
         Thomas Reifenheiser        239,839,815       1,082,165

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

On May 7, 2003, Lamar Advertising Company filed a Current Report on Form 8-K in order to furnish to the Commission its earnings press release for the quarter ended March 31, 2003.

 On June 2, 2003 and June 5, 2003. Lamar Media Corp. and Lamar Advertising Company, respectively, each filed a Current Report on Form 8-K regarding the pricing of Lamar Media Corp.'s institutional private placement f $125,000,000 of senior subordinated notes, which closed on June 12, 2003, and filing the related press releases as exhibits thereto.

On June 16, 2003, Lamar Advertising Company filed a Current Report on Form 8-K relating to the sale of $287,500,000 of convertible notes through J.P. Morgan Securities Inc. and Morgan Stanley & Co. Incorporated as underwriters and filed certain exhibits for incorporation into its previously filed Registration Statement on Form S-3.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            LAMAR ADVERTISING COMPANY

DATED:  August 12, 2003     BY: /s/ Keith A. Istre
                            ----------------------
                            Chief Financial and Accounting Officer and Treasurer

                            LAMAR MEDIA CORP.

DATED:  August 12, 2003     BY: /s/ Keith A. Istre
                            ----------------------
                            Chief Financial and Accounting Officer and Treasurer

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

4.1 Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated June 9, 2003. Previously filed as Exhibit 4.31 to Lamar Media's Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4.2 Supplemental Indenture to the Indenture dated September 25, 1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated June 9, 2003. Previously filed as Exhibit 4.30 to Lamar Media's Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4.3 Registration Rights Agreement dated as of June 12, 2003 among Lamar Media Corp., the guarantors listed on Schedule 1 thereto and J.P. Morgan Securities Inc., Wachovia Securities, Inc., Goldman, Sachs & Co. And Morgan Stanley & Co. Incorporated. Previously filed as
           Exhibit 4.29 to Lamar Media's Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4.4 Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Filed herewith.

4.5 First Supplemental Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Filed herewith.

31.1 Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2. Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.