Form 10-Q
period 2003-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2003-11-05
CIK 899045, 1090425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the period ended September 30, 2003
                                       or

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
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)
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

The number of shares of Lamar Advertising Company's Class A common stock outstanding as of October 31, 2003: 86,868,657

The number of shares of the Lamar Advertising Company's Class B common stock outstanding as of October 31, 2003: 16,417,073

The number of shares of Lamar Media Corp. common stock outstanding as of October 31, 2003: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (the "Company") and Lamar Media Corp. ("Lamar Media") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company's, and Lamar
Media's:

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

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company's and Lamar Media's actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

- risks and uncertainties relating to the Company's significant indebtedness;

- the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

-        the Company's ability to renew expiring contracts at favorable rates;

- the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

- the Company's need for and ability to obtain additional funding for acquisitions or operations; and

- the regulation of the outdoor advertising industry by federal, state and local governments.

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

The forward-looking statements contained in this combined Quarterly Report on Form 10-Q speak only as of the date of this combined report. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Quarterly Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

                                    CONTENTS

                                                                                                                  Page
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                  Lamar Advertising Company

                     Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002         1

                     Condensed Consolidated Statements of Operations for the three months ended September
                     30, 2003 and 2002 and nine months ended September 30, 2003 and 2002                          2

                     Condensed Consolidated Statements of Cash Flows for the nine months ended September
                     30, 2003 and 2002                                                                            3

                     Notes to Condensed Consolidated Financial Statements                                         4 - 8

                  Lamar Media Corp.

                     Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002         9

                     Condensed Consolidated Statements of Operations for the three months ended September
                     30, 2003 and 2002 and nine months ended September 30, 2003 and 2002                          10

                     Condensed Consolidated Statements of Cash Flows for the nine months ended
                     September 30, 2003 and 2002                                                                  11

                     Notes to Condensed Consolidated Financial Statements                                         12

ITEM 2.              Management's Discussion and Analysis of Financial Condition and Results of Operations        13 - 20

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risks                                  21

ITEM 4.              Controls and Procedures                                                                      21

PART II - OTHER INFORMATION

ITEM 6.              Exhibits and Reports on Form 8-K                                                             22

                     Signatures                                                                                   22

                     Index to Exhibits                                                                            23

PART I - FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                          September 30,   December 31,
                                                                                              2003            2002
                                                                                          -------------   -----------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $      6,492    $    15,610
     Cash on deposit for debt extinguishment                                                         -        266,657
     Receivables, net of allowance for doubtful accounts of $5,153 and $4,914
         in 2003 and 2002, respectively                                                         98,200         92,382
     Prepaid expenses                                                                           43,914         30,091
     Deferred income tax asset                                                                   6,405          6,428
     Other current assets                                                                        6,821          7,315
                                                                                          ------------    -----------
       Total current assets                                                                    161,832        418,483
                                                                                          ------------    -----------

Property, plant and equipment                                                                1,924,603      1,850,657
     Less accumulated depreciation and amortization                                           (650,119)      (566,889)
                                                                                          ------------    -----------
       Net property, plant and equipment                                                     1,274,484      1,283,768
                                                                                          ------------    -----------

Goodwill                                                                                     1,237,867      1,178,428
Intangible assets                                                                              996,439        988,953
Other assets - non-current                                                                      30,531         18,474
                                                                                          ------------    -----------
       Total assets                                                                       $  3,701,153    $ 3,888,106
                                                                                          ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Trade accounts payable                                                               $     13,751    $    10,051
     Current maturities of long-term debt                                                        5,040          4,687
     Current maturities related to debt extinguishment                                              --        255,000
     Accrued expenses                                                                           36,606         38,881
     Deferred income                                                                            15,395         13,942
                                                                                          ------------    -----------
       Total current liabilities                                                                70,792        322,561
                                                                                          ------------    -----------

Long-term debt                                                                               1,760,389      1,734,746
Deferred income taxes                                                                          100,104        114,260
Other liabilities                                                                               44,918          7,366
                                                                                          ------------    -----------

       Total liabilities                                                                     1,976,203      2,178,933
                                                                                          ------------    -----------

Stockholders' equity:
     Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized
        5,720 shares; 5,719 shares issued and outstanding at 2003 and 2002                          --             --
     Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares
        authorized; 0 shares issued and outstanding at 2003 and 2002                                --             --
     Class A common stock, par value $.001, 175,000,000 shares authorized, 86,867,157
        and  85,077,038 shares issued and outstanding at 2003 and 2002, respectively                87             85
     Class B common stock, par value $.001, 37,500,000 shares authorized, 16,417,073
        shares issued and outstanding at 2003 and 2002                                              16             16
     Additional paid-in capital                                                              2,093,738      2,036,709
     Accumulated deficit                                                                      (368,891)      (327,637)
                                                                                          ------------    -----------
        Stockholders' equity                                                                 1,724,950      1,709,173
                                                                                          ------------    -----------
        Total liabilities and stockholders' equity                                        $  3,701,153    $ 3,888,106
                                                                                          ============    ===========

See accompanying notes to condensed consolidated financial statements.

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                            September 30,
                                                  2003             2002                   2003             2002
                                                  ----             ----                   ----             ----
Net revenues                                  $     211,720    $     201,918          $     604,119    $     580,985
                                              -------------    -------------          -------------    -------------
Operating expenses (income)
       Direct advertising expenses                   74,571           71,685                219,489          205,544
       General and administrative expenses           36,098           33,721                107,615          101,853
       Corporate expenses                             6,631            8,604                 18,541           21,095
       Depreciation and amortization                 70,410           70,268                207,483          206,769
       Loss (gain) on disposition of assets             242              (33)                  (616)            (203)
                                              -------------    -------------          -------------    -------------
                                                    187,952          184,245                552,512          535,058
                                              -------------    -------------          -------------    -------------

       Operating income                              23,768           17,673                 51,607           45,927

Other expense (income)
       Loss on extinguishment of debt                12,566               --                 29,493               --
       Interest income                                  (99)            (387)                  (283)            (774)
       Interest expense                              21,524           27,182                 67,871           81,199
                                              -------------    -------------          -------------    -------------
                                                     33,991           26,795                 97,081           80,425
                                              -------------    -------------          -------------    -------------
Loss before income tax benefit and
   cumulative effect of a change in
   accounting principle                             (10,223)          (9,122)               (45,474)         (34,498)
Income tax benefit                                   (3,715)          (3,134)               (16,172)         (12,039)
                                              -------------    -------------          -------------    -------------

Loss before cumulative effect of a change
   in accounting principle                           (6,508)          (5,988)               (29,302)         (22,459)

Cumulative effect of a change in
   accounting principle, net of tax                      --               --                (11,679)              --
                                              -------------    -------------          -------------    -------------
Net loss                                             (6,508)          (5,988)               (40,981)         (22,459)

Preferred stock dividends                                91               91                    273              273
                                              -------------    -------------          -------------    -------------

Net loss applicable to common stock           $      (6,599)   $      (6,079)         $     (41,254)   $     (22,732)
                                              -------------    -------------          -------------    -------------

Loss per common share:
Loss before cumulative effect of a change
    in accounting  principle                  $       (0.06)   $       (0.06)         $       (0.29)   $       (0.23)
Cumulative effect of a change in
    accounting principle                                 --               --                  (0.11)              --
                                              -------------    -------------          -------------    -------------
Net loss                                      $       (0.06)   $       (0.06)         $       (0.40)   $       (0.23)
                                              =============    =============          =============    =============

Weighted average common shares
   outstanding - basic and diluted              103,251,834      101,377,147            102,472,830      100,965,349
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

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                       2003        2002
                                                                                       ----        ----
Cash flows from operating activities:
       Net loss                                                                     $ (40,981)   $ (22,459)
       Adjustments to reconcile net loss to net cash provided by
          operating activities:
              Depreciation and amortization                                           207,483      206,769
              Gain on disposition of assets                                              (616)        (203)
              Deferred tax benefit                                                    (15,862)      (7,661)
              Provision for doubtful accounts                                           6,454        6,378
              Loss on debt extinguishment                                              29,493           --
              Cumulative effect of a change in accounting principle, net of tax        11,679           --
       Changes in operating assets and liabilities:
          (Increase) decrease in:
             Receivables                                                              (11,871)     (12,208)
             Prepaid expenses                                                         (14,120)     (12,753)
             Other assets                                                              (2,229)      (4,559)
          Increase (decrease) in:
             Trade accounts payable                                                     3,700       (2,139)
             Accrued expenses                                                          (3,378)      (1,150)
             Other liabilities                                                          1,378        3,481
                                                                                    ---------    ---------
                  Cash flows provided by operating activities                         171,130      153,496
                                                                                    ---------    ---------

Cash flows from investing activities:
       Acquisitions                                                                  (124,967)     (74,041)
       Capital expenditures                                                           (61,299)     (56,938)
       Proceeds from disposition of assets                                              2,913        2,048
                                                                                    ---------    ---------
                  Cash flows used in investing activities                            (183,353)    (128,931)
                                                                                    ---------    ---------

Cash flows from financing activities:
       Debt issuance costs                                                             (9,800)      (1,076)
       Net proceeds from issuance of common stock                                       5,451       12,697
       Principal payments on long-term debt                                          (667,280)     (50,192)
       Net borrowings under credit agreements                                              --       60,000
       Cash from deposits for debt extinguishment                                     266,657           --
       Net proceeds from note offerings and new note payable                          408,350           40
       Dividends                                                                         (273)        (273)
                                                                                    ---------    ---------
                  Cash flows provided by financing activities                           3,105       21,196
                                                                                    ---------    ---------

       Net (decrease) increase in cash and cash equivalents                            (9,118)      45,761
       Cash and cash equivalents at beginning of period                                15,610       12,885
                                                                                    ---------    ---------
       Cash and cash equivalents at end of period                                   $   6,492    $  58,646
                                                                                    ---------    ---------

Supplemental disclosures of cash flow information:
       Cash paid for interest                                                       $  66,010    $  85,252
                                                                                    =========    =========
       Cash paid for state and federal income taxes                                 $     390    $     481
                                                                                    =========    =========
       Common stock issuance related to acquisitions                                $  50,630    $  56,100
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

During the nine months ended September 30, 2003, the Company completed additional acquisitions of outdoor advertising assets for a total purchase price of approximately $78,798, which consisted of the issuance of 152,792 shares of Lamar Advertising Class A common stock and $73,668 cash.

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

                                                  Delite            Adams            Outdoor
                                                  Outdoor          Outdoor            Media
                                                    Inc.             Inc.           Group, Inc.     Other         Total
                                                  -------          -------          -----------     ------       -------
Current assets                                        911            1,327                 19          435         2,692
Property, plant and equipment                       4,580            2,299              2,793       14,015        23,687
Goodwill                                               43           24,254             17,111       18,031        59,439
Site locations                                     10,048           16,221             16,335       36,399        79,003
Non-competition agreements                            145               --                 --          361           506
Customer lists and contracts                        2,732            3,716              3,742        5,856        16,046
Other assets                                           --               --                 --        6,666         6,666
Current liabilities                                   108              403                 --          445           956
Long-term liabilities                                 351            7,277                 --        2,520        10,148
                                                  -------           ------           --------       ------       -------
                                                   18,000           40,137             40,000       78,798       176,935
                                                  =======           ======           ========       ======       =======

                         LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statements of operations data for the three months and nine months ended September 30, 2003 and September 30, 2002 as if each of the above acquisitions and the acquisitions occurring in 2002, which were fully described in the 2002 Combined Form 10-K, had been consummated as of January 1, 2002 and the adoption of SFAS No. 143 as of January 1, 2002. This pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                         2003         2002         2003         2002
                                         ----         ----         ----         ----
Net revenues                          $ 211,746    $ 208,194    $ 611,753    $ 602,291
                                      ---------    ---------    ---------    ---------
Net loss applicable to common stock   $  (6,612)   $  (7,779)   $ (42,470)   $ (27,541)
                                      ---------    ---------    ---------    ---------
Net loss per common share             $   (0.06)   $   (0.08)   $   (0.41)   $   (0.27)
                                      ---------    ---------    ---------    ---------

3.     Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2003 and December 31, 2002.

                                                              September 30, 2003                      December 31, 2002
                                       Estimated              ------------------                      -----------------
                                         Life           Gross Carrying      Accumulated       Gross Carrying      Accumulated
                                        (Years)             Amount         Amortization           Amount         Amortization
                                        -------         --------------     ------------       --------------     ------------
Amortizable Intangible Assets:
Debt issuance costs and fees            7 - 10           $   51,621          $  20,976          $    52,202       $   27,533
Customer lists and contracts            7 - 10              387,833            235,393              371,787          196,084
Non-competition agreements              3 - 15               57,529             44,608               57,023           39,458
Site locations                            15              1,016,775            226,181              937,773          177,016
Other                                   5 - 15               17,029              7,190               15,997            5,738
                                        ------           ----------          ---------          -----------       ----------
                                                          1,530,787            534,348            1,434,782          445,829
Unamortizable Intangible Assets:
Goodwill                                                 $1,491,502          $ 253,635          $ 1,432,063       $  253,635

The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2002                                         $      1,432,063
Goodwill acquired during the nine months ending September 30, 2003                59,439
Impairment losses                                                                     --
                                                                        ----------------
Balance as of September 30, 2003                                        $      1,491,502
                                                                        ================

                          LAMAR ADVERTISING COMPANY AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4.       Long-Term Debt

On December 23, 2002, Lamar Media Corp. completed an offering of $260,000 7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations subordinated to all of Lamar Media's existing and any future senior debt, ranked equally with all of Lamar Media's existing and future senior subordinated debt and ranked senior to any future subordinated debt of Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, was used to redeem all of the outstanding $255,000 principal amount of Lamar Media's 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003 at a redemption price equal to 103.208% of the aggregate principal amount thereof plus accrued interest through the redemption date of approximately $3,477 for a total redemption price of approximately $266,657. The Company recorded a loss on the extinguishment of debt of $11,173 in the first quarter of 2003 that consisted of a prepayment premium of $8,180 and associated debt issuance costs of $2,993.

On June 12, 2003, Lamar Media Corp. issued $125,000 7 1/4% Senior Subordinated Notes due 2013 as an add on to the $260,000 issued in December 2002. The issue price of the $125,000 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8% . The proceeds of the issuance were used to redeem approximately $100,000 of Lamar Media's 8 5/8% senior subordinated notes for a redemption price equal to 104.313% of the principal amount of the notes. The Company recorded a loss on extinguishment of debt of $5,754 in the second quarter of 2003 related to this prepayment. Approximately $100,000 in aggregate principal amount of Lamar Media's 8 5/8% notes remain outstanding following this redemption.

On June 16, 2003, the Company issued $287,500 2 7/8% Convertible Notes due 2010. The net proceeds from these notes together with additional cash were used on July 16, 2003 to redeem all of the Company's outstanding 5 1/4% convertible notes due 2006 in aggregate principal amount of approximately $287,500 for a redemption price equal to 103.0% of the principal amount of notes. The Company recorded a loss on extinguishment of debt in the third quarter of 2003 of $12,566 related to this redemption.

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

All of the Company's asset retirement obligations relate to the Company's structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

Balance at January 1, 2003                  $ 33,467
Additions to asset retirement obligations      1,326
Accretion expense                              1,745
Liabilities settled                             (462)
                                            --------
Balance at September 30, 2003               $ 36,076
                                            --------

The following pro forma data summarizes the Company's net loss and net loss per common share as if the Company had adopted the provisions of SFAS No. 143 on January 1, 2002, including an associated pro forma asset retirement obligation on that date of $30,875.

                                                         Nine months ended
                                                         September 30, 2002
                                                         ------------------
Net loss applicable to common stock, as reported              $(22,732)
Pro forma adjustments to reflect retroactive adoption
  of SFAS No. 143                                              (11,044)
                                                              --------
Pro forma net loss applicable to common stock                 $(33,776)
                                                              ========

Net loss per common share - basic and diluted:
Net loss, as reported                                         $  (0.23)
Net loss, pro forma                                           $  (0.33)

                            LAMAR ADVERTISING COMPANY
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6.       Stock-Based Compensation

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123" permits entities to recognize as an expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.

The following table illustrates the effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,           September 30,
                                                                  2003       2002        2003         2002
                                                                  ----       ----        ----         ----
  Net loss applicable to common stock, as reported             $ (6,599)   $ (6,079)   $(41,254)   $(22,732)
  Deduct: Total stock based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                               (964)     (1,628)     (2,942)     (5,470)
                                                               --------    --------    --------    --------
Pro forma net loss applicable to common stock                  $ (7,563)   $ (7,707)   $(44,196)   $(28,202)
                                                               --------    --------    --------    --------
Net loss per common share - basic and diluted
  Net loss, as reported                                        $  (0.06)   $  (0.06)   $  (0.40)   $  (0.23)
  Net loss, pro forma                                          $  (0.07)   $  (0.08)   $  (0.43)   $  (0.28)

7.       Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company's direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media's obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media's ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media's outstanding notes. As of September 30, 2003 and December 31, 2002, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,940,622 and $1,915,035, respectively.

8.       Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculations of basic earnings per share exclude any dilutive effect of stock options and convertible debt while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,949,954 and 6,547,612 for three months ended September 30, 2003 and 2002 and 7,000,969 and 6,811,938 for the nine months ended September 30, 2003 and 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have a material effect on the Company's financial statements as the Company has no interest in variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 149 for all contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any financial instruments covered by SFAS No. 150 outstanding, its adoption did not materially impact the Company's financial position, cash flows or results of operations.

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

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    September 30,  December 31,
                                                                                         2003          2002
                                                                                         ----          ----
ASSETS
Current assets:
     Cash and cash equivalents                                                       $     6,492    $    15,610
     Cash on deposit for debt extinguishment                                                  --        266,657
     Receivables, net of allowance for doubtful accounts of $5,153 and $4,914 in
       2003 and 2002, respectively                                                        98,086         92,295
     Prepaid expenses                                                                     43,914         30,091
     Deferred income tax asset                                                             6,405          6,428
     Other current assets                                                                  6,821          7,315
                                                                                     -----------    -----------
       Total current assets                                                              161,718        418,396
                                                                                     -----------    -----------

Property, plant and equipment                                                          1,924,603      1,850,657
     Less accumulated depreciation and amortization                                     (650,119)      (566,889)
                                                                                     -----------    -----------
       Net property, plant and equipment                                               1,274,484      1,283,768
                                                                                     -----------    -----------

Goodwill                                                                               1,230,685      1,171,595
Intangible assets                                                                        981,051        975,998
Other assets - non-current                                                                48,050         25,152
                                                                                     -----------    -----------
        Total assets                                                                 $ 3,695,988    $ 3,874,909
                                                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
     Trade accounts payable                                                          $    13,751    $    10,051
     Current maturities of long-term debt                                                  5,040          4,687
     Current maturities related to debt extinguishment                                        --        255,000
     Accrued expenses                                                                     26,763         25,981
     Deferred income                                                                      15,395         13,942
                                                                                     -----------    -----------
        Total current liabilities                                                         60,949        309,661
                                                                                     -----------    -----------

Long-term debt                                                                         1,472,889      1,447,246
Deferred income taxes                                                                    125,890        129,924
Other liabilities                                                                         44,918          7,366
                                                                                     -----------    -----------

        Total liabilities                                                              1,704,646      1,894,197
                                                                                     -----------    -----------

Stockholder's equity:
     Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and
         outstanding at September 30, 2003 and December 31, 2002, respectively                --             --
     Additional paid-in capital                                                        2,333,482      2,281,901
     Accumulated deficit                                                                (342,140)      (301,189)
                                                                                     -----------    -----------
        Stockholder's equity                                                           1,991,342      1,980,712
                                                                                     -----------    -----------
        Total liabilities and stockholder's equity                                   $ 3,695,988    $ 3,874,909
                                                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                               Three Months Ended        Nine Months Ended
                                                  September 30,            September 30,
                                               2003         2002         2003         2002
                                               ----        ----          ----         ----
Net revenues                                 $ 211,720    $ 201,918    $ 604,119    $ 580,985
                                             ---------    ---------    ---------    ---------
Operating expenses (income)
      Direct advertising expenses               74,571       71,685      219,489      205,544
      General and administrative expenses       36,098       33,722      107,615      101,854
      Corporate expenses                         6,541        8,531       18,286       20,884
      Depreciation and amortization             69,632       69,455      204,968      204,332
      Loss (gain) on disposition of assets         242          (33)        (616)        (203)
                                             ---------    ---------    ---------    ---------
                                               187,084      183,360      549,742      532,411
                                             ---------    ---------    ---------    ---------

      Operating income                          24,636       18,558       54,377       48,574

Other expense (income)
      Loss on debt extinguishment                   --           --       16,927           --
      Interest income                              (99)        (387)        (283)        (774)
      Interest expense                          18,786       23,408       57,242       69,878
                                             ---------    ---------    ---------    ---------
                                                18,687       23,021       73,886       69,104
                                             ---------    ---------    ---------    ---------

Income (loss) before income tax expense
      (benefit) and cumulative effect of a
      change in accounting principle             5,949       (4,463)     (19,509)     (20,530)

Income tax expense (benefit)                     2,578       (1,318)      (6,050)      (6,596)
                                             ---------    ---------    ---------    ---------

Income (loss) before cumulative effect of
      a change in accounting principle           3,371       (3,145)     (13,459)     (13,934)

Cumulative effect of a change in
      accounting principle, net of tax              --           --      (11,679)          --
                                             ---------    ---------    ---------    ---------

Net income (loss)                            $   3,371    $  (3,145)   $ (25,138)   $ (13,934)
                                             =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                                LAMAR MEDIA CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     Nine Months Ended
                                                                                        September 30,
                                                                                      2003        2002
                                                                                      ----        ----
Cash flows from operating activities:
         Net loss                                                                  $ (25,138)   $ (13,934)
         Adjustments to reconcile net loss to net cash provided by
            operating activities:
               Depreciation and amortization                                         204,968      204,332
               Gain on disposition of assets                                            (616)        (203)
               Deferred tax benefit                                                   (5,740)      (2,218)
               Provision for doubtful accounts                                         6,454        6,378
               Loss on debt extinguishment                                            16,927           --
               Cumulative effect of change in accounting principle, net of tax        11,679           --
         Changes in operating assets and liabilities:
            (Increase) decrease in:
               Receivables                                                           (11,844)     (13,652)
               Prepaid expenses                                                      (14,120)     (12,753)
               Other assets                                                          (13,070)      (4,740)
            Increase (decrease) in:
               Trade accounts payable                                                  3,700       (2,139)
               Accrued expenses                                                         (320)       1,368
               Other liabilities                                                       1,378        3,481
                                                                                   ---------    ---------
                    Cash flows provided by operating activities                      174,258      165,920
                                                                                   ---------    ---------

Cash flows from investing activities:
         Acquisitions                                                               (123,666)     (74,041)
         Capital expenditures                                                        (61,299)     (56,938)
         Proceeds from disposition of assets                                           2,913        2,048
                                                                                   ---------    ---------
                    Cash flows used in investing activities                         (182,052)    (128,931)
                                                                                   ---------    ---------

Cash flows from financing activities:
         Debt issuance costs                                                          (9,051)      (1,076)
         Dividend                                                                    (15,813)          --
         Principal payments on long-term debt                                       (371,155)     (50,192)
         Net borrowings under credit agreements                                           --       60,000
         Cash from deposits for debt extinguishment                                  266,657           --
         Net proceeds from note offering and new note payable                        128,038           40
                                                                                   ---------    ---------
                    Cash flows (used in) provided by financing activities             (1,324)       8,772
                                                                                   ---------    ---------

         Net (decrease) increase in cash and cash equivalents                         (9,118)      45,761
         Cash and cash equivalents at beginning of period                             15,610       12,885
                                                                                   ---------    ---------
         Cash and cash equivalents at end of period                                $   6,492    $  58,646
                                                                                   =========    =========

Supplemental disclosures of cash flow information:
         Cash paid for interest                                                    $  53,390    $  70,159
                                                                                   =========    =========
         Cash paid for state and federal income taxes                              $     390    $     481
                                                                                   =========    =========
         Parent company stock contributed for acquisitions                         $  50,630    $  56,100
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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the condensed consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company's net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company.

Since December 31, 2000, the Company has increased the number of outdoor advertising displays it operates by approximately 13% by completing acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $642 million, which included the issuance of 3,680,559 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $136 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See "Liquidity and Capital Resources" below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company also provides acquisition-adjusted net revenue that includes adjustments to the 2002 results for acquisitions for the same time frame as actually owned in 2003. The Company's management believes that this additional information is useful in evaluating the Company's performance and provides investors and financial analysts with a better understanding of the Company's core operating results. In addition, it may be useful to investors when assessing the Company's period to period results. The Company's presentation of these measures, however, may not be comparable to similarly titled measures used by other companies and they should not be used as alternatives to net revenue or other GAAP measures as indicators of the Company's performance. The Company has provided a reconciliation of acquisition-adjusted net revenue to reported net revenue below.

The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry.

Growth of the Company's business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2003 and 2002:

                                Three months ended   Nine months ended
                                   September  30,      September 30,
                                  (in thousands)      (in thousands)
                                   2003     2002      2003      2002
                                   ----     ----      ----      ----
Billboard                        $14,512   $11,952   $39,733   $32,798
Logos                              1,470     1,205     5,538     3,335
Transit                              422     1,520     1,353     3,900
Land and buildings                 2,181     4,194     8,100    11,600
PP&E                               1,947     1,987     6,575     5,305
                                 -------   -------   -------   -------
    Total capital expenditures   $20,532   $20,858   $61,299   $56,938
                                 =======   =======   =======   =======

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net revenues increased $23.1 million or 4.0% to $604.1 million for the nine months ended September 30, 2003 from $581.0 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $19.9 million or 3.6%, (ii) a $1.9 million increase in logo sign revenue, which represents an increase of 6.7% over the prior year, and (iii) a $1.0 million increase in transit revenue, which represents a 16.7% increase over the prior year.

The increase in billboard net revenues of $19.9 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $1.9 million and transit revenue growth of $1.0 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the nine months ended September 30, 2003 as compared to acquisition-adjusted net revenue(1) for the nine months ended September 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $9.0 million or 1.5% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $17.1 million or 5.2% to $345.6 million for the nine months ended September 30, 2003 from $328.5 million for the same period in 2002. There was a $19.7 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company's core assets. This increase was offset by a $2.6 million decrease in corporate expenses due to the partial reversal in the second quarter of 2003 of a charge related to a jury verdict rendered against the Company in the third quarter of 2002, which is discussed below.

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

Depreciation and amortization expense increased $0.7 million or 0.3% from $206.8 million for the nine months ended September 30, 2002 to $207.5 million for the nine months ended September 30, 2003.

Due to the above factors, operating income increased $5.7 million to $51.6 million for nine months ended September 30, 2003 compared to $45.9 million for the same period in 2002.

In January 2003, the Company's wholly owned subsidiary, Lamar Media Corp., redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255.0 million for a redemption price equal to 103.208% of the principal amount of the notes. In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In June 2003, Lamar Media Corp., redeemed $100.0 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment. Approximately $100.0 million in aggregate principal amount of our 8 5/8% notes remain outstanding following this redemption. In July, the Company redeemed all of it's outstanding 5 1/4 % Convertible Notes due 2006 in aggregate principal amount of approximately $287.5 million for a redemption price equal to 103.0% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $12.6 million.

Interest expense decreased $13.3 million from $81.2 million for the nine months ended September 30, 2002 to $67.9 million for the nine months ended September 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $11.0 million increase in loss before income taxes and cumulative effect of a change in accounting principle. The increase in this loss resulted in an increase in the income tax benefit of $4.1 million for the nine months ended September 30, 2003 over the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 is 35.6%.

-------------------------
(1) Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                  Nine months ended September 30,
                                                           (in thousands)
                                                     2003                 2002
                                                     ----                 ----
Reported net revenue                              $ 604,119             $ 580,985
Acquisition net revenue                                   -                14,164
                                                  ---------             ---------
Acquisition-adjusted net revenue                  $ 604,119             $ 595,149
                                                  =========             =========

                                      -14-

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 2003 of $41.0 million, as compared to a net loss of $22.5 million for the same period in 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net revenues increased $9.8 million or 4.9% to $211.7 million for the three months ended September 30, 2003 from $201.9 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $8.7 million or 4.6%, (ii) a $0.7 million increase in logo sign revenue, which represents an increase of 7.3% over the prior year, and (iii) a $0.3 million increase in transit revenue, which represents a 11.8% increase over the prior year.

The increase in billboard net revenues of $8.7 million was due to acquisition activity while the increase in logo sign revenue of $0.7 million and transit revenue growth of $0.3 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the three months ended September 30, 2003 as compared to acquisition-adjusted net revenue(2) for the three months ended September 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003 increased $3.5 million or 1.7% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $3.3 million or 2.9% to $117.3 million for the three months ended September 30, 2003 from $114.0 million for the same period in 2002. There was a $5.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company's core assets. This increase was offset by a $2.0 million decrease in corporate expenses primarily due to a jury verdict rendered against the Company in the third quarter of 2002, which is discussed below.

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

Depreciation and amortization expense increased $0.1 million from $70.3 million for the three months ended September 30, 2002 to $70.4 million for the three months ended September 30, 2003.

Due to the above factors, operating income increased $6.1 million to $23.8 million for three months ended September 30, 2003 compared to $17.7 million for the same period in 2002.

In July 2003, the Company, redeemed all of its 5 1/4% Convertible Notes due 2006, for a redemption price equal to 103.0% of the principal amount of the notes. The redemption was funded by the issuance on June 16, 2003 of $287.5 million of 2 7/8% Convertible Notes due 2010. In the third quarter of 2003, the Company recorded a loss on extinguishment of debt of $12.6 million related to this prepayment.

Interest expense decreased $5.7 million from $27.2 million for the three months ended September 30, 2002 to $21.5 million for the three months ended September 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $1.1 million increase in loss before income taxes and cumulative effect of a change in accounting principle. The increase in this loss, resulted in an increase in the income tax benefit of $0.6 million for the three months ended September 30, 2003 over the same period in 2002. The effective tax rate for the three months ended September 30, 2003 is 36.3%.

------------------------
(2) Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                  Three months ended September 30,
                                                           (in thousands)
                                                    2003                   2002
                                                    ----                   ----
Reported net revenue                              $ 211,720             $  201,918
Acquisition net revenue                                  --                  6,255
                                                  ---------             ----------
Acquisition-adjusted net revenue                  $ 211,720             $  208,173
                                                  =========             ==========

As a result of the above factors, the Company recognized a net loss for the three months ended September 30, 2003 of $6.5 million, as compared to a net loss of $6.0 million for the same period in 2002.

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

The Company's cash flows provided by operating activities increased to $171.1 million for the nine months ended September 30, 2003 due primarily to an increase in adjustments to reconcile net loss to cash provided by operating activities of $33.3 million, which primarily includes the loss on early extinguishment of debt of $29.5 million and the cumulative effect of a change in accounting principle of $11.7 million offset by an increase in deferred income tax benefit of $8.2 million. This increase was offset by an increase in net loss of $18.5 million. In addition, as compared to the same period in 2002, there were decreases in the change in receivables of $0.3 million, in other assets of $2.3 million, in other liabilities of $2.1 million and in accrued expenses of $2.2 million, and increases in the change in trade accounts payable of $5.8 million and prepaid expenses of $1.4 million.

Cash flows used in investing activities increased $54.5 million from $128.9 million in 2002 to $183.4 million in 2003 primarily due to the increase in acquisition activity by the Company in 2003 of $50.9 million, and a $4.4 million increase in capital expenditures. Cash flows provided by financing activities decreased to $3.1 million for the nine months ended September 30, 2003 due to a $408.3 million increase in net proceeds from note offerings and new note payable, which is due to the issuance of Lamar Advertising's $287.5 million 2 7/8% Convertible Notes and Lamar Media's issuance of $125.0 million 7 1/4% Senior Subordinated Notes and cash from deposits for debt extinguishment of $266.7 million offset by a $617.1 million increase in principal payments of long-term debt due primarily to the redemption of Lamar Media's 9 5/8% Senior Subordinated Notes, 8 5/8% Senior Subordinated Notes and the Company's 5 1/4% Convertible Notes. In addition, there was a $7.2 million decrease in proceeds from issuance of the Company's Class A common stock, a $8.7 million increase in debt issuance costs and a $60.0 million decrease in borrowings from credit agreements.

During the nine months ended September 30, 2003, the Company financed its acquisition activity of approximately $175.6 million with borrowings under Lamar Media's revolving credit facility and cash on hand totaling $125.0 million as well as the issuance of shares of the Company's Class A common stock valued at the time of issuance at approximately $50.6 million. As of September 30, 2003, the Company had $219.3 million available under its revolving credit facility.

The Company's wholly owned subsidiary, Lamar Media Corp., replaced its bank credit facility with a new bank credit facility on March 7, 2003. The new bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The new bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its new bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

                                                                                     Payments Due by Period
                                                                                          (in millions)
                                                                        ----------------------------------------------
            Contractual                         Balance at              Less than      1 - 3        4 - 5      After 5
            Obligations                     September 30, 2003           1 Year        Years        Years       Years
----------------------------------         ---------------------        ---------      -----        -----      -------
Long-Term Debt                             $             1,765.4            5.0        110.0        261.3      1,389.1
Billboard site and building leases         $               839.3          112.6        178.4        136.3        412.0
                                           ---------------------          -----        -----        -----      -------
Total Payments due                         $             2,604.7          117.6        288.4        397.6      1,801.1
                                           =====================          =====        =====        =====      =======

                                                                   Amount of Commitment
                                                                   Expiration Per Period
                                                      ---------------------------------------------
    Other Commercial                 Total Amount     Less than     1 - 3       4 - 5       After 5
       Commitments                    Committed        1 Year       Years       Years        Years
-------------------------            ------------     ---------     ------      -----       -------
Revolving Bank Facility *            $      225.0         --           --        --          225.0
                                     ============        ===          ===        ==          =====
Standby Letters of Credit            $        5.7        1.4          4.3        --             --
                                     ============        ===          ===        ==          =====

* Lamar Media had $0 outstanding at September 30, 2003.

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

In June 2003, Lamar Media Corp. called for redemption $100.0 million of its $200.0 million 8 5/8% Senior Subordinated Notes due 2007. The redemption was funded by the issuance on June 12, 2003 of a $125.0 million add on to its $260.0 million 7 1/4% Notes due 2013 issued in December 2002. The issue price of the $125.0 million 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8%. The redemption price of the $100.0 million 8 5/8% senior subordinated notes was equal to 104.313% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $5.8 million which consisted of a prepayment penalty of $4.3 million and associated debt issuance costs of approximately $1.5 million. Lamar Media intends to call its remaining $100.0 million of 8 5/8% Senior Subordinated Notes due 2007 during the fourth quarter of 2003 and fund the redemption with cash on hand and borrowings under its bank credit facility.

In July 2003, the Company redeemed all of its $287.5 million 5 1/4% Convertible Notes due 2006. The redemption was funded by the issuance on June 16, 2003 of $287.5 million 2 7/8% Convertible Notes due 2010. The redemption price of the notes was equal to 103.0% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $12.6 million, which consisted of a prepayment penalty of $8.6 million and associated debt issuance costs of approximately $4.0 million.

Currently Lamar Media has outstanding approximately $100.0 million 8 5/8% Senior Subordinated Notes due 2007 and $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indentures relating to Lamar Media's outstanding notes restrict its ability to incur indebtedness other than:

         - up to $1.2 billion of indebtedness under its bank credit facility;

         - currently outstanding indebtedness or debt incurred to refinance outstanding debt;

         - inter-company debt between Lamar Media and its subsidiaries or between subsidiaries; and

         - certain other debt incurred in the ordinary course of business (provided that all of the above ranks junior in right of payment to the notes that has a maturity or mandatory sinking fund payment prior to the maturity of the notes).

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At September 30, 2003 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

- a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 (through December 30, 2004) and 5.75 to 1 (after December 30, 2004); and

- a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of
         4.00 to 1 (through December 30, 2004) and 3.75 to 1 (after December 30,
         2004).

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

- an interest coverage ratio defined as EBITDA as (defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

- a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

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

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2004. All debt obligations are on the Company's balance sheet.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of the Interpretation did not have a material effect on the Company's consolidated financial statements as the Company has no variable interest entities.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company adopted SFAS No. 149 for all contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003 pursuant to the guidance in SFAS No. 149. The adoption of SFAS No. 149 did not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers' shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Because the Company does not have any financial instruments covered by SFAS No. 150 outstanding, its adoption did not materially impact the Company's financial position, cash flows or results of operations.

LAMAR MEDIA CORP.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net revenues increased $23.1 million or 4.0% to $604.1 million for the nine months ended September 30, 2003 from $581.0 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $19.9 million or 3.6%, (ii) a $1.9 million increase in logo sign revenue, which represents an increase of 6.7% over the prior year, and (iii) a $1.0 million increase in transit revenue, which represents a 16.7% increase over the prior year.

The increase in billboard net revenues of $19.9 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $1.9 million and transit revenue growth of $1.0 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the nine months ended September 30, 2003 as compared to acquisition-adjusted net revenue(3) for the nine months ended September 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $9.0 million or 1.5% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $17.1 million or 5.2% to $345.4 million for the nine months ended September 30, 2003 from $328.3 million for the same period in 2002. There was a $19.7 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company's core assets. This increase was offset by a $2.6 million decrease in corporate expenses that is primarily due to the partial reversal in the second quarter of 2003 of a charge related to a jury verdict rendered against Lamar Media in the third quarter 2002, which is discussed below.

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

Due to the above factors, operating income increased $5.8 million to $54.4 million for the nine months ended September 30, 2003 compared to $48.6 million for the same period in 2002.

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

In June 2003, Lamar Media redeemed $100.0 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment. Approximately $100.0 million in aggregate principal amount of our 8 5/8% notes remain outstanding following this redemption.

Interest expense decreased $12.7 million from $69.9 million for the nine months ended September 30, 2002 to $57.2 million for the nine months ended September 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense offset by the loss on extinguishment of debt described above resulted in a $1.0 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. The decrease in this loss, resulted in a decrease in the income tax benefit of $0.5 million for the nine months ended September 30, 2003 over the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 is 31.0%.

Due to the adoption of SFAS 143, Lamar Media recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

As a result of the above factors, Lamar Media recognized a net loss for the nine months ended September 30, 2003 of $25.1 million, as compared to a net loss of $13.9 million for the same period in 2002.

--------------------------
(3) Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                Nine months ended September 30,
                                                        (in thousands)
                                                   2003                 2002
                                                   ----                 ----
Reported net revenue                            $ 604,119             $ 580,985
Acquisition net revenue                                 -                14,164
                                                ---------             ---------
Acquisition-adjusted net revenue                $ 604,119             $ 595,149
                                                =========             =========

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net revenues increased $9.8 million or 4.9% to $211.7 million for the three months ended September 30, 2003 from $201.9 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $8.7 million or 4.6%, (ii) a $0.7 million increase in logo sign revenue, which represents an increase of 7.3% over the prior year, and (iii) a $0.3 million increase in transit revenue, which represents a 11.8% increase over the prior year.

The increase in billboard net revenues of $8.7 million was due to acquisition activity while the increase in logo sign revenue of $0.7 million and transit revenue growth of $0.3 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the three months ended September 30, 2003 as compared to acquisition-adjusted net revenue(4) for the three months ended September 30, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003 increased $3.5 million or 1.7% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain or loss on sale of assets, increased $3.3 million or 2.9% to $117.2 million for the three months ended September 30, 2003 from $113.9 million for the same period in 2002. There was a $5.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company's core assets. This increase was offset by a $2.0 million decrease in corporate overhead expenses that is primarily due to a jury verdict rendered against Lamar Media in the third quarter of 2002, which is discussed below.

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

Due to the above factors, operating income increased $6.0 million to $24.6 million for three months ended September 30, 2003 compared to $18.6 million for the same period in 2002.

Interest expense decreased $4.6 million from $23.4 million for the three months ended September 30, 2002 to $18.8 million for the three months ended September 30, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above resulted in a $10.4 million increase in income before income taxes and cumulative effect of a change in accounting principle.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2003 of $3.4 million, as compared to a net loss of $3.1 million for the same period in 2002.

-----------------------------------------
(4) Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

                                                Three months ended September 30,
                                                         (in thousands)
                                                  2003                   2002
                                                  ----                   ----
Reported net revenue                            $ 211,720              $ 201,918
Acquisition net revenue                                 -                  6,255
                                                ---------              ---------
Acquisition-adjusted net revenue                $ 211,720              $ 208,173
                                                =========              =========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

LAMAR ADVERTISING COMPANY AND LAMAR MEDIA CORP.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company's interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2003.

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

At September 30, 2003, there was $975.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 55.4% of the Company's outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2003 with respect to borrowings under the bank credit agreement was approximately $27.4 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2003 was 3.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.5% rather than 3.5%), then the Company's 2003 interest expense would have been approximately $15.1 million higher resulting in a $9.2 million increase in the Company's 2003 net loss.

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

b)       Changes in internal controls.

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) of the Company and Lamar Media identified in connection with the evaluation of the Company's and Lamar Media's internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's and Lamar Media's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

On July 29, 2003, in connection with the filing by Lamar Media Corp. of a Registration Statement on Form S-4 to register $125 million of its 7 1/4% Senior Subordinated Notes due 2013, Lamar Media and the Company filed a Current Report on Form 8-K disclosing certain unaudited pro forma financial information that related to its and Lamar Advertising's adoption, of Statement of Financial Accounting Standard (SFAS) No. 143, "Accounting for Asset Retirement Obligations" on January 1, 2003.

On August 6, 2003, Lamar Advertising Company filed a Current Report on Form 8-K in order to furnish to the Commission its earnings press release for the second quarter ended June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         LAMAR ADVERTISING COMPANY

DATED: November 5, 2003                  BY: /s/ Keith A. Istre
                                         ----------------------
                                         Chief Financial and Accounting Officer
                                         and Treasurer

                                         LAMAR MEDIA CORP.

DATED: November 5, 2003                  BY: /s/ Keith A. Istre
                                         ----------------------
                                         Chief Financial and Accounting Officer
                                         and Treasurer

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

 4.1              Supplemental Indenture to the Indenture dated December 23,
                  2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003. Filed herewith.

 4.2              Supplemental Indenture to the Indenture dated September 25,
                  1997 among Lamar Media Corp., certain of its subsidiaries and State Street Bank and Trust Company, as Trustee, dated October
                  7, 2003. Filed herewith.

 10.1             Joinder Agreement dated as of October 7, 2003 to Credit
                  Agreement dated as of March 7, 2003 between Lamar Media Corp.
                  and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by
                  Premere Outdoor, Inc. Filed herewith.

 31.1             Certification of the Chief Executive Officer of Lamar
                  Advertising Company and Lamar Media Corp. pursuant to
                  Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

 31.2             Certification of the Chief Financial Officer of Lamar
                  Advertising Company and Lamar Media Corp. pursuant to
                  Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

 32 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  Filed herewith.