Form 10-K
period 2003-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-03-10
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 2003

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
Registrants’ telephone number, including area code: (225) 926-1000

SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A common stock, $.001 par value

SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether Lamar Advertising Company is an accelerated filer (as defined in Rule 126-2 under the Securities Exchange Act of 1934). Yes [X] No [  ]

Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 126-2 under the Securities Exchange Act of 1934). Yes [  ] No [X]

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company as of June 30, 2003: $2,897,761,305

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of February 20, 2004: 87,546,504

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of February 20, 2004: 16,147,073

This combined Form 10-K is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Part III of this Form 10-K.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Annual Report on Form 10-K of Lamar Advertising Company and Lamar Media Corp. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s, and Lamar Media’s:

•	expected operating results;

•	market opportunities;

•	acquisition opportunities;

•	ability to compete; and

•	stock price.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations; and

•	the regulation of the outdoor advertising industry.

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

PART I

ITEM 1. BUSINESS

General

Lamar Advertising Company, referred to herein as the Company or Lamar Advertising, is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. As of December 31, 2003, the Company owned and operated over 147,000 billboard advertising displays in 43 states, operated over 98,000 logo advertising displays in 20 states and the province of Ontario, Canada, and operated approximately 13,000 transit advertising displays in 14 states.

The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through its website, www.lamar.com, as soon as reasonably practicable after filing them with or furnishing them to the Securities and Exchange Commission. Information contained on the website is not part of this report.

The three principal areas that make up the Company’s business are:

• Billboard advertising. The Company offers customers a fully integrated service, covering their billboard display requirements from ad copy production to placement and maintenance. The Company’s billboard advertising displays are comprised of bulletins and posters. As a result of their greater impact and higher cost, bulletins are usually located on major highways. Posters are usually concentrated on major traffic arteries or on city streets to target pedestrian traffic.

• Logo signs. The Company is the largest provider of logo sign services in the United States, operating 20 of the 25 privatized state logo sign contracts. Logo signs are erected near highway exits to direct motor traffic to service and tourist attractions, as well as to advertise gas, food, camping and lodging.

• Transit advertising. The Company provides transit advertising in 38 transit markets. Transit displays appear on the exterior or interior of public transportation vehicles or stations.

The Company’s business has grown rapidly through a combination of internal growth and acquisitions. The Company’s growth has been enhanced by strategic acquisitions that resulted in increased operating efficiencies, greater geographic diversification and increased market penetration. Historically, focus has been on small to mid-sized markets where acquisition opportunities have been pursued in order to establish a leadership position. Since January 1, 1997, the Company has successfully completed over 538 acquisitions of outdoor advertising businesses and assets. The Company’s acquisitions have expanded its operations in major markets and it currently has a presence in 32 of the top 50 outdoor advertising markets in the United States. The Company’s large national footprint gives it the ability to offer cross-market advertising opportunities to both local and national advertising customers.

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

Strategy

The Company’s objective is to be a leading provider of outdoor advertising services in the markets it serves. The Company’s strategy to achieve this goal includes the following elements:

Continue to provide high quality local sales and service. The Company seeks to identify and closely monitor the needs of its customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 82% of its net revenues for the year ended December 31, 2003, which management believes is higher than the industry average. The Company believes that the experience of its regional and local managers has contributed greatly to its success. For example, the Company’s regional managers have been with the Company for an average of 23 years. In an effort to provide high quality sales service at the local level, the Company employed 524 local account executives as of December 31, 2003. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of the central office, as well as offices in its other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

Continue a centralized control and decentralized management structure. The Company’s management believes that for its particular business, centralized control and a decentralized organization provides for greater economies of scale and is more responsive to local market demands. Therefore, the Company maintains centralized accounting and financial control over its local operations, but the local managers are responsible for the day-to-day operations in each local market and are compensated according to that market’s financial performance.

Continue to focus on internal growth. Within its existing markets, the Company seeks to increase its revenue and improve its cash flow by employing highly targeted local marketing efforts to improve its display occupancy rates and by increasing advertising rates. This strategy is facilitated through its local offices, which allows the Company to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing displays and constructing new displays in order to provide high quality service to its current customers and to attract new advertisers. From January 1, 1997 to December 31, 2003, the Company has invested over $489.3 million in improvements to its existing displays and in constructing new displays.

Continue to pursue strategic acquisitions. The Company intends to enhance its growth by pursuing strategic acquisitions, which it anticipates will result in increased operating efficiencies, greater geographic diversification and increased market penetration. In addition to acquiring outdoor advertising assets in new markets, the Company purchases complementary outdoor advertising assets within its existing markets or in contiguous markets. The Company believes that acquisitions offer opportunities for inter-market cross-selling. Although the advertising industry is becoming more consolidated, the Company believes there will be continuing opportunities for implementing its acquisition strategy given the industry’s continued fragmentation among smaller advertising companies. From January 1, 2003 to December 31, 2003, the Company completed 84 acquisitions of advertising businesses and assets for an aggregate purchase price of approximately $188.2 million. Certain of the Company’s principal acquisitions since January 1, 2003 are described below.

Delite Outdoor, Inc.- On March 3, 2003, the Company purchased the stock of Delite Outdoor, Inc. for $18.0 million. The purchase price consisted of 588,543 shares of Lamar Advertising Class A common stock valued at $18.0 million.

Outdoor Media Group, Inc. - On May 1, 2003, the Company purchased the assets of Outdoor Media Group, Inc. for $40.0 million. The purchase price consisted of 307,134 shares of Lamar Advertising Class A common stock as well as approximately $30.0 million cash.

Adams Outdoor, Inc. - On June 2, 2003, the Company purchased the stock of Adams Outdoor, Inc. for approximately $40.1 million. The purchase price included 501,626 shares of Lamar Advertising Class A common stock and approximately $22.6 million cash.

Continue to pursue other outdoor advertising opportunities. The Company plans to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, the Company plans to pursue additional tourist oriented directional sign programs in both the United States and Canada and also other motorist information signing programs as opportunities present themselves. In an effort to maintain market share, the Company has entered the transit advertising business through the operation of displays on bus shelters, benches and buses in 38 of its outdoor advertising markets.

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

For the year ended December 31, 2003 approximately 72% of the Company’s billboard advertising net revenues were derived from bulletin sales and 28% from poster sales.

The physical structures on which the advertising displays are located are owned by the Company and are built on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See Item 2. – “Properties.”

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

Production:

In the majority of the Company’s markets, its local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on displays. The Company provides its production services to local advertisers and to advertisers that are not represented by advertising agencies, since national advertisers represented by advertising agencies often use preprinted designs that require only installation. The Company’s creative and production personnel typically develop new designs or adopt copy from other media for use on billboards. The Company’s artists also often assist in the development of marketing presentations, demonstrations and strategies to attract new customers.

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

Categories of Business:

The following table sets forth the top ten categories of business from which the Company derived its billboard advertising revenues for the year ended December 31, 2003 and the respective percentages of such revenue. These categories accounted for approximately 73% of the Company’s billboard advertising net revenues in the year ended December 31, 2003. No one advertiser accounted for more than 1% of the Company’s billboard advertising net revenues in that period.

Percentage Net Advertising
Categories	Revenues
Restaurants	12%
Retailers	10%
Automotive	10%
Hotels and Motels	8%
Gaming	6%
Health Care	6%
Service	6%
Amusement – Entertainment/Sports	5%
Financial – Banks/Credit Unions	5%
Real Estate Companies	5%

73%

Logo Signs

The Company entered the business of logo sign advertising in 1988. The Company is the largest provider of logo sign services in the United States, operating 20 of the 25 privatized state logo contracts. The Company operates over 28,000 logo sign structures containing over 98,000 logo advertising displays in the United States and Canada.

The Company has been awarded contracts to erect and operate logo signs in the province of Ontario, Canada and the following states:

Colorado	Kentucky	Missouri (1)	Oklahoma
Delaware	Maine	Nebraska	South Carolina
Florida	Michigan	Nevada	Texas
Georgia	Minnesota	New Jersey	Utah
Kansas	Mississippi	Ohio	Virginia

(1) The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

The Company also operates the tourism signing contracts for the states of Colorado, Kentucky, Michigan, Missouri, Nebraska, Nevada, New Jersey and Ohio, as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The term of the contracts vary, but generally range from five to ten years, with additional renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. At the end of the term of the contract, ownership of the structures is transferred to the state. Depending on the contract in question, the Company may or may not be entitled to compensation at the end of the contract term. Of the Company’s logo sign contracts in place at December 31, 2003, three are due to terminate in 2004, one in April, one in June and one in December and one is subject to renewal in April 2004. The Company also designs and produces logo sign plates for its customers throughout the country, as well as customers in states which have not yet privatized their logo sign programs.

Transit Advertising

The Company entered into the transit advertising business in 1993. The Company provides transit advertising on bus shelters, benches and buses in 38 transit markets. The Company’s production staff provides a full range of creative and installation services to its transit advertising customers.

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

The outdoor advertising industry is fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although the advertising industry is becoming more consolidated, according to the Outdoor Advertising Association of America (OAAA) as of December 31, 2003, there were approximately 645 companies in the outdoor advertising industry operating approximately 1,165,444 outdoor displays. In a number of its markets, the Company encounters direct competition from other major outdoor media companies, including Infinity Broadcasting Corp. (formerly Outdoor Systems, Inc.) and Clear Channel Communications, Inc. (formerly Eller Media Company) both of which may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets. However, certain of the Company’s large competitors with other media assets such as radio and television have the ability to cross-sell their different advertising products to their customers.

Logo Signs

The Company faces competition in obtaining new logo sign contracts and in bidding for renewals of expiring contracts. The Company faces competition from three other providers of logo signs in seeking state-awarded logo service contracts. In addition, local companies within each of the states that solicit bids will compete against the Company in the open-bid process. Competition from these sources is also encountered at the end of each contract period. In marketing logo signs to advertisers, the Company competes with other forms of out-of-home advertising described above.

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the HBA), regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires, as a condition to federal highway assistance, states to restrict billboards on such highways to commercial and industrial areas, and requires certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including removal at the owner’s expense and without compensation of any illegal signs on such highways. The Company believes that the number of its billboards that may be subject to removal as illegal is immaterial. No state in which the Company operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

Federal law does not require removal of existing lawful billboards, but does require payment of compensation if a state or political subdivision compels the removal of a lawful billboard along a federally aided primary or interstate highway. State governments have purchased and removed legal billboards for beautification in the past, using federal funding for transportation enhancement programs, and may do so in the future. Governmental authorities from time to time use the power of eminent domain to remove billboards. Thus far, the Company has been able to obtain satisfactory compensation for any of its billboards purchased or removed as a result of governmental action, although there is no assurance that this will continue to be the case in the future. Local governments do not generally purchase billboards for beautification, but some have attempted to force removal of legal but nonconforming billboards (billboards that conformed with applicable zoning regulations when built but which do not conform to current zoning regulations) after a period of years under a concept called amortization, by which the governmental body asserts that just compensation is earned by continued operation over time. Although there is some question as to the legality of amortization under federal and many state laws, amortization has been upheld in some instances. The Company generally has been successful in negotiating settlements with municipalities for billboards required to be removed. Restrictive regulations also limit the Company’s ability to rebuild or replace nonconforming billboards. The outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulatory pressure affecting the operation of advertising displays. Accordingly, although the Company’s experience to date is that the regulatory environment can be managed, no assurance can be given that existing or future laws or regulations will not materially and adversely affect the Company.

EMPLOYEES

The Company employed approximately 3,000 persons at December 31, 2003. Of these, approximately 119 were engaged in overall management and general administration at the Company’s management headquarters and the remainder were employed in the Company’s operating offices. Of the total employees, approximately 817 were direct sales and marketing personnel.

The Company has 13 local offices covered by collective bargaining agreements, consisting of billposters and construction personnel. The Company believes that its relations with its employees, including its 129 unionized employees, are good, and the Company has never experienced a strike or work stoppage.

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	TITLE

Kevin P. Reilly, Jr.	49	Chairman, President and Chief Executive Officer
Keith A. Istre	51	Chief Financial Officer and Treasurer
Sean E. Reilly	42	Chief Operating Officer and President of the Outdoor Division

Each officer’s term of office extends until the meeting of the Board of Directors following the next annual meeting of stockholders and until a successor is elected and qualified or until his or her earlier resignation or removal.

Kevin P. Reilly, Jr. has served as the Company’s President and Chief Executive Officer since February 1989 and as a director of the Company since February 1984. Mr. Reilly served as President of the Company’s Outdoor Division from 1984 to 1989. Mr. Reilly, an employee of the Company since 1978, has also served as Assistant and General Manager of the Company’s Baton Rouge Region and Vice President and General Manager of the Louisiana Region. Mr. Reilly received a B.A. from Harvard University in 1977.

Keith A. Istre has been Chief Financial Officer of the Company since February 1989. Mr. Istre joined the Company as Controller in 1978 and became Treasurer in 1985. He also served as a director of the Company from February 1991 to May 2003. Prior to joining the Company, Mr. Istre was employed by a public accounting firm in Baton Rouge from 1975 to 1978. Mr. Istre graduated from the University of Southwestern Louisiana in 1974 with a B.S. in Accounting.

Sean E. Reilly has been Chief Operating Officer and President of the Company’s Outdoor Division since November 2001. He began working with the Company as Vice President of Mergers and Acquisitions in 1987 and served in that capacity until 1994. He also served as a director of the Company from May 1989 to May 1996 and from May 1999 to May 2003. Mr. Reilly was the Chief Executive Officer of Wireless One, Inc., a wireless cable television company, from 1994 to 1997 after which he rejoined the Company as Vice President of Mergers and Acquisitions and President of the Company’s real estate division, TLC Properties, Inc. Mr. Reilly received a B.A. from Harvard University in 1984 and a J.D. from Harvard Law School in 1989.

ITEM 2. PROPERTIES

The Company’s 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. The Company occupies approximately 90% of the space in this facility and leases the remaining space. The Company owns 164 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 110 operating facilities at an aggregate lease expense for 2003 of approximately $3.6 million.

The Company owns approximately 4,000 parcels of property beneath outdoor structures. As of December 31, 2003, the Company had approximately 76,100 active outdoor site leases accounting for a total annual lease expense of approximately $143.1 million. This amount represented 18% of total outdoor advertising net revenues for that period. The Company’s leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 2, 1996, the Company’s Class A common stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol LAMR. Prior to August 2, 1996, the day on which the Class A common stock was first publicly traded, there was no public market for the Class A common stock. As of February 20, 2004, the Class A common stock was held by 189 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.

	High	Low

Year ended December 31, 2002:
First Quarter	$43.50	$33.35
Second Quarter	45.66	32.90
Third Quarter	37.72	25.48
Fourth Quarter	36.80	27.55
Year ended December 31, 2003:
First Quarter	$38.04	$27.65
Second Quarter	37.98	28.71
Third Quarter	35.57	28.95
Fourth Quarter	37.69	29.30

The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership.

The Company does not anticipate paying dividends on either class of its common stock in the foreseeable future. The Company’s Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,903, before any dividends may be paid on the common stock. In addition, the Company’s bank credit facility and other indebtedness have terms restricting the payment of dividends. Any future determination as to the payment of dividends will be subject to such limitations, will be at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

Lamar Advertising Company

The selected consolidated statement of operations and balance sheet data presented below are derived from the audited consolidated financial statements of the Company. The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

Statement of Operations Data:
(Dollars in Thousands)

	For the Years Ended December 31,
	2003	2002	2001	2000	1999

Net revenues	$810,139	$775,682	$729,050	$687,319	$444,135

Operating expenses:
Direct advertising expenses	292,017	274,772	251,483	217,465	143,090
General and administrative expenses	171,520	167,182	151,048	138,072	94,372
Depreciation and amortization	282,273	277,893	355,529	318,096	177,138
Gain on disposition of assets	(748)	(336)	(923)	(986)	(5,481)

Total operating expenses	745,062	719,511	757,137	672,647	409,119

Operating income (loss)	65,077	56,171	(28,087)	14,672	35,016

Other expense (income):
Loss on extinguishment of debt	33,644	5,850	—	—	298
Interest income	(502)	(929)	(640)	(1,715)	(1,421)
Interest expense	87,750	107,272	126,861	147,607	89,619

Total other expense	120,892	112,193	126,221	145,892	88,496

Loss before income taxes and cumulative effect of a change in accounting principle	(55,815)	(56,022)	(154,308)	(131,220)	(53,480)
Income tax benefit	(20,643)	(19,694)	(45,674)	(37,115)	(9,712)

Loss before cumulative effect of a change in accounting principle	(35,172)	(36,328)	(108,634)	(94,105)	(43,768)
Cumulative effect of a change in accounting principle, net	11,679	—	—	—	767

Net loss	(46,851)	(36,328)	(108,634)	(94,105)	(44,535)
Preferred stock dividends	(365)	(365)	(365)	(365)	(365)

Net loss applicable to common stock	$(47,216)	$(36,693)	$(108,999)	$(94,470)	$(44,900)

Loss per common share – basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.35)	$(0.36)	$(1.11)	$(1.04)	$(0.64)
Cumulative effect of a change in accounting principle	(0.11)	—	—	—	(0.01)

Net loss	$(0.46)	$(0.36)	$(1.11)	$(1.04)	$(0.65)

Other Data:
Cash flows provided by operating activities (1)	$260,075	$240,443	$190,632	$177,601	$110,551
Cash flows used in investing activities (1)	$(210,041)	$(155,763)	$(382,471)	$(435,595)	$(950,650)
Cash flows (used in) provided by financing activities (1)	$(57,847)	$(81,955)	$132,384	$321,933	$719,903
BALANCE SHEET DATA (2)
Cash and cash equivalents	$7,797	$15,610	$12,885	$72,340	$8,401
Cash on deposit for debt extinguishment	—	266,657	—	—	—
Working capital (3)	69,902	95,922	27,261	72,526	43,112
Total assets (3)	3,637,347	3,888,106	3,671,652	3,642,844	3,209,270
Total debt (including current maturities)	1,704,863	1,994,433	1,811,585	1,738,280	1,615,781
Total long-term obligations (3)	1,840,327	1,856,372	1,877,532	1,824,928	1,733,035
Stockholders’ equity	1,722,805	1,709,173	1,672,221	1,689,455	1,391,529

(1)	Cash flows from operating, investing, and financing activities are obtained from the Company’s consolidated statements of cash flows prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

(2)	As of the end of the period.

(3)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. These statements are subject to risks and uncertainties including those described below under the heading “Factors Affecting Future Operating Results,” and elsewhere in this report, that could cause actual results to differ materially from those projected in these forward-looking statements. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company’s net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, and in general advertising spending has decreased in response to the decline in economic conditions.

Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 2% by completing approximately 160 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $323 million, which included the issuance of 2,955,559 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $106.7 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement, as amended, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.

Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. Capitalized expenditures were $78.3 million in 2003, $78.4 million in 2002 and $85.3 million in 2001. The following table presents a breakdown of capitalized expenditures for the past three years:

	In Thousands

	2003	2002	2001

Billboard	$51,390	$47,424	$53,486
Logos	7,315	6,605	8,222
Transit	1,982	3,949	6,447
Land and buildings	9,823	13,761	10,115
PP&E	7,765	6,651	7,050

Total capital expenditures	$78,275	$78,390	$85,320

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.0	35.4	34.5
General and administrative expenses	18.0	18.0	17.0
Corporate expenses	3.2	3.6	3.7
Depreciation and amortization	34.8	35.8	48.9
Operating income (loss)	8.0	7.2	(3.9)
Interest expense	10.8	13.8	17.4
Net loss	(5.8)	(4.7)	(14.9)

Year ended December 31, 2003 compared to year ended December 31, 2002

Net revenues increased $34.4 million or 4.4% to $810.1 million for the year ended December 31, 2003 from $775.7 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $29.8 million or 4.1%, (ii) a $3.2 million increase in logo sign revenue, which represents an increase of 8.4% over the prior year, and (iii) a $1.5 million increase in transit revenue, which represents a 17.0% increase over the prior year.

The increase in billboard net revenues of $29.8 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $3.2 million and transit revenue growth of $1.5 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the year ended December 31, 2003 as compared to acquisition-adjusted net revenue(1) for the year ended December 31, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $14.4 million or 1.8% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $21.5 million or 4.9% to $463.5 million for the year ended December 31, 2003 from $442.0 million for the same period in 2002. There was a $23.6 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets. This increase was offset by a $2.0 million decrease in corporate expenses due to the partial reversal in the second quarter of 2003 of a charge related to a jury verdict rendered against the Company in the third quarter of 2002, which is discussed below.

In the third quarter of 2002, the Company recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company’s potential liability related to this claim is currently $1.3 million. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $4.4 million or 1.6% from $277.9 million for the year ended December 31, 2002 to $282.3 million for the year ended December 31, 2003, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $8.9 million to $65.1 million for year ended December 31, 2003 compared to $56.2 million for the same period in 2002.

(1)	Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Year ended December 31,
	(in thousands)
	2003	2002

Reported net revenue	$810,139	$775,682
Acquisition net revenue	—	20,016

Acquisition-adjusted net revenue	$810,139	$795,698

The Company’s management believes that acquisition-adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

In January 2003, the Company’s wholly owned subsidiary, Lamar Media Corp., redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255.0 million for a redemption price equal to 103.208% of the principal amount of the notes. In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs.

In June 2003, Lamar Media Corp., redeemed $100.0 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment.

In July 2003, the Company redeemed all of its outstanding 5 1/4% Convertible Notes due 2006 in aggregate principal amount of approximately $287.5 million for a redemption price equal to 103.0% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $12.6 million.

In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4.2 million in the fourth quarter of 2003 related to the prepayment of the notes and associated debt issuance costs.

Interest expense decreased $19.5 million from $107.3 million for the year ended December 31, 2002 to $87.8 million for the year ended December 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $0.2 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. There was an increase in the income tax benefit of $0.9 million for the year ended December 31, 2003 over the same period in 2002 due primarily to an increase in total tax benefit resulting from changes to the expected utilization of the Company’s net operating loss carryforward. The effective tax rate for the year ended December 31, 2003 is 37.0%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle in the amount of $11.7 million net of an income tax benefit of $7.5 million.

As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2003 of $46.9 million, as compared to a net loss of $36.3 million for the same period in 2002.

Year ended December 31, 2002 compared to year ended December 31, 2001

Net revenues increased $46.6 million or 6.4% to $775.7 million for the year ended December 31, 2002 from $729.1 million for the same period in 2001. This increase was attributable primarily to (i) an increase in billboard net revenues of $38.3 million which represents an increase of 5.5% over the prior year, (ii) a $2.6 million increase in logo sign revenue, which represents an increase of 7.3% over the prior year, and (iii) a $3.8 million increase in transit revenue, which represents an 81.7% increase over the prior year.

The increase in billboard net revenues of $38.3 million was due to acquisition activity and internal growth. The increase in logo sign revenue of $2.6 million was primarily due to price increases negotiated by the Company with the state of Virginia, which generated an increase in net revenue of $1.3 million as compared to the same period in 2001. The remaining increase of $1.3 million was generated by internal growth across various markets within the logo sign program. The increase in transit revenue of $3.8 million was generated by internal growth resulting from changes in management and sales processes within the transit program. Net revenues for the year ended December 31, 2002 as compared to acquisition–adjusted net revenue(2) for the year ended December 31, 2001 which includes adjustments for acquisitions for the same time frame as actually owned in 2002 increased $16.2 million or 2.1% as a result of net revenue growth.

(2)	Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Year ended December 31,
	(in thousands)
	2002	2001

Reported net revenue	$775,682	$729,050
Acquisition net revenue	—	30,481

Acquisition-adjusted net revenue	$775,682	$759,531

The Company’s management believes that acquisition-adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

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

Depreciation and amortization expense decreased $77.6 million or 21.8% from $355.5 million for the year ended December 31, 2001 to $277.9 million for the year ended December 31, 2002 as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $84.3 million to $56.2 million for year ended December 31, 2002 compared to an operating loss of $28.1 million for the same period in 2001.

On October 25, 2002, the Company’s wholly owned subsidiary, Lamar Media Corp., redeemed all of its outstanding 9 1/4% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74.1 million for a redemption price equal to 104.625% of the principal amount thereof plus accrued interest to the redemption date of approximately $1.3 million. In the fourth quarter of 2002, the Company recorded approximately $5.9 million as an expense related to the prepayment of the 9 1/4% Senior Subordinated Notes due 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of Lamar Advertising, therefore, must be funded by distributions from Lamar Media. The Company’s acquisitions have been financed primarily with funds borrowed under the bank credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company’s subsidiaries using the Company’s Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.

The Company’s cash flows provided by operating activities increased by $19.6 million for the year ended December 31, 2003 due primarily to an increase in adjustments to reconcile net loss to cash provided by operating activities of $38.0 million, which primarily includes an increase in the loss on extinguishment of debt of $27.8 million, an increase in depreciation and amortization of $4.4 million and the cumulative effect of a change in accounting principle of $11.7 million offset by an increase in deferred income tax benefit of $5.0 million. This increase was offset by an increase in net loss of $10.5 million. In addition, as compared to the same period in 2002, there were increases in the change in receivables of $3.1 million, in other assets of $4.7 million, in other liabilities of $1.3 million, in trade accounts payable of $1.3 million, and prepaid expenses of $0.4 million and increases in the change in accrued expenses of $2.9 million.

Cash flows used in investing activities increased $54.2 million from $155.8 million in 2002 to $210.0 million in 2003 primarily due to the increase in cash used in acquisition activity by the Company in 2003 of $58.5 million offset by a decrease in the change in notes receivable of $1.7 million and an increase in proceeds from sale of property and equipment of $2.4 million.

Cash flows used in financing activities decreased by $24.1 million for the year ended December 31, 2003 due to a $152.0 million increase in net proceeds from note offerings and new notes payable, which is due to the issuance of Lamar Advertising’s $287.5 million 2 7/8% Convertible Notes, Lamar Media’s issuance of $125.0 million 7 1/4% Senior Subordinated Notes and increase in cash from deposits for debt extinguishment of $533.3 million offset by a $627.3 million increase in principal payments of long-term debt due primarily to the redemption of Lamar Media’s 9 5/8% Senior Subordinated Notes, 8 5/8% Senior Subordinated Notes and the Company’s 5 1/4% Convertible Notes. In addition, there was a $5.2 million decrease in proceeds from issuance of the Company’s Class A common stock, an $8.7 million increase in debt issuance costs and a $20.0 million decrease in net borrowings from credit agreements.

During the year ended December 31, 2003, the Company financed its acquisition activity of approximately $188.2 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $137.6 million as well as the issuance of shares of the Company’s Class A common stock valued at the time of issuance at approximately $50.6 million.

The Company’s wholly owned subsidiary, Lamar Media Corp., replaced its bank credit facility on March 7, 2003 and subsequently amended it in February 2004. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. At December 31, 2003 Lamar Media had $179.4 million available under its revolving bank credit facility.

In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		(in millions)

Contractual	Balance at	Less than	1 – 3	4 - 5	After 5
Obligations	December 31, 2003	1 Year	Years	Years	Years

Long-Term Debt	$1,704.9	5.0	126.2	165.2	1,408.5
Billboard site and building leases	$838.8	112.2	179.7	137.2	409.7

Total Payments due	$2,543.7	117.2	305.9	302.4	1,818.2

		Amount of
		Expiration Per Period
		(in millions)

Other Commercial	Total Amount	Less than	1 – 3	4 - 5	After 5
Commitments	Committed	1 Year	Years	Years	Years

Revolving Bank Facility (1)	$225.0	—	—	—	225.0

Standby Letters of Credit	$5.6	1.3	4.3	—	—

(1)Lamar Media had $40.0 million outstanding at December 31, 2003.

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

In June 2003, Lamar Media Corp. called for the redemption of $100.0 million of its $200.0 million 8 5/8% Senior Subordinated Notes due 2007. The redemption was funded by the issuance on June 12, 2003 of a $125.0 million add-on to its $260.0 million 7 1/4% Notes due 2013 issued in December 2002. The issue price of the $125.0 million 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8%. The redemption price of the $100.0 million 8 5/8% senior subordinated notes was equal to 104.313% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $5.8 million which consisted of a prepayment penalty of $4.3 million and associated debt issuance costs of approximately $1.5 million.

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

In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. The redemption was funded by cash from operations and borrowings under the Company’s bank credit facility. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4.2 million which consisted of a prepayment penalty of $2.9 million and associated debt issuance costs of approximately $1.3 million.

Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:

•	up to $1.2 billion of indebtedness under its bank credit facility;

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries; and

•	certain other debt incurred in the ordinary course of business (provided that all of the above ranks junior in right of payment to the notes that has a maturity or mandatory sinking fund payment prior to the maturity of the notes).

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At December 31, 2003 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 (through December 30, 2004) and 5.75 to 1 (after December 30, 2004); and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 4.00 to 1 (through December 30, 2004) and 3.75 to 1 (after December 30, 2004).

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

•	an interest coverage ratio defined as EBITDA (defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

As defined under Lamar Media’s bank credit facility, EBITDA is for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries, shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2004. All debt obligations are on the Company’s balance sheet.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to long-lived asset recovery, intangible assets, goodwill impairment, deferred taxes and allowance for doubtful accounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events and, where applicable, established valuation techniques. These estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Long-Lived Asset Recovery Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1,254 million and intangible assets of $967 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. No such impairment charge has been recorded by the Company that management believes is due to the Company’s disciplined approach in determining the purchase price of acquisitions that drives the growth of the Company’s long-lived assets.

Intangible Assets The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent goodwill of $1,240 million, site locations of $778 million and customer relationships of $140.2 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to the future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

Goodwill Impairment The Company had goodwill of $1,240 million as of December 31, 2003 and must perform an impairment analysis of goodwill annually or if events and circumstances indicate that the asset might be impaired on a more frequent basis. This analysis requires management to make assumptions as to the implied fair value of goodwill as compared to its carrying value. In conducting the impairment analysis, the Company determines implied fair value of goodwill utilizing quoted market prices of its Class A common stock which are used to calculate the Company’s enterprise value as compared to the carrying value of the Company’s assets. Discounted cash flow models before interest expense are also used. These discounted cash flow models require management to make assumptions including projecting the Company’s net revenue growth discounted using current cost of capital rates related to the future operating results of the Company and the anticipated future economic environment. Based upon the Company’s review, no impairment charge was required upon the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” in January 2002 or at its annual test for impairment on December 31, 2002 and December 31, 2003.

Deferred Taxes As of December 31, 2003, the Company has made the determination that its deferred tax assets of $168.5 million, the primary component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities of approximately $257.0 million that are anticipated to reverse during the carryforward period. The Company bases this determination by projecting taxable income over the relevant period. The Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 10 of the Notes to the Consolidated Financial Statements.

Asset Retirement Obligations The Company had an asset retirement obligation of $36.9 million as of December 31, 2003 as a result of its adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its outdoor advertising properties. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

Allowance for Doubtful Accounts The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $9 million, $9 million and $8 million or approximately 1% of net revenue for the years ended December 31, 2003, 2002 and 2001, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” was issued. Statement 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also would record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation would be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted Statement 143 as required, on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“Statement 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities. It nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and did not have a material impact on the Company’s financial statements. The Company adopted the provisions related to Statement No. 146 as of January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of the Interpretation did not have an effect on the Company’s financial statements as the Company has no variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 149 effective June 30, 2003. The adoption of SFAS No. 149 did not have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2003, 2002 and 2001. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for Lamar Media Corp. for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.0	35.4	34.5
General and administrative expenses	18.0	18.0	17.1
Corporate expenses	3.1	3.5	3.6
Depreciation and amortization	34.4	35.4	48.2
Operating income (loss)	8.5	7.7	(3.3)
Interest expense	9.3	11.9	15.5
Net loss	(3.6)	(3.2)	(13.4)

Year ended December 31, 2003 compared to year ended December 31, 2002

Net revenues increased $34.4 million or 4.4% to $810.1 million for the year ended December 31, 2003 from $775.7 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $29.8 million or 4.1%, (ii) a $3.2 million increase in logo sign revenue, which represents an increase of 8.4% over the prior year, and (iii) a $1.5 million increase in transit revenue, which represents a 17.0% increase over the prior year.

The increase in billboard net revenues of $29.8 million was due to both acquisition activity and internal growth while the increase in logo sign revenue of $3.2 million and transit revenue growth of $1.5 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the year ended December 31, 2003 as compared to acquisition-adjusted net revenue(3) for the year ended December 31, 2002, which includes adjustments for acquisitions for the same time frame as actually owned in 2003, increased $14.4 million or 1.8% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $21.5 million or 4.9% to $463.2 million for the year ended December 31, 2003 from $441.7 million for the same period in 2002. There was a $23.6 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets. This increase was offset by a $2.0 million decrease in corporate expenses due to the partial reversal in the second quarter of 2003 of a charge related to a jury verdict rendered against Lamar Media in the third quarter of 2002, which is discussed below.

In the third quarter of 2002, Lamar Media recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against Lamar Media for compensatory and punitive damages. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of Lamar Media’s potential liability related to this claim is currently $1.3 million. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $4.4 million or 1.6% from $274.6 million for the year ended December 31, 2002 to $279.0 million for the year ended December 31, 2003.

Due to the above factors, operating income increased $8.9 million to $68.6 million for year ended December 31, 2003 compared to $59.7 million for the same period in 2002.

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

(3)	Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Year ended December 31,
	(in thousands)
	2003	2002

Reported net revenue	$810,139	$775,682
Acquisition net revenue	—	20,016

Acquisition-adjusted net revenue	$810,139	$795,698

The Company’s management believes that acquisition-adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. As a result of this redemption, Lamar Media recorded a loss on extinguishment of debt of $4.2 million related to the prepayment of the notes and associated debt issuance costs.

Interest expense decreased $17.1 million from $92.2 million for the year ended December 31, 2002 to $75.1 million for the year ended December 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $10.4 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. Because of the decrease in loss before income taxes and cumulative effect of a change in accounting principle, there was a decrease in the income tax benefit of $3.0 million for the year ended December 31, 2003 over the same period in 2002. The effective tax rate for the year ended December 31, 2003 is 34.9%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax of $11.7 million.

As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2003 of $29.3 million, as compared to a net loss of $25.0 million for the same period in 2002.

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

The increase in billboard net revenues of $38.3 million was due to acquisition activity and internal growth. The increase in logo sign revenue of $2.6 million was significantly due to price increases negotiated by the Company with the state of Virginia, which generated an increase in net revenue of $1.3 million as compared to the same period in 2001. The remaining increase of $1.3 million was generated by internal growth across various markets within the logo sign program. The increase in transit revenue of $3.8 million was generated by internal growth resulting from changes in management and sales processes within the transit program. Net revenues for the year ended December 31, 2002 as compared to acquisition–adjusted net revenue (4) for the year ended December 31, 2001 which includes adjustments for acquisitions for the same time frame as actually owned in 2002 increased $16.2 million or 2.1% as a result of net revenue growth.

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

Depreciation and amortization expense decreased $77.2 million or 21.9% from $351.8 million for the year ended December 31, 2001 to $274.6 million for the year ended December 31, 2002 as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $83.8 million to $59.7 million for year ended December 31, 2002 compared to an operating loss of $24.1 million for the same period in 2001.

(4)	Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Year ended December 31,
	(in thousands)
	2002	2001

Reported net revenue	$775,682	$729,050
Acquisition net revenue	—	30,481

Acquisition-adjusted net revenue	$775,682	$759,531

The Company’s management believes that acquisition-adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

On October 25, 2002, Lamar Media redeemed all of its outstanding 9¼% Senior Subordinated Notes due 2007 in aggregate principal amount of approximately $74.1 million for a redemption price equal to 104.625% of the principal amount thereof plus accrued interest to the redemption date of approximately $1.3 million. In the fourth quarter of 2002, Lamar Media recorded approximately $5.9 million as an expense related to the prepayment of the 9¼% Senior Subordinated Notes due 2007.

Interest expense decreased $20.8 million from $113.0 million for the year ended December 31, 2001 to $92.2 million for the year ended December 31, 2002 as a result of lower interest rates for the year ended December 31, 2002 as compared to the same period in 2001.

The increase in operating income and the decrease in interest expense described above resulted in a $99.0 million decrease in loss before income taxes. The decrease in loss before income taxes, resulted in a decrease in the income tax benefit of $26.4 million for the year ended December 31, 2002 over the same period in 2001. The effective tax rate for the year ended December 31, 2002 is 33.3%.

As a result of the above factors, Lamar Media recognized a net loss for the year ended December 31, 2002 of $25.0 million, as compared to a net loss of $97.6 million for the same period in 2001.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company’s substantial indebtedness could adversely affect its business and may create a need to borrow additional money in the future to make the significant fixed payments on its debt and operate its business.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 2003, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding. At December 31, 2003, Lamar Media had approximately $1.4 billion of debt outstanding consisting of approximately $1,015.0 million in bank debt, $389.4 million in various series of senior subordinated notes and $13.0 million in various other short-term and long-term debt. In addition, the indentures governing Lamar Media’s notes and bank credit facility allows it to incur substantial additional indebtedness in the future. As of December 31, 2003, Lamar Media had approximately $179.4 million available to borrow under its bank credit facility. The Company’s substantial indebtedness and the fact that a large part of the Company’s cash flow from operations must be used to make principal and interest payments on its debt may have important consequences, including:

•	limiting cash flow available to fund the Company’s working capital, capital expenditures, potential acquisitions or other general corporate requirements;

•	increasing the Company’s vulnerability to general adverse economic and industry conditions;

•	limiting the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, potential acquisitions or other general corporate requirements;

•	limiting the Company’s flexibility in planning for, or reacting to, changes in its business and industry;

•	placing the Company at a competitive disadvantage compared to its competitors with less indebtedness; and

•	making it more difficult for the Company to comply with financial covenants in its bank credit facility.

In addition, if the Company’s operations make less money in the future, it may need to borrow to make principal and interest payments on its debt. The Company also finances most of its acquisitions through borrowings under Lamar Media’s bank credit facility. Since its borrowing capacity under its credit facility is limited, the Company may not be able to continue to finance future acquisitions at its historical rate with borrowings under its credit facility. The Company may need to borrow additional amounts or seek other sources of financing to fund future acquisitions. Such additional financing may not be available on favorable terms. The Company may need the consent of the banks under its credit facility, or the holders of other indebtedness, to borrow additional money.

Restrictions in the Company’s, and its wholly owned, direct subsidiary, Lamar Media’s debt agreements reduce operating flexibility and contain covenants and restrictions that create the potential for defaults.

The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

•	incur or repay debt;

•	dispose of assets;

•	create liens;

•	make investments;

•	enter into affiliate transactions; and

•	pay dividends.

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s bank credit facility the Company must maintain specified financial ratios and levels including:

•	a minimum interest coverage ratio;

•	a minimum fixed charges ratio;

•	a maximum senior debt ratio; and

•	a maximum total debt ratio.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” beginning on page 14.

If Lamar Media fails to comply with these tests, the lenders have the right to cause all amounts outstanding under the bank credit facility to become immediately due. If this were to occur, and the lenders decide to exercise their right to accelerate the indebtedness, it would create serious financial problems for the Company and could lead to an event of default under the indentures governing its debt. Any of these events could have a material adverse effect on its business, financial condition and results of operations. The Company’s ability to comply with these restrictions, and any similar restrictions in future agreements, depends on its operating performance. Because its performance is subject to prevailing economic, financial and business conditions and other factors that are beyond the Company’s control, it may be unable to comply with these restrictions in the future.

The Company’s business is derived from advertising and advertising is particularly sensitive to changes in economic conditions and advertising trends.

The Company sells advertising space to generate revenues. Advertising spending is particularly sensitive to changes in general economic conditions and advertising spending typically decreases when economic conditions are tough. A decrease in demand for advertising space could adversely affect the Company’s business. A reduction in money spent on advertising displays could result from:

•	a general decline in economic conditions;

•	a decline in economic conditions in particular markets where the Company conducts business;

•	a reallocation of advertising expenditures to other available media by significant users of the Company’s displays; or

•	a decline in the amount spent on advertising in general.

The Company’s continued growth by acquisitions may become more difficult and involves costs and uncertainties.

Historically, the Company has substantially increased its inventory of advertising displays through acquisitions. The Company’s growth strategy involves acquiring outdoor advertising businesses and assets in markets where it currently competes as well as in new markets. However, the following factors may affect the Company’s ability to continue to pursue this strategy effectively:

•	there might not be suitable acquisition candidates, particularly as a result of the consolidation of the outdoor advertising industry, and the Company may have a more difficult time negotiating acquisitions that are favorable to it;

•	the Company may face increased competition from other outdoor advertising companies, which may have greater financial resources than the Company, for the businesses and assets it wishes to acquire, which may result in higher prices for those businesses and assets;

•	the Company may not have access to sufficient capital resources on acceptable terms, if at all, to finance its acquisitions and may not be able to obtain required consents from its lenders;

•	the Company may be unable to effectively integrate acquired businesses and assets with its existing operations as a result of unforeseen difficulties that could require significant time and attention from its management that would otherwise be directed at developing its existing business; and

•	the Company may not realize the benefits and cost savings that it anticipates from its acquisitions.

The Company faces competition from larger and more diversified outdoor advertisers and other forms of advertising that could hurt its performance.

The Company may not be able to compete successfully against the current and future forms of outdoor advertising and other media. The competitive pressure that it faces could adversely affect its profitability or financial performance. Although Lamar Advertising is the largest company focusing exclusively on outdoor advertising, it faces competition from larger companies with more diversified operations that also include television, radio and other broadcast media. In addition, the Company’s diversified competitors have the opportunity to cross-sell their different advertising products to their customers. The Company also faces competition from other forms of media, including newspapers, direct mail advertising and the Internet. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

The Company’s operations are impacted by the regulation of outdoor advertising by federal, state and local governments.

The Company’s operations are significantly impacted by federal, state and local government regulation of the outdoor advertising business.

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

Local laws which mandate removal of billboards at a future date often do not provide for payment to the owner for the loss of structures that are required to be removed. Some federal and state laws require payment of compensation in such circumstances. Local laws that require the removal of a billboard without compensation have been challenged in state and federal courts with conflicting results. Accordingly, the Company may not be successful in negotiating acceptable arrangements when the Company’s displays have been subject to removal under these types of local laws.

Additional regulations may be imposed on outdoor advertising in the future. Legislation regulating the content of billboard advertisements has been introduced in Congress from time to time in the past. Additional regulations or changes in the current laws regulating and affecting outdoor advertising at the federal, state or local level may have a material adverse effect on the Company’s results of operations.

The Company’s logo sign contracts are subject to state award and renewal.

A portion of the Company’s revenues and operating income come from its state-awarded service contracts for logo signs. For the year ended December 31, 2003, approximately 5% of the Company’s net revenues were derived from its logo sign contracts. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated programs. The Company currently competes with three other logo sign providers as well as local companies for state-awarded service contracts for logo signs.

Generally, state-awarded logo sign contracts have a term of five to ten years, with additional renewal periods. Some states have the right to terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. At the end of the term of the contract, ownership of the structures is transferred to the state. Depending on the contract in question, the logo provider may or may not be entitled to compensation at the end of the contract term. Of the Company’s 20 logo sign contracts in place at December 31, 2003, one is subject to renewal in April 2004 and three are scheduled to terminate in 2004, one in April, one in June and one in December 2004. The Company may not be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. If the Company does not continue to have access to the capital necessary to finance those costs, it will not be able to accept new contracts.

The Company is controlled by certain significant stockholders who are able to control the outcome of all matters submitted to its stockholders for approval and whose interest in the Company may be different than yours.

Certain members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s president and chief executive officer, as of December 31, 2003, own in the aggregate approximately 16% of Lamar Advertising’s common stock, assuming the conversion of all Class B common stock to Class A common stock. This represents 65% of Lamar Advertising’s outstanding voting stock. By virtue of such stock ownership, such persons have the power to:

•	elect the Company’s entire board of directors;

•	control the Company’s management and policies; and

•	determine the outcome of any corporate transaction or other matters required to be submitted to the Company’s stockholders for approval, including the amendment of its certificate of incorporation, mergers, consolidation and the sale of all or substantially all of its assets.

If the Company’s contingency plans relating to hurricanes fail, the resulting losses could hurt the Company’s business.

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

SEASONALITY

The Company’s revenues and operating results have exhibited some degree of seasonality in past periods. Typically, the Company experiences its strongest financial performance in the summer and fall and its lowest in the first quarter of the calendar year. The Company expects this trend to continue in the future. Because a significant portion of the Company’s expenses is fixed, a reduction in revenues in any quarter is likely to result in a period to period decline in operating performance and net earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2003, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

Loans under Lamar Media Corp.’s bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company’s net income.

At December 31, 2003, there was approximately $1,015.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 59.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2003 with respect to borrowings under the bank credit agreement was $36.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2003 was 3.4%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.4% rather than 3.4%), then the Company’s 2003 interest expense would have been approximately $20.1 million higher resulting in a $12.2 million increase in the Company’s 2003 net loss.

The Company has mitigated the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

ITEM 8. FINANCIAL STATEMENTS (following on next page)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Independent Auditors’ Report

Board of Directors
Lamar Advertising Company:

We have audited the consolidated financial statements of Lamar Advertising Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(d) to the consolidated financial statements, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 were fully adopted on January 1, 2002. As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003.

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
February 9, 2004

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,797	$15,610
Cash on deposit for debt extinguishment (note 8)	—	266,657
Receivables, net of allowance for doubtful accounts of $4,914 in 2003 and 2002	90,567	92,382
Prepaid expenses	32,377	30,091
Deferred income tax assets (note 10)	6,051	6,428
Other current assets	7,325	7,315

Total current assets	144,117	418,483

Property, plant and equipment (note 4)	1,933,003	1,850,657
Less accumulated depreciation and amortization	(679,205)	(566,889)

Net property, plant and equipment	1,253,798	1,283,768

Goodwill (note 5)	1,240,275	1,178,428
Intangible assets (note 5)	966,998	988,953
Other assets	32,159	18,474

Total assets	$3,637,347	$3,888,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,813	$10,051
Current maturities of long-term debt (note 8)	5,044	4,687
Current maturities related to debt extinguishment (note 8)	—	255,000
Accrued expenses (note 7)	45,986	38,881
Deferred income	14,372	13,942

Total current liabilities	74,215	322,561
Long-term debt (note 8)	1,699,819	1,734,746
Deferred income tax liabilities (note 10)	94,542	114,260
Asset retirement obligation (note 9)	36,857	—
Other liabilities	9,109	7,366

Total liabilities	1,914,542	2,178,933

Stockholders’ equity (note 12):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2003 and 2002	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2003 and 2002	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 87,266,763 and 85,077,038 shares issued and outstanding at 2003 and 2002, respectively	87	85
Class B common stock, par value $.001, 37,500,000 shares authorized, 16,147,073 and 16,417,073 are issued and outstanding at 2003 and 2002, respectively	16	16
Additional paid-in-capital	2,097,555	2,036,709
Accumulated deficit	(374,853)	(327,637)

Stockholders’ equity	1,722,805	1,709,173

Total liabilities and stockholders’ equity	$3,637,347	$3,888,106

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share and per share data)

	2003	2002	2001

Net revenues	$810,139	$775,682	$729,050

Operating expenses (income):
Direct advertising expenses	292,017	274,772	251,483
General and administrative expenses	145,971	139,610	124,339
Corporate expenses	25,549	27,572	26,709
Depreciation and amortization	282,273	277,893	355,529
Gain on disposition of assets	(748)	(336)	(923)

	745,062	719,511	757,137

Operating income (loss)	65,077	56,171	(28,087)
Other expense (income):
Loss on extinguishment of debt	33,644	5,850	—
Interest income	(502)	(929)	(640)
Interest expense	87,750	107,272	126,861

	120,892	112,193	126,221

Loss before income tax benefit and cumulative effect of a change in accounting principle	(55,815)	(56,022)	(154,308)
Income tax benefit (note 10)	(20,643)	(19,694)	(45,674)

Loss before cumulative effect of a change in accounting principle	(35,172)	(36,328)	(108,634)
Cumulative effect of a change in accounting principle, net of tax benefit of $7,467	11,679	—	—

Net loss	(46,851)	(36,328)	(108,634)
Preferred stock dividends	365	365	365

Net loss applicable to common stock	$(47,216)	$(36,693)	$(108,999)

Loss per common share:
Loss before cumulative effect of a change in accounting principle	$(0.35)	$(0.36)	$(1.11)
Cumulative effect of a change in accounting principle	$(0.11)	$—	$—

Net loss	$(0.46)	$(0.36)	$(1.11)

Weighted average common shares outstanding	102,686,780	101,089,215	98,566,949
Incremental common shares from dilutive stock options	—	—	—
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	102,686,780	101,089,215	98,566,949

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

	SERIES				ADDI-
	AA	CLASS A	CLASS A	CLASS B	TIONAL	ACCUM-
	PREFERRED	PREFERRED	COMMON	COMMON	PAID-IN	ULATED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2000	$—	—	80	17	1,871,303	(181,945)	1,689,455
Issuance of 725,000 shares of common stock in acquisitions	—	—	1	—	28,999	—	29,000
Exercise of 425,243 shares of stock options	—	—	1	—	12,941	—	12,942
Conversion of 388,165 shares of Class B common stock to Class A common stock	—	—	—	—	—	—	—
Issuance of 59,599 shares of common stock through employee purchase plan	—	—	—	—	1,823	—	1,823
Issuance of 1,200,000 shares of common stock for cash	—	—	1	—	47,999	—	48,000
Net loss	—	—	—	—	—	(108,634)	(108,634)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2001	$—	—	83	17	1,963,065	(290,944)	1,672,221
Issuance of 1,405,464 shares of common stock in acquisitions	—	—	1	—	56,099	—	56,100
Exercise of 515,588 shares of stock options	—	—	—	—	15,722	—	15,722
Conversion of 194,762 shares of Class B common stock to Class A common stock	—	—	1	(1)	—	—	—
Issuance of 61,424 shares of common stock through employee purchase plan	—	—	—	—	1,823	—	1,823
Net loss	—	—	—	—	—	(36,328)	(36,328)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2002	$—	—	85	16	2,036,709	(327,637)	1,709,173
Issuance of 1,550,095 shares of common stock in acquisitions	—	—	2	—	50,628	—	50,630
Exercise of 298,105 shares of stock options	—	—	—	—	8,272	—	8,272
Conversion of 270,000 shares of Class B common stock to Class A stock	—	—	—	—	—	—	—
Issuance of 72,025 shares of common stock through employee purchase plan	—	—	—	—	1,946	—	1,946
Net loss	—	—	—	—	—	(46,851)	(46,851)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2003	$—	—	87	16	2,097,555	(374,853)	1,722,805

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(46,851)	$(36,328)	$(108,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	282,273	277,893	355,529
Gain on disposition of assets	(748)	(336)	(923)
Loss on extinguishment of debt	33,644	5,850	—
Cumulative effect of a change in accounting principle	11,679	—	—
Deferred income tax benefit	(20,601)	(15,584)	(46,387)
Provision for doubtful accounts	8,599	9,036	7,794
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(7,425)	(4,359)	(9,413)
Prepaid expenses	(2,923)	(2,533)	(1,321)
Other assets	(3,038)	1,704	2,192
Increase (decrease) in:
Trade accounts payable	(1,238)	3	131
Accrued expenses	6,450	3,551	(8,287)
Other liabilities	254	1,546	(49)

Cash flows provided by operating activities	260,075	240,443	190,632

Cash flows from investing activities:
Capital expenditures	(78,275)	(78,390)	(85,320)
Purchase of new markets	(137,595)	(79,135)	(302,067)
Increase in notes receivable	—	(1,650)	—
Proceeds from sale of property and equipment	5,829	3,412	4,916

Cash flows used in investing activities	(210,041)	(155,763)	(382,471)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,798	13,976	60,368
Cash from deposits for debt extinguishment	266,657	(266,657)	—
Principle payments on long-term debt	(771,388)	(144,126)	(67,046)
Debt issuance costs	(9,899)	(1,183)	(573)
Net proceeds from note offerings and new notes payable	408,350	256,400	—
Net borrowing under credit agreements	40,000	60,000	140,000
Dividends	(365)	(365)	(365)

Cash flows (used in) provided by financing activities	(57,847)	(81,955)	132,384

Net increase (decrease) in cash and cash equivalents	(7,813)	2,725	(59,455)
Cash and cash equivalents at beginning of period	15,610	12,885	72,340

Cash and cash equivalents at end of period	$7,797	$15,610	$12,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$81,342	$104,722	$128,434

Cash paid for state and federal income taxes	$825	$745	$1,189

Common stock issuance related to acquisitions	$50,630	$56,100	$29,000

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a)	Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating over 147,000 outdoor advertising displays in 43 states. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 20 states throughout the United States and in one province of Canada and a transit advertising business in 38 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

(b)	Principles of Consolidation

The accompanying consolidated financial statements include Lamar Advertising Company, its wholly owned subsidiary, Lamar Media Corp. (Lamar Media), and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(c)	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is calculated using accelerated and straight-line methods over the estimated useful lives of the assets.

(d)	Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” which was adopted for all business combinations consummated after June 30, 2001 as well as certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company fully adopted the provisions of SFAS No. 142, as of January 1, 2002. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, SFAS No. 142 required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company was required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at adoption on January 1, 2002 and at its annual impairment test dates on December 31, 2002 and December 31, 2003 and the Company was not required to recognize an impairment loss.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation before interest expense. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

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

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset before interest expense. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”

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

The Company engages in barter transactions where the Company trades advertising space for goods and services. The Company recognizes revenues and expenses from barter transactions at fair value which is determined based on the Company’s own historical practice of receiving cash for similar advertising space from buyers unrelated to the party in the barter transaction. The amount of revenue and expense recognized for advertising barter transactions is as follows:

	2003	2002	2001

Net revenues	$6,360	3,677	1,315
Direct advertising expenses	2,780	691	500
General and administrative expenses	3,197	2,557	208

(h)	Income Taxes

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

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 6,726,508, 6,762,452 and 6,834,065 for the years ended December 31, 2003, 2002 and 2001, respectively.

(j)	Stock Option Plan

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based methods of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	2003	2002	2001

Net loss applicable to common stock, as reported	$(47,216)	(36,693)	(108,999)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,472)	(6,614)	(16,552)

Pro forma net loss applicable to common stock	$(50,688)	(43,307)	(125,551)

	2003	2002	2001

Net loss per common share – as reported
(basic and diluted)	$(0.46)	(0.36)	(1.11)

Net loss per common share – pro forma
(basic and diluted)	$(0.49)	(0.43)	(1.27)

(k)	Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(l)	Reclassification of Prior Year Amounts

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.

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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(n)	Asset Retirement Obligations

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties. The Company adopted Statement 143 effective January 1, 2003, using the cumulative effect approach to recognize transition amounts for asset retirement obligations, asset retirement costs and accumulated depreciation. Prior to adoption of this statement, the Company expensed these costs at the date of retirement.

(2)	Acquisitions

Year Ended December 31, 2003

On March 3, 2003, the Company purchased the stock of Delite Outdoor, Inc. for $18,000. The purchase price consisted of 588,543 shares of Lamar Advertising Class A common stock valued at $18,000.

On May 1, 2003, the Company purchased the assets of Outdoor Media Group, Inc. for $40,000. The purchase price consisted of 307,134 shares of Lamar Advertising Class A common stock as well as approximately $30,000 cash.

On June 2, 2003, the Company purchased the stock of Adams Outdoor, Inc. for approximately $40,137. The purchase price included 501,626 shares of Lamar Advertising Class A common stock and approximately $22,637 cash.

During the year ended December 31, 2003, the Company completed additional acquisitions of outdoor advertising assets for a total purchase price of approximately $91,426, which consisted of the issuance of 152,792 shares of Lamar Advertising Class A common stock and $86,296 cash.

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

	Delite	Adams	Outdoor
	Outdoor	Outdoor	Media
	Inc.	Inc.	Group, Inc.	Other	Total

Current assets	$911	1,327	19	180	2,437
Property, plant and equipment	4,580	2,307	2,793	18,409	28,089
Goodwill	43	24,246	17,111	20,447	61,847
Site locations	10,048	16,221	16,335	41,245	83,849
Non-competition agreements	145	—	—	496	641
Customer lists and contracts	2,732	3,716	3,742	6,948	17,138
Other assets	—	—	—	6,666	6,666
Current liabilities	108	403	—	445	956
Long-term liabilities	351	7,277	—	2,520	10,148

	$18,000	40,137	40,000	91,426	189,563

Total acquired intangible assets for the year ended December 31, 2003 was $163,475, of which $61,847 was assigned to goodwill which is not subject to amortization. The remaining $101,628 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $17,138 (7 year weighted average useful life), site locations of $83,849 (15 year weighted average useful life), and non-competition agreements of $641 (10 year weighted average useful life). Approximately $35,878 of the $61,847 of goodwill is expected to be fully deductible for tax purposes. The aggregate amortization expense related to the 2003 acquisitions for the year ended December 31, 2003 was approximately $6,481.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The following unaudited pro forma financial information for the Company gives effect to the 2003 and 2002 acquisitions as if they had occurred on January 1, 2002. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2003	2002

Net revenues	$818,417	803,237

Net loss applicable to common stock	(48,681)	(43,930)

Net loss per common share (basic and diluted)	$(0.47)	(0.43)

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

During the year ended December 31, 2002, the Company completed 72 additional acquisitions of outdoor advertising assets for a cash purchase price of approximately $63,160 and the issuance of 92,600 shares of Lamar Advertising Class A common stock valued at $3,100.

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

	Delite		American
	Outdoor of		Outdoor
	Ohio	MC	Advertising,
	Holdings	Partners	Inc.	Other	Total

Current Assets	$961	245	725	790	2,721
Property, Plant & Equipment	9,807	2,563	8,388	12,449	33,207
Goodwill	12,704	5,523	—	25,441	43,668
Site Locations	17,430	7,310	5,356	25,498	55,594
Non-competition agreements	102	330	—	172	604
Customer lists and contracts	4,108	1,723	1,256	5,546	12,633
Other Assets	—	—	—	29	29
Current Liabilities	1,602	40	—	640	2,282
Long-term Liabilities	5,510	2,341	—	3,025	10,876

	38,000	15,313	15,725	66,260	135,298

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

	American	Appalachian	Bowlin		Delite
	Outdoor	Outdoor	Outdoor	PNE	Group, Inc.	Capital	Other	Total

Current Assets	$557	325	1,699	180	1,159	197	2,139	6,256
Property, Plant & Equipment	1,185	5,822	30,171	4,879	10,864	5,761	34,567	93,249
Goodwill	18,662	2,666	2,731	4,500	20,033	12,530	50,674	111,796
Site Locations	8,993	9,316	19,333	9,180	15,728	9,476	43,812	115,838
Customer Lists and Contracts	2,119	2,196	4,557	2,164	3,707	2,233	12,311	29,287
Non-Competition Agreements	20	—	1,380	—	—	—	1,211	2,611
Other Assets	—	—	—	—	—	—	700	700
Current Liabilities	—	325	563	—	543	87	1,127	2,645
Long-term Liabilities	—	—	13,663	—	7,968	—	5,537	27,168

	31,536	20,000	45,645	20,903	42,980	30,110	138,750	329,924

(3) Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001

Issuance of Class A common stock in acquisitions	$50,630	56,100	29,000
Debt issuance costs	8,807	3,640	—

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2003 and 2002 are as follows:

	Estimated Life
	(Years)	2003	2002

Land	—	$75,556	67,241
Building and improvements	10 – 39	64,650	58,883
Advertising structures	15	1,715,849	1,652,189
Automotive and other equipment	3 – 7	76,948	72,344

		$1,933,003	1,850,657

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2003 and December 31, 2002.

		2003		2002
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets:
Debt issuance costs and fees	7 – 10	$49,138	$20,783	$52,202	$27,533
Customer lists and contracts	7 – 10	388,791	248,617	371,787	196,084
Non-competition agreements	3 – 15	57,664	46,197	57,023	39,458
Site locations	15	1,021,037	243,170	937,773	177,016
Other	5 – 15	17,578	8,443	15,997	5,738

		1,534,208	567,210	1,434,782	445,829
Unamortizable Intangible Assets:
Goodwill		$1,493,910	$253,635	$1,432,063	$253,635

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of December 31, 2002	$1,432,063
Goodwill acquired during the year	61,847
Impairment losses	—

Balance as of December 31, 2003	$1,493,910

The following is a summary of the estimated amortization expense for the next five years:

Year ended December 31, 2004	$128,299
Year ended December 31, 2005	$118,481
Year ended December 31, 2006	$105,303
Year ended December 31, 2007	$84,688
Year ended December 31, 2008	$77,995

In accordance with SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment of an intangible asset is measured as the excess of carrying value over the fair value. Based upon the Company’s review, no impairment charge was required upon the adoption of SFAS No. 142 or at its annual tests for impairment on December 31, 2002 and December 31, 2003.

The following table illustrates the effect of the adoption of SFAS No. 142 on prior periods and its effect on the Company’s earnings per share:

	Years ended December 31,
	2003		2002	2001

Reported net loss applicable to common stock		$(47,216)	$(36,693)	$(108,999)
Add: goodwill amortization, net of tax		—	—	70,463

Adjusted net loss applicable to common stock	$	(47,216)	$(36,693)	$(38,536)

Earnings per common share – basic and diluted
Reported net loss per common share		$(0.46)	$(0.36)	$(1.11)
Add: goodwill amortization per share, net of tax		—	—	0.72

Adjusted net loss per common share		$(0.46)	$(0.36)	$(0.39)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(6) Leases

The Company is party to various operating leases for production facilities and sites upon which advertising structures are built. The leases expire at various dates, generally during the next five years, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2003:

2004	$112,218
2005	96,163
2006	83,559
2007	73,821
2008	63,313
Thereafter	409,703

Rental expense related to the Company’s operating leases was $146,684, $135,944 and $124,734 for the years ended December 31, 2003, 2002 and 2001, respectively.

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2003 and 2002:

	2003	2002

Payroll	$7,698	7,686
Interest	19,428	13,020
Insurance benefits	8,150	8,297
Other	10,710	9,878

	$45,986	38,881

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002

9 5/8% Senior subordinated notes (1996 Notes)	$—	255,000
8 5/8% Senior subordinated notes (1997 Notes)	—	199,230
Bank Credit Agreement	1,015,000	975,500
5 1/4% Convertible notes	—	287,500
2 7/8% Convertible notes	287,500	—
8% Unsecured subordinated notes	5,333	7,333
7 1/4% Senior subordinated notes	389,387	260,000
Other notes with various rates and terms	7,643	9,870

	1,704,863	1,994,433
Less current maturities	(5,044)	(259,687)

Long-term debt, excluding current maturities	$1,699,819	1,734,746

Long-term debt matures as follows:

2004	$5,044
2005	57,160
2006	69,067
2007	82,568
2008	82,612
Later years	1,408,412

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

In November 1996, the Company issued $255,000 in principal amount of 9 5/8% Senior Subordinated Notes due 2006 (the 1996 Notes), with interest payable semi-annually on June 1 and December 1 of each year.

In September 1997, the Company issued $200,000 in principal amount of 8 5/8% Senior Subordinated Notes due 2007 (the 1997 Notes) with interest payable semi-annually on March 15 and September 15 of each year, commencing March 15, 1998. The 1997 Notes were issued at a discount for $198,676. The Company used the effective interest method to recognize the discount over the life of the 1997 Notes.

On August 10, 1999, Lamar Advertising Company, completed an offering of $287,500 5 1/4% Convertible Notes due 2006. The net proceeds of approximately $279,594 of the convertible notes were used to pay down existing bank debt. The Notes were convertible, into shares of Lamar Advertising Company Class A common stock at any time prior to their maturity or redemption by Lamar Advertising Company. The conversion rate was 21.6216 shares per $1 in principle amount of notes.

On October 25, 2002, Lamar Media Corp. redeemed all of the outstanding 9 1/4% Senior Subordinated Notes due 2007 in aggregate principle amount of $74,073 for a redemption price equal to 104.625% of the principle amount thereof plus accrued interest to the redemption date of approximately $1,300. In the fourth quarter of 2002, the Company recorded $5,850 as an expense related to the prepayment of those notes. In accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the extinguishment of this debt has not been reflected in the Statement of Operations as an extraordinary item.

On December 23, 2002, Lamar Media Corp. completed an offering of $260,000 7 1/4% Senior Subordinated Notes due 2013. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to any future subordinated debt of Lamar Media. The net proceeds from the issuance and sale of these notes, together with additional cash, was used to redeem all of the outstanding $255,000 principal amount of Lamar Media’s 9 5/8% Senior Subordinated Notes due 2006 on January 22, 2003 at a redemption price equal to 103.208% of the aggregate principal amount thereof plus accrued interest to the redemption date of approximately $3,500 for a total redemption price of approximately $266,657. The Company recorded a loss on the extinguishment of debt of $11,173 in the first quarter of 2003.

On June 12, 2003, Lamar Media Corp. issued $125,000 7 1/4% Senior Subordinated Notes due 2013 as an add on to the $260,000 issued in December 2002. The issue price of the $125,000 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8% . The proceeds of the issuance were used to redeem approximately $100,000 of Lamar Media’s 8 5/8% senior subordinated notes for a redemption price equal to 104.313% of the principal amount of the notes. The Company recorded a loss on extinguishment of debt of $5,754 in the second quarter of 2003 related to this prepayment. The remaining $100,000 in aggregate principal amount of Lamar Media’s 8 5/8% notes outstanding following this redemption were redeemed for a redemption price equal to 102.875% of the principle amount of the notes in December 2003. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4,151 related to the prepayment of the notes and associated debt issuance costs.

On June 16, 2003, the Company issued $287,500 2 7/8% Convertible Notes due 2010. The net proceeds from these notes together with additional cash were used on July 16, 2003 to redeem all of the Company’s outstanding 5 1/4% convertible notes due 2006 in aggregate principal amount of approximately $287,500 for a redemption price equal to 103.0% of the principal amount of notes. The Company recorded a loss on extinguishment of debt in the third quarter of 2003 of $12,566 related to this redemption.

The Company’s obligations with respect to its publicly issued notes are not guaranteed by the Company’s direct or indirect wholly owned subsidiaries. Certain obligations of the Company’s wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its subsidiaries.

Lamar Media Corp’s prior bank credit facility, for which JPMorgan Chase Bank serves as administrative agent, consisted of (1) a $350,000 revolving bank credit facility, (2) a $650,000 term facility with two tranches, a $450,000 Term A facility and a $200,000 Term B facility, and (3) a $750,000 incremental facility of which $450,000 has been funded in four tranches, a $20,000 Series A-1 facility, a $130,000 Series A-2 facility, a $100,000 B-1 facility, and a $200,000 Series C facility.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Beginning on March 31, 2002, the amount available for borrowing under the then existing revolving bank credit facility reduced quarterly in annual increments of 10%, 10%, 30% and 35% of the original commitment with a final payment of 15% on March 31, 2006. The Term A loans, the Term B loans and the Series A-1, A-2 and B-1 began amortizing on September 30, 2001. The Series C loans would have begun amortizing on March 31, 2003.

On March 7, 2003, the Company’s wholly owned subsidiary Lamar Media, replaced its existing bank credit facility. The current bank credit facility, for which JPMorgan Chase Bank acts as administrative agent, is comprised of a $225,000 revolving bank credit facility and $975,000 term facility with two tranches, a $300,000 Tranche A term facility and a $675,000 Tranche B term facility. This bank credit facility also includes a $500,000 incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500,000. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. The credit agreement modified the repayment terms to extend the maturities of the debt. The balance sheet as of December 31, 2002 was adjusted to reflect the terms of the March 7, 2003 credit agreement.

Availability under the revolving credit facility terminates on June 30, 2009 and is not subject to commitment reduction prior to that date. As of December 31, 2003, the Company had $40,000 outstanding under the revolving line of credit.

The March 7, 2003 Term Facility amortizes quarterly in the following quarterly amounts:

	Tranche A	Tranche B

March 31, 2005 - December 31, 2005	$11,250	$1,687.5
March 31, 2006 - December 31, 2006	15,000	1,687.5
March 31, 2007 - December 31, 2008	18,750	1,687.5
March 31, 2009 - June 30, 2009	22,500	1,687.5
September 30, 2009 - December 31, 2009	—	1,687.5
March 31, 2010 - June 30, 2010	—	320,625

On February 6, 2004, Lamar Media amended its credit agreement dated March 7, 2003 whereby it changed its $975,000 term facility to include a $425,000 Tranche A facility and a $550,000 Tranche C facility. The proceeds were used to pay off the Tranche B lenders and the total debt outstanding remained unchanged. The amortization of this amended facility is as follows:

	Tranche A	Tranche B	Tranche C

March 31, 2005 - December 31, 2005	$15,937.5	$—	$1,375
March 31, 2006 - December 31, 2006	21,250.0	—	1,375
March 31, 2007 - December 31, 2008	26,562.5	—	1,375
March 31, 2009 - June 30, 2009	31,875.0	—	1,375
September 30, 2009 - December 31, 2009	—	—	1,375
March 31, 2010 - June 30, 2010	—	—	261,250

Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s credit facility the Company must maintain specified financial ratios and levels including:

•	interest coverage;

•	fixed charges ratios;

•	senior debt ratios; and

•	total debt ratios.

Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the bank credit agreement during the periods presented.

(9) Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement 143, and recorded a loss of $11,679 as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $7,467. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement. Also, as of January 1, 2003, the Company recorded additions to property, plant and equipment totaling $23,114 and accumulated depreciation totaling $8,793 under the provisions of Statement 143.

All of the Company’s asset retirement obligations relate to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2002	—
Net impact at initial adoption	$33,467

Balance at January 1, 2003	$33,467
Additions to asset retirement obligations	1,487
Accretion expense	2,350
Liabilities settled	(447)

Balance at December 31, 2003	$36,857

The pro forma asset retirement obligation at December 31, 2002 and 2001 would have been $33,467 and $30,854, respectively. The following pro forma data summarizes the Company’s net loss and net loss per common share as if the Company had adopted the provisions of Statement 143 on December 31, 2000, including an associated pro forma asset retirement obligation on that date of $25,702.

	Year ended	Year Ended
	December 31, 2002	December 31, 2001

Net loss applicable to common stock, as reported	$(36,693)	$(108,999)
Pro forma adjustments to reflect retroactive adoption of Statement 143	(2,306)	(2,217)

Pro forma net loss applicable to common stock	$(38,999)	$(111,216)

Net loss per common share – basic and diluted:
Net loss, as reported	$(0.36)	$(1.11)
Net loss, pro forma	$(0.39)	$(1.13)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(10) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001, consists of:

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$—	(17,176)	(17,176)
State and local	(42)	(4,090)	(4,132)
Foreign	—	665	665

	$(42)	(20,601)	(20,643)

Year ended December 31, 2002:
U.S. federal	$(5,068)	(12,951)	(18,019)
State and local	869	(3,084)	(2,215)
Foreign	89	451	540

	$(4,110)	(15,584)	(19,694)

Year ended December 31, 2001:
U.S. federal	$—	(37,102)	(37,102)
State and local	713	(8,834)	(8,121)
Foreign	—	(451)	(451)

	$713	(46,387)	(45,674)

Income tax benefit attributable to continuing operations for the years ended December 31, 2003, 2002 and 2001, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

	2003	2002	2001

Computed expected tax benefit	$(18,977)	(19,048)	(52,465)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	1,150	689	590
Amortization of non-deductible goodwill	(14)	(26)	13,546
State and local income taxes, net of federal income tax benefit	(2,727)	(1,490)	(5,360)
Other differences, net	(75)	181	(1,985)

	$(20,643)	(19,694)	(45,674)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002

Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,916	1,916
Accrued liabilities not deducted for tax purposes	1,584	2,142
Other	2,551	2,370

Net current deferred tax asset	6,051	6,428

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(11,738)	(10,821)
Intangibles, due to differences in amortizable lives	(245,270)	(243,971)

	(257,008)	(254,792)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	48,479	51,780
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	941	941
Accrued liabilities not deducted for tax purposes	2,900	3,062
Net operating loss carryforward	100,350	84,119
Asset retirement obligation	8,923	—
Other, net	873	630

Non-current deferred tax assets	162,466	140,532

Net non-current deferred tax liability	$(94,542)	(114,260)

As of December 31, 2003, the Company had gross net operating losses of $258,336, which expire through 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

In October 1995 and in March 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding Class A common stock (1,220,500 and 3,617,884 shares, respectively) from certain of its existing stockholders, directors and employees for an aggregate purchase price of approximately $4,000. The term of the March 1996 repurchase entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its Class A common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company’s initial public offering, the Company paid the selling stockholders an aggregate of $5,000 in cash from the proceeds and issued them $20,000 aggregate principal amount of ten year subordinated notes. As of December 31, 2003 and 2002, the outstanding balance of the ten year subordinated notes was $5,333 and $7,333, respectively. The Company’s current executive officers do not hold any of the ten year subordinated notes described above. Interest expense during the years ended December 31, 2003, 2002 and 2001, related to the ten year subordinated notes and the Company’s debentures that were paid off during the year ended December 31, 2001, was $513, $673, and $855, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2003 and 2002, the deferred gains related to these transactions were $1,001 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2003, 2002 and 2001.

In addition, the Company had receivables from employees of $342 and $400 at December 31, 2003 and 2002, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

Interstate Highway Signs Corp., (IHS) is a wholly owned subsidiary of Sign Acquisition Corp. Prior to December 16, 2003, Kevin P. Reilly, Jr. had voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust. Mr. Reilly’s interest was sold on December 16, 2003. The Company purchased approximately $1,229, $1,236 and $1,842 of highway signs and transit bus shelters from IHS which represented approximately 13%, 12% and 13% of total capitalized expenditures for its logo sign and transit advertising businesses during the years ended December 31, 2003, 2002 and 2001, respectively. The Company does not use IHS exclusively for its highway sign and transit bus shelter purchases.

Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement which was amended January 1, 2004. This consulting agreement as amended, has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written terminations to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal terms. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.

The Company also has a lease arrangement with Reilly Enterprises, LLC, which Kevin P. Reilly Sr. controls for the use of an airplane. The Company pays a monthly fee plus expenses which entitles the Company to 6.67 hours of flight time, with any unused portion carried over into the next succeeding month. Total fees paid under this arrangement for fiscal 2003, 2002 and 2001 were approximately $55, $75 and $42, respectively.

As of December 31, 2003, the Company had a receivable of $959 for premiums paid on split-dollar life insurance arrangements for Kevin P. Reilly, Sr. that were entered into in 1990 and 1995 as a component of his compensation as our Chief Executive Officer and his continuing retirement benefits thereafter. In accordance with the terms of the arrangements, we will recover all of the cumulative premiums paid by us upon the termination, surrender or cancellation of the policies or upon the death of the insured. In February 2004, the obligation to the Company was repaid and the split dollar agreements were terminated.

Kevin P. Reilly, Sr. is the father of Kevin P. Reilly, Jr., the Company’s President, Chief Executive Officer and Director, and Sean E. Reilly, the Company’s Chief Operating Officer.

The Company has made two loans to Live Oak Living Centers, LLC. One loan was for $61 at an interest rate of 7.5% and the second loan was for $112 at an interest rate of 6%. Kevin P. Reilly, Jr. has a 15% ownership interest in the LLC. Sean E. Reilly, Kevin P. Reilly, Jr.’s brother and also one of the Company’s Directors at that time, has a 7.5% ownership interest in the LLC. Both loans, totaling $208 in outstanding principal and interest, were repaid in full in September 2002.

On September 6, 2002, the Company entered into an agreement with Charles W. Lamar III, its director, to settle Mr. Lamar’s obligation to reimburse the Company for premiums that it had paid under a split-dollar life insurance policy. These premiums had been paid under an original policy, which was subsequently surrendered to a new insurer for a new policy. The Company paid no further premiums under the new policy but the new policy replaced the surrendered policy as collateral for the $90 in aggregate premiums paid by the Company under the old policy. In exchange for the right to receive the death proceeds from the new policy at some indeterminate future date, the Company accepted stock of the original insurer, which was issued in connection with its demutualization, and cash with a value of approximately $53, in full satisfaction of this obligation.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(12) Stockholders’ Equity

On July 16, 1999, the Board of Directors amended the preferred stock of the Company by designating 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001 as Series AA preferred stock. The previously issued Class A preferred stock par value $638 was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari pasu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2003 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

All of the outstanding shares of common stock are fully paid and nonassessable. In the event of the liquidation or dissolution of the Company, following any required distribution to the holders of outstanding shares of preferred stock, the holders of common stock are entitled to share pro rata in any balance of the corporate assets available for distribution to them. The Company may pay dividends if, when and as declared by the Board of Directors from funds legally available therefore, subject to the restrictions set forth in the Company’s existing indentures and the senior credit facility. Subject to the preferential rights of the holders of any class of preferred stock, holders of shares of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of either class of common stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock, provided that, in the event of stock dividends, holders of a specific class of common stock shall be entitled to receive only additional shares of such class.

The rights of the Class A and Class B common stock are equal in all respects, except holders of Class B common stock have ten votes per share on all matters in which the holders of common stock are entitled to vote and holders of Class A common stock have one vote per share on such matters. The Class B common stock will convert automatically into Class A common stock upon the sale or transfer to persons other than permitted transferees (as defined in the Company’s certificate of incorporation, as amended).

(13)  Benefit Plans

Equity Incentive Plan

In 1996, the Company adopted the 1996 Equity Incentive Plan (the 1996 Plan). The purpose of the 1996 Plan is to attract and retain key employees and consultants of the Company. The 1996 Plan authorizes the grant of stock options, stock appreciation rights and restricted stock to employees and consultants of the Company capable of contributing to the Company’s performance. Options granted under the 1996 Plan generally become exercisable over a five-year period and expire 10 years from the date of grant unless otherwise authorized by the Board. As of December 31, 2002, the Company had reserved an aggregate of 8,000,000 shares of Class A common stock for awards under the 1996 Plan.

In August 2000, the Board of Directors voted to amend the 1996 Plan to (i) authorize grants to members of the Company’s board of directors (ii) provide the Committee with more flexibility in determining the exercise price of awards made under the 1996 Plan (iii) allow for grants of unrestricted stock and (iv) set forth performance criteria that the Committee may establish for the granting of stock awards. These amendments were approved by the Company’s stockholders in May 2001.

In February 2004, the Board of Directors voted, subject to stockholder approval, to amend the 1996 plan to increase the aggregate number of shares of the Company’s Class A Common Stock available for issuance under the 1996 Plan by 2,000,000 shares so that the aggregate number of shares of Common Stock available for issuance under the Plan is increased from 8,000,000 shares to 10,000,000 million shares.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives

2003	0%	46%	4%	6
2002	0%	51%	5%	9
2001	0%	53%	5%	9

Information regarding the 1996 Plan for the years ended December 31, 2003, 2002 and 2001, is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	4,067,365	29.83	4,517,653	$29.11	2,865,647	$30.48
Granted	117,500	31.55	142,000	35.01	2,195,500	27.02
Exercised	(298,105)	23.03	(515,088)	23.74	(425,243)	24.80
Canceled	(64,050)	38.06	(77,200)	36.36	(118,251)	42.42

Outstanding, end of year	3,822,710	30.27	4,067,365	$29.83	4,517,653	$29.08

Price for exercised shares	$23.03		$23.74		$24.80
Shares available for grant, end of year	1,317,759		1,371,209		1,436,009
Weighted average fair value of options granted during the year	$15.00		$22.48		$13.26

The following table summarizes information about fixed-price stock options outstanding at December 31, 2003:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	December 31, 2003	Life	Price	December 31, 2003	Price

$10.67 – 26.17	389,786	2.94	$12.85	389,786	$12.85
26.42 – 26.69	1,437,924	7.40	26.45	1,437,924	26.45
29.34 – 33.38	1,187,500	5.54	31.86	1,030,500	32.05
34.16 – 60.63	807,500	6.37	43.16	139,600	41.37

No stock appreciation rights or restricted stock authorized by the 1996 Plan have been granted.

Employee Stock Purchase Plan

On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Health Insurance Plan

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits of $150 per employee, per claim, per year. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2003, the Company maintained $4,202 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees’ contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company’s matched contributions occurs after five years for contributions made prior to January 1, 2002 and three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 2003, 2002 and 2001, the Company contributed $2,804, $2,709 and $2,422, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. The Company has contributed $668, $619 and $550 to the Plan during the years ended December 31, 2003, 2002 and 2001, respectively. Contributions to the Deferred Compensation Plan are discretionary and are determined by the Board of Directors.

(14)  Commitment and Contingencies

In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company’s potential liability related to this claim is currently $1,277. The $1,000 reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management , the ultimate disposition of the these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(15)  Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of December 31, 2003 and 2002, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,937,244 and $1,915,035, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(16) Disclosures About Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2003 and 2002. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Long-term debt	$1,699,819	$1,735,925	$1,734,746	$1,758,380

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

•	The carrying amounts of cash and cash equivalents, prepaids, receivables, trade accounts payable, accrued expenses, and deferred income approximate fair value because of the short term nature of these items.

•	The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

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

(17) Quarterly Financial Data (Unaudited)

	Year 2003 Quarters
	March 31	June 30	September 30	December 31

Net revenues	$184,221	$208,178	$211,720	$206,020
Net revenues less direct advertising expenses	112,664	134,817	137,149	133,492
Net loss applicable to common stock	(32,363)	(2,292)	(6,599)	(5,962)
Net loss per common share (basic and diluted)	(0.32)	(0.02)	(0.06)	(0.06)

	Year 2002 Quarters
	March 31	June 30	September 30	December 31

Net revenues	$176,538	$202,529	$201,918	$194,697
Net revenues less direct advertising expenses	109,311	135,897	130,233	125,469
Net loss applicable to common stock	(16,254)	(399)	(6,079)	(13,961)
Net loss per common share (basic and diluted)	(0.16)	—	(0.06)	(0.14)

(18) New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have an effect on the Company’s financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have an effect on the Company’s financial statements.

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and to variable interest entities obtained after January 31, 2003. The application of this Interpretation did not have an effect on the Company’s financial statements as the Company has no variable interest entities.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 149 for all contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement 150 affects the issuer’s accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominately to a variable such as a market index, or varies inversely with the value of the issuers’ shares. Statement 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

SCHEDULE 2

Lamar Advertising Company
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$699,464	134,168	12,787	820,845
Year ended December 31, 2002
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	9,036	9,036	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$569,322	130,142	—	699,464
Year ended December 31, 2001
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,794	7,794	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$356,725	212,597	—	569,322

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Independent Auditors’ Report

Board of Directors
Lamar Media Corp.:

We have audited the consolidated financial statements of Lamar Media Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1(d) to the consolidated financial statements of Lamar Advertising Company, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and certain provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. The provisions of SFAS No. 142 were fully adopted on January 1, 2002. As discussed in Note 9 to the consolidated financial statements of Lamar Advertising Company, the Company adopted the provisions of SFAS Statement No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003.

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
February 9, 2004

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,797	$15,610
Cash on deposit for debt extinguishment	—	266,657
Receivables, net of allowance for doubtful accounts of $4,914 in 2003 and 2002	90,413	92,295
Prepaid expenses	32,377	30,091
Deferred income tax assets	6,051	6,428
Other current assets	7,324	14,293

Total current assets	143,962	425,374

Property, plant and equipment	1,933,003	1,850,657
Less accumulated depreciation and amortization	(679,205)	(566,889)

Net property, plant and equipment	1,253,798	1,283,768

Goodwill (note 3)	1,232,857	1,171,595
Intangible assets (note 3)	952,347	975,998
Other assets	50,744	18,174

Total assets	$3,633,708	$3,874,909

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$8,813	$10,051
Current maturities of long-term debt (note 5)	5,044	4,687
Current maturities related to debt extinguishment	—	255,000
Accrued expenses (note 4)	38,068	25,981
Deferred income	14,372	13,942

Total current liabilities	66,297	309,661
Long-term debt (note 5)	1,412,319	1,447,246
Deferred income tax liabilities (note 6)	121,440	129,924
Asset retirement obligation	36,857	—
Other liabilities	9,109	7,366

Total liabilities	1,646,022	1,894,197

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	2,333,951	2,281,901
Accumulated deficit	(346,265)	(301,189)

Stockholder’s equity	1,987,686	1,980,712

Total liabilities and stockholder’s equity	$3,633,708	$3,874,909

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Net revenues	$810,139	$775,682	$729,050

Operating expenses (income):
Direct advertising expenses	292,017	274,772	251,483
General and administrative expenses	145,971	139,610	124,339
Corporate expenses	25,229	27,285	26,447
Depreciation and amortization	279,033	274,644	351,754
Gain on disposition of assets	(748)	(336)	(923)

	741,502	715,975	753,100

Operating income (loss)	68,637	59,707	(24,050)
Other expense (income):
Loss on extinguishment of debt	21,077	5,850	—
Interest income	(502)	(929)	(640)
Interest expense	75,055	92,178	113,026

	95,630	97,099	112,386

Loss before income tax benefit and cumulative effect of a change in accounting principle	(26,993)	(37,392)	(136,436)
Income tax benefit (note 6)	(9,408)	(12,434)	(38,870)

Loss before cumulative effect of a change in accounting principle	(17,585)	(24,958)	(97,566)
Cumulative affect of a change in accounting principle net of tax benefit of $7,467	11,679	—	—

Net loss	$(29,264)	$(24,958)	$(97,566)

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share and per share data)

		ADDITIONAL
	COMMON	PAID-IN	ACCUMULATED
	STOCK	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2000	$—	1,855,421	(178,665)	1,676,756
Contribution from parent	—	366,896	—	366,896
Net loss	—	—	(97,566)	(97,566)

Balance, December 31, 2001	$—	2,222,317	(276,231)	1,946,086
Contribution from parent	—	59,584	—	59,584
Net loss	—	—	(24,958)	(24,958)

Balance, December 31, 2002	$—	2,281,901	(301,189)	1,980,712
Dividend to parent		—	(15,812)	(15,812)
Contribution from parent	—	52,050	—	52,050
Net loss	—	—	(29,264)	(29,264)

Balance, December 31, 2003	$—	2,333,951	(346,265)	1,987,686

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(29,264)	$(24,958)	$(97,566)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	279,033	274,644	351,754
Gain on disposition of assets	(748)	(336)	(923)
Loss on extinguishment of debt	21,077	5,850	—
Cumulative effect of a change in accounting principle	11,679	—	—
Deferred income tax benefit	(9,366)	(8,325)	(39,582)
Provision for doubtful accounts	8,599	9,036	7,794
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(7,360)	(6,451)	(9,810)
Prepaid expenses	(2,923)	(2,533)	(1,322)
Other assets	(6,318)	2,804	2,916
Increase (decrease) in:
Trade accounts payable	(1,238)	3	131
Accrued expenses	11,431	1,965	(14,641)
Other liabilities	254	1,546	(49)

Cash flows provided by operating activities	274,856	253,245	198,702

Cash flows from investing activities:
Capital expenditures	(78,275)	(78,390)	(85,320)
Purchase of new markets	(135,319)	(78,326)	(298,134)
Increase in notes receivable	—	(1,650)	—
Proceeds from sale of property and equipment	5,829	3,412	4,916

Cash flows used in investing activities	(207,765)	(154,954)	(378,538)

Cash flows from financing activities:
Contribution from parent	—	—	48,000
Proceeds from issuance of long-term debt	128,038	256,400	—
Deposits for debt extinguishment	266,657	(266,657)	—
Principal payments on long-term debt	(483,888)	(144,126)	(67,046)
Debt issuance costs	(9,899)	(1,183)	(573)
Dividends	(15,812)	—	—
Net borrowing under credit agreements	40,000	60,000	140,000

Cash flows (used in) provided by financing activities	(74,904)	(95,566)	120,381

Net (decrease) increase in cash and cash equivalents	(7,813)	2,725	(59,455)
Cash and cash equivalents at beginning of period	15,610	12,885	72,340

Cash and cash equivalents at end of period	$7,797	$15,610	$12,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,245	$94,729	$119,000

Cash paid for state and federal income taxes	$825	$745	$1,189

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 147,000 outdoor advertising displays in 43 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, Lamar Media operates a logo sign business in 20 states throughout the United States and in one province of Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 12 through 16 and 18 and portions of notes 1, 8 and 10 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

(b)  Principles of Consolidation

The accompanying consolidated financial statements include Lamar Media Corp., its wholly owned subsidiaries, The Lamar Company, LLC, Lamar Central Outdoor, Inc., Lamar Oklahoma Holding Co., Inc., Lamar Advertising Southwest, Inc., Lamar DOA Tennessee Holdings, Inc., and Interstate Logos, LLC. and their majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(2)  Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Parent company stock contributed for acquisitions	$50,630	56,100	29,000
Note payable converted to contributed capital	—	—	287,000
Debt issuance costs	1,619	3,640	—

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2003 and December 31, 2002.

		2003		2002
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets:
Debt issuance costs and fees	7 – 10	$26,150	$11,865	$29,304	$16,992
Customer lists and contracts	7 – 10	388,791	248,617	371,787	196,084
Non-competition agreements	3 – 15	57,664	46,197	57,023	39,458
Site locations	15	1,021,037	243,170	937,773	177,016
Other	5 – 15	16,980	8,426	15,399	5,738

		1,510,622	558,275	1,411,286	435,288
Unamortizable Intangible Assets:
Goodwill		$1,485,623	$252,766	$1,424,361	$252,766

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of December 31, 2002	$1,424,361
Goodwill acquired during the year	61,262
Impairment losses	—

Balance as of December 31, 2003	$1,485,623

In accordance with SFAS No. 142, Lamar Media is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. Lamar Media is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, Lamar Media will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based upon it’s review, no impairment charge was required upon the adoption of SFAS No. 142 or at its annual tests for impairment on December 31, 2002 and December 31, 2003.

The following table illustrates the effect of the adoption of SFAS No. 142 on prior periods:

	Years ended December 31,
	2003		2002	2001

Reported net loss		$(29,264)	$(24,958)	$(97,566)
Add: goodwill amortization, net of tax		—	—	70,463

Adjusted net loss	$	(29,264)	$(24,958)	$(27,103)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2003 and 2002:

	2003	2002

Payroll	$7,698	7,686
Interest	19,428	8,618
Other	10,941	9,677

	$38,067	25,981

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002

7 1/4% Senior subordinated notes	$389,387	260,000
9 5/8% Senior subordinated notes (1996 Notes)	—	255,000
8 5/8% Senior subordinated notes (1997 Notes)	—	199,230
Bank Credit Agreement	1,015,000	975,500
8% Unsecured subordinated notes	5,333	7,333
Other notes with various rates and terms	7,643	9,870

	1,417,363	1,706,933
Less current maturities	(5,044)	(259,687)

Long-term debt excluding current maturities	$1,412,319	1,447,246

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Long-term debt matures as follows:

2004	$5,044
2005	57,160
2006	69,067
2007	82,568
2008	82,612
Later years	1,120,912

(6) Income Taxes

Income tax benefit for the years ended December 31, 2003, 2002 and 2001, consists of:

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$—	(8,126)	(8,126)
State and local	(42)	(1,905)	(1,947)
Foreign	—	665	665

	$(42)	(9,366)	(9,408)

Year ended December 31, 2002:
U.S. federal	$(5,068)	(7,090)	(12,158)
State and local	870	(1,685)	(815)
Foreign	89	450	539

	$(4,109)	(8,325)	(12,434)

Year ended December 31, 2001:
U.S. federal	$—	(31,618)	(31,618)
State and local	712	(7,513)	(6,801)
Foreign	—	(451)	(451)

	$712	(39,582)	(38,870)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2003, 2002 and 2001, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	2003	2002	2001

Computed expected tax benefit	$(9,178)	(12,713)	(46,388)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	1,149	689	590
Amortization of non-deductible goodwill	(19)	(31)	13,402
State and local income taxes, net of federal income tax benefit	(1,285)	(560)	(4,488)
Other differences, net	(75)	181	(1,986)

	$(9,408)	(12,434)	(38,870)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2003	2002

Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,916	$1,916
Accrued liabilities not deducted for tax purposes	1,584	2,142
Other	2,551	2,370

Net current deferred tax asset	6,051	6,428

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(11,738)	(10,821)
Intangibles, due to differences in amortizable lives	(244,880)	(243,680)

	(256,618)	(254,501)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	48,479	51,780
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	941	941
Accrued liabilities not deducted for tax purposes	2,900	3,062
Net operating loss carryforward	73,061	68,164
Asset retirement obligation	8,923	—
Other, net	874	630

	135,178	124,577

Net non-current deferred tax liability	$(121,440)	(129,924)

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

As of December 31, 2003 and 2002, there was a receivable from Lamar Advertising Company, its parent, in the amount of $22,152 and $6,978, respectively.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(8) Quarterly Financial Data (Unaudited)

	Year 2003 Quarters
	March 31	June 30	September 30	December 31

Net revenues	$184,221	$208,178	$211,720	$206,020
Net revenues less direct advertising expenses	112,664	134,817	137,149	133,492
Net (loss) income applicable to common stock	(29,445)	936	3,371	(4,126)

	Year 2002 Quarters
	March 31	June 30	September 30	December 31

Net revenues	$176,538	$202,529	$201,918	$194,697
Net revenues less direct advertising expenses	109,311	135,897	130,233	125,469
Net (loss) income applicable to common stock	(13,331)	2,542	(3,145)	(11,024)

SCHEDULE 2

Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period

Year Ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$688,054	130,376	7,389	811,041
Year Ended December 31, 2002
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	9,036	9,036	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$561,096	126,958	—	688,054
Year Ended December 31, 2001
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,794	7,794	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$352,314	208,782	—	561,096

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company
None

Lamar Media Corp.
None

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

b) Changes in internal controls.

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) of the Company and Lamar Media identified in connection with the evaluation of the Company’s and Lamar Media’s internal control performed during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s and Lamar Media’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Portions of the response to this item are contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1A hereof and additional information is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors and Nominees for Director,” “Election of Directors – Family Relationships,” “Election of Directors – Board and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement relating to the 2004 Annual Meeting of Stockholders (the “2004 Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit to this report. In addition, if we make any substantive amendments to the code of ethics or grant any wavier, including any implicit wavier, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2004 Proxy Statement: “Election of Directors - Director Compensation,” “Election of Directors - Executive Compensation” and “Election of Directors - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item regarding security ownership is incorporated herein by reference from the discussion responsive thereto under the caption “Share Ownership” in the 2004 Proxy Statement.

This response to this item with respect to our equity compensation plans as of December 31, 2003 is incorporated herein by reference from the discussion responsive thereto under the caption “Equity Compensation Plan Information” in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Information Concerning Auditors” in the 2004 Proxy Statement.

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

(B)  REPORTS ON FORM 8-K

Reports on Form 8-K were filed with the Commission during the fourth quarter of 2003 to report the following items as of the dates indicated:

On November 5, 2003, Lamar Advertising Company furnished a Current Report on Form 8-K to the Commission with its earnings press release for the third quarter ended September 30, 2003.

(C)  Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR ADVERTISING COMPANY

March 9, 2004	By: /s/ Kevin P. Reilly, Jr.

Kevin P. Reilly, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director	3/9/04
(Principal Executive Officer)
Kevin P. Reilly, Jr.

/s/ Keith A. Istre	Chief Financial Officer	3/9/04
(Principal Financial and Accounting Officer)
Keith A. Istre

/s/ Charles W. Lamar, III	Director	3/9/04

Charles W. Lamar, III

/s/ Stephen P. Mumblow	Director	3/9/04

Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	3/9/04

John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	3/9/04

Thomas Reifenheiser

/s/ Anna Reilly Cullinan	Director	3/9/04

Anna Reilly Cullinan

/s/ Robert M. Jelenic	Director	3/9/04
Robert M. Jelenic

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

March 9, 2004	By: /s/ Kevin P. Reilly, Jr.

Kevin P. Reilly, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Chief Executive Officer and Director	3/9/04
(Principal Executive Officer)
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Operating Officer, Vice President	3/9/04
and Director
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer	3/9/04
and Director
Keith A. Istre	(Principal Financial and Accounting Officer)

/s/ T. Everett Stewart, Jr.	Director	3/9/04

T. Everett Stewart, Jr.

/s/ Gerald H. Marchand Gerald H. Marchand	Director	3/9/04

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (Filed No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Specimen certificate for the shares of Class A common stock of the Company. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.2	Senior Secured Note dated May 19, 1993. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.3	Indenture dated as of September 24, 1986 relating to the Company’s 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4	Indenture dated May 15, 1993 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1(File No. 333-05479), and incorporated herein by reference.

4.6	Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 1996 (File No. 1-12407), and incorporated herein by reference.

4.7	Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on 15, 1996 (File No. 1-12407), and

EXHIBIT
NUMBER	DESCRIPTION

incorporated herein by reference.

4.8	Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.9	Indenture dated as of December 23, 2002 among Lamar Media Corp., certain subsidiaries of Lamar Media Corp., as guarantors and Wachovia Bank of Delaware, National, as trustee. Filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K filed on December 27, 2002 (File No. 0-20833) and incorporated herein by reference.

4.10	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated June 9, 2003. Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4.11	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003. Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

4.12	Form of 7 1/4% Notes Due 2013. Filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K filed on December 27, 2002 (File No. 0-20833) and incorporated herein by reference.

4.13	Form of Exchange Note. Filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634) and incorporated herein by reference.

4.14	Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4.15	First Supplemental Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

10.1*	The Lamar Savings and Profit Sharing Plan Trust. Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.2	Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan dated October 3, 1993. Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.3*	1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-30242), for the period ended June 30, 2000 filed on August 11, 2000 and incorporated herein by reference.

10.4	Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 15, 1998 (File No. 0-20833), and incorporated herein by reference.

10.5	Second Amended and Restated Stock Purchase Agreement dated as of August 11, 1999 among the Company, Lamar Media Corp., Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation. Previously filed as Appendix A to the Company’s Schedule 14C Information Statement filed on August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules and Annexes A and B referred to in the Second Amended and Restated Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

10.6*	2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to Lamar Advertising Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION

10.7	Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.38 to Lamar Media Corp.’s Registration Statement on Form S-4/A (File No. 333-102634) on March 18, 2003 and incorporated herein by reference.

10.8	Joinder Agreement dated as of October 7, 2003 to Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by Premere Outdoor, Inc. Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) on November 5, 2003 and incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith.

14.1	Lamar Advertising Company Code of Business Conduct and Ethics. Filed herewith.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.