Form 10-Q
period 2004-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-05-10
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended March 31, 2004
or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-30242

Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.

(Exact name of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or	(I.R.S Employer
organization)	Identification No.)
5551 Corporate Blvd., Baton Rouge, LA	70808
(Address of principle executive offices)	(Zip Code)

Registrants’ telephone number, including area code: (225) 926-1000

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

Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes [  ] No [X]

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 4, 2004: 88,124,826

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 4, 2004: 15,672,527

The number of shares of Lamar Media Corp. common stock outstanding as of May 4, 2004: 100

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

This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s, and Lamar Media’s:

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

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations; and

•	the regulation of the outdoor advertising industry by federal, state and local governments.

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2003 of the Company and Lamar Media (the “2003 Combined Form 10-K”) under the caption “Factors Affecting Future Operating Results” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 10, 2004.

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

PART I - FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,120	$7,797
Receivables, net of allowance for doubtful accounts of $4,914 in 2004 and 2003	92,023	90,567
Prepaid expenses	44,958	32,377
Deferred income tax assets	6,258	6,051
Other current assets	7,347	7,325

Total current assets	156,706	144,117

Property, plant and equipment	1,954,284	1,933,003
Less accumulated depreciation and amortization	(710,445)	(679,205)

Net property, plant and equipment	1,243,839	1,253,798

Goodwill	1,248,061	1,240,275
Intangible assets	945,485	966,998
Other assets	29,030	32,159

Total assets	$3,623,121	$3,637,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	20,703	5,044
Accrued expenses	29,922	45,986
Deferred income	15,086	14,372

Total current liabilities	74,521	74,215

Long-term debt	1,676,755	1,699,819
Deferred income tax liabilities	90,751	94,542
Asset retirement obligation	39,201	36,857
Other liabilities	8,344	9,109

Total liabilities	1,889,572	1,914,542

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2004 and 2003	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2004 and 2003	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 87,989,353 and 87,266,763 shares issued and outstanding at 2004 and 2003, respectively	88	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,797,527 and 16,147,073 shares issued and outstanding at 2004 and 2003, respectively	16	16
Additional paid-in capital	2,110,836	2,097,555
Accumulated deficit	(377,391)	(374,853)

Stockholders’ equity	1,733,549	1,722,805

Total liabilities and stockholders’ equity	$3,623,121	$3,637,347

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$200,976	$184,221

Operating expenses (income)
Direct advertising expenses	73,791	71,557
General and administrative expenses	38,276	36,301
Corporate expenses	7,159	6,546
Depreciation and amortization	69,320	67,513
Gain on disposition of assets	(929)	(30)

	187,617	181,887

Operating income	13,359	2,334

Other expense (income)
Loss on extinguishment of debt	—	11,173
Interest income	(59)	(118)
Interest expense	17,570	23,760

	17,511	34,815

Loss before income tax benefit and cumulative effect of a change in accounting principle	(4,152)	(32,481)
Income tax benefit	(1,705)	(11,888)

Loss before cumulative effect of a change in accounting principle	(2,447)	(20,593)
Cumulative effect of a change in accounting principle, net of tax benefit of $7,467	—	11,679

Net loss	(2,447)	(32,272)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(2,538)	$(32,363)

Loss per common share:
Loss before cumulative effect of a change in accounting principle	$(0.02)	$(0.20)
Cumulative effect of a change in accounting principle	—	(0.12)

Net loss	$(0.02)	$(0.32)

Weighted average common shares outstanding	103,607,466	101,667,397
Incremental common shares from dilutive stock options	—	—
Incremental common shares from convertible debt	—	—

Weighted average common shares assuming dilution	103,607,466	101,667,397

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,447)	$(32,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,320	67,513
Gain on disposition of assets	(929)	(30)
Deferred tax benefit	(2,015)	(11,982)
Provision for doubtful accounts	1,248	2,325
Loss on debt extinguishment	—	11,173
Cumulative effect of a change in accounting principle, net of tax	—	11,679
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,649)	(475)
Prepaid expenses	(12,779)	(11,533)
Other assets	234	(1,422)
Increase (decrease) in:
Trade accounts payable	(2)	371
Accrued expenses	(16,064)	(15,441)
Other liabilities	681	1,148

Cash flows provided by operating activities	35,598	21,054

Cash flows from investing activities:
Acquisitions	(21,048)	(6,638)
Capital expenditures	(15,891)	(17,808)
Proceeds from disposition of assets	1,135	938

Cash flows used in investing activities	(35,804)	(23,508)

Cash flows from financing activities:
Debt issuance costs	(1,003)	(8,356)
Net proceeds from issuance of common stock	7,028	953
Principal payments on long-term debt	(2,405)	(264,449)
Net payments under credit agreements	(5,000)	—
Cash from deposits for debt extinguishment	—	266,657
Dividends	(91)	(91)

Cash flows used in financing activities	(1,471)	(5,286)

Net decrease in cash and cash equivalents	(1,677)	(7,740)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$6,120	$7,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,982	$27,792

Cash paid for state and federal income taxes	$140	$146

Common stock issuance and warrants related to acquisitions	$4,270	$18,000

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.	Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2003 Combined Form 10-K.

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

2.	Acquisitions

On January 8, 2004, the Company purchased the assets of Advantage Advertising, LLC valued at approximately $7,158. The purchase price consisted of approximately $5,728 cash at closing and the exercise of an option agreement previously entered into, valued at approximately $1,430.

On January 30, 2004, the Company purchased the assets of Action Advertising, Inc. for a cash purchase price of approximately $8,610.

During the three months ended March 31, 2004, the Company completed additional acquisitions of outdoor advertising assets for a total purchase price of approximately $10,980, which consisted of the issuance of 68,986 shares of Lamar Advertising Class A common stock valued at $2,476, warrants valued at $1,794 and $6,710 cash.

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

	Advantage	Action
	Adv., LLC	Adv., Inc.	Other	Total
Current assets	$—	110	36	146
Property, plant and equipment	855	2,208	3,534	6,597
Goodwill	2,854	—	4,932	7,786
Site locations	2,806	5,064	1,949	9,819
Non-competition agreements	—	40	79	119
Customer lists and contracts	643	1,188	450	2,281

	$7,158	8,610	10,980	26,748

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statements of operations data for the three months ended March 31, 2004 and March 31, 2003 as if each of the above acquisitions and the acquisitions occurring in 2003, which were fully described in the 2003 Combined Form 10-K, had been consummated as of January 1, 2003. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$201,230	$189,935

Net loss applicable to common stock	$(2,534)	$(33,430)

Net loss per common share	$(0.02)	$(0.32)

3. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2004 and December 31, 2003.

		March 31, 2004		December 31, 2003
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets:	(Years)	Amount	Amortization	Amount	Amortization
Debt issuance costs and fees	7 – 10	$50,141	$22,098	$49,138	$20,783
Customer lists and contracts	7 – 10	391,072	261,598	388,791	248,617
Non-competition agreements	3 – 15	57,783	47,782	57,664	46,197
Site locations	15	1,030,855	260,306	1,021,037	243,170
Other	5 – 15	13,612	6,194	17,578	8,443

		1,543,463	597,978	1,534,208	567,210
Unamortizable Intangible Assets:
Goodwill		$1,501,696	$253,635	$1,493,910	$253,635

The changes in the gross carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

Balance as of December 31, 2003	$1,493,910
Goodwill acquired during the three months ending March 31, 2004	7,786
Impairment losses	—

Balance as of March 31, 2004	$1,501,696

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4.	Long-Term Debt

On February 6, 2004, Lamar Media amended its credit agreement dated March 7, 2003 whereby it changed its $975,000 term facility to include a $425,000 Tranche A and a $550,000 Tranche C facility. The proceeds were used to pay off the Tranche B facility and the total debt outstanding remained unchanged.

5.	Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” (Statement 143), and recorded a loss of $11,679 as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $7,467. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement.

All of the Company’s asset retirement obligations relate to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003	$36,857
Additions to asset retirement obligations	1,577
Accretion expense	1,158
Liabilities settled	(391)

Balance at March 31, 2004	$39,201

6.	Stock-Based Compensation

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123” permit entities to recognize as an expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.

The following table illustrates the effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended
	March 31,
	2004	2003
Net loss applicable to common stock, as reported	$(2,538)	$(32,363)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,861)	(1,011)

Pro forma net loss applicable to common stock	$(6,399)	$(33,374)

Net loss per common share – basic and diluted
Net loss, as reported	$(0.02)	$(0.32)
Net loss, pro forma	$(0.06)	$(0.33)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.	Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of March 31, 2004 and December 31, 2003, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,948,778 and $1,937,244, respectively.

8.	Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt. The calculation of diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect is 6,125,133 and 6,590,096 for the three months ended March 31, 2004 and 2003.

9.	Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the period ending after March 15, 2004. The application of this Interpretation did not have a material effect on the Company’s financial statements as the Company has no interest in variable interest entities.

10.	Subsequent Event

An unsolicited offer was made by Outdoor Promotions, Inc. to purchase selected transit advertising assets from the Company for approximately $2,950. The sale of these assets was closed on April 23, 2004 at which time the carrying value was approximately $7,030.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,120	$7,797
Receivables, net of allowance for doubtful accounts of $4,914 in 2004 and 2003	91,930	90,413
Prepaid expenses	44,958	32,377
Deferred income tax asset	6,258	6,051
Other current assets	7,347	7,324

Total current assets	156,613	143,962

Property, plant and equipment	1,954,284	1,933,003
Less accumulated depreciation and amortization	(710,445)	(679,205)

Net property, plant and equipment	1,243,839	1,253,798

Goodwill	1,240,592	1,232,857
Intangible assets	931,540	952,347
Other assets	40,633	50,744

Total assets	$3,613,217	$3,633,708

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	20,703	5,044
Accrued expenses	19,994	38,068
Deferred income	15,086	14,372

Total current liabilities	64,593	66,297

Long-term debt	1,389,255	1,412,319
Deferred income taxes	118,751	121,440
Asset retirement obligation	39,201	36,857
Other liabilities	8,344	9,109

Total liabilities	1,620,144	1,646,022

Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	2,340,204	2,333,951
Accumulated deficit	(347,131)	(346,265)

Stockholder’s equity	1,993,073	1,987,686

Total liabilities and stockholder’s equity	$3,613,217	$3,633,708

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$200,976	$184,221

Operating expenses (income)
Direct advertising expenses	73,791	71,557
General and administrative expenses	38,276	36,301
Corporate expenses	7,075	6,519
Depreciation and amortization	68,788	66,682
Gain on disposition of assets	(929)	(30)

	187,001	181,029

Operating income	13,975	3,192

Other expense (income)
Loss on extinguishment of debt	—	11,173
Interest income	(59)	(118)
Interest expense	15,504	19,986

	15,445	31,041

Loss before income tax benefit and cumulative effect of a change in accounting principle	(1,470)	(27,849)
Income tax benefit	(604)	(10,083)

Loss before cumulative effect of a change in accounting principle	(866)	(17,766)
Cumulative effect of a change in accounting principle, net of tax benefit of $7,467	—	(11,679)

Net loss	$(866)	$(29,445)

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(866)	$(29,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	68,788	66,682
Gain on disposition of assets	(929)	(30)
Deferred tax benefit	(914)	(10,177)
Provision for doubtful accounts	1,248	2,325
Loss on debt extinguishment	—	11,173
Cumulative effect of change in accounting principle, net of tax	—	11,679
Changes in operating assets and liabilities:
Increase (decrease) in:
Receivables	(1,709)	(8,389)
Prepaid expenses	(12,779)	(11,533)
Other assets	7,091	(1,169)
Increase (decrease) in:
Trade accounts payable	(2)	371
Accrued expenses	(18,074)	(11,290)
Other liabilities	681	1,113

Cash flows provided by operating activities	42,535	21,310

Cash flows from investing activities:
Acquisitions	(21,048)	(6,032)
Capital expenditures	(15,891)	(17,808)
Proceeds from disposition of assets	1,135	938

Cash flows used in investing activities	(35,804)	(22,902)

Cash flows from financing activities:
Debt issuance costs	(1,003)	(8,356)
Principal payments on long-term debt	(2,405)	(264,449)
Net borrowings under credit agreements	(5,000)	—
Cash from deposits for debt extinguishment	—	266,657

Cash flows used in financing activities	(8,408)	(6,148)

Net decrease in cash and cash equivalents	(1,677)	(7,740)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$6,120	$7,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,982	$20,245

Cash paid for state and federal income taxes	$140	$146

Parent company stock and warrants contributed for acquisitions	$4,270	$18,000

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.	Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2003 Combined Form 10-K.

Certain amounts in the prior year’s condensed consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward – Looking Statements” and in the 2003 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company’s net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions.

Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 3% by completing over 170 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $349 million, which included the issuance of 3,024,545 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $109.2 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement, as amended, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.

Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2004 and 2003:

	Three months ended
	March 31,
	(in thousands)
	2004	2003
Billboard	$10,118	$10,100
Logos	677	2,518
Transit	331	710
Land and buildings	3,303	2,889
Property, plant and equipment	1,462	1,591

Total capital expenditures	$15,891	$17,808

RESULTS OF OPERATIONS

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net revenues increased $16.8 million or 9.1% to $201.0 million for the three months ended March 31, 2004 from $184.2 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $16.4 million or 9.6%. The increase in billboard net revenues of $16.4 million was due to both acquisition activity and internal growth. Net revenues for the three months ended March 31, 2004 as compared to acquisition-adjusted net revenue(1) for the three months ended March 31, 2003, which includes adjustments for acquisitions for the same time frame as actually owned in 2004, increased $11.1 million or 5.9% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $4.8 million or 4.2% to $119.2 million for the three months ended March 31, 2004 from $114.4 million for the same period in 2003. There was a $4.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $0.6 million increase in corporate expenses which is primarily related to the new national sales department established at the corporate headquarters to better serve the Company’s national accounts.

Depreciation and amortization expense increased $1.8 million or 2.7% from $67.5 million for the three months ended March 31, 2003 to $69.3 million for the three months ended March 31, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $11.1 million to $13.4 million for the three months ended March 31, 2004 compared to $2.3 million for the same period in 2003.

Interest expense decreased $6.2 million from $23.8 million for the three months ended March 31, 2003 to $17.6 million for the three months ended March 31, 2004 as a result of lower interest rates both on existing and recently refinanced debt. In addition, for the three months ended March 31, 2004 there were no refinancing activities resulting in a loss on extinguishment of debt.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $28.3 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. There was a decrease in the income tax benefit of $10.2 million for the three months ended March 31, 2004 over the same period in 2003. The effective tax rate for the three months ended March 31, 2004 is 41.1%.

Due to the adoption of SFAS No. 143 during the three months ended March 31, 2003, the Company recorded a cumulative effect of a change in accounting principle in the amount of $11.7 million net of an income tax benefit of $7.5 million.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2004 of $2.4 million, as compared to a net loss of $32.3 million for the same period in 2003.

On April 23, 2004, the Company sold transit advertising assets with a carrying value of approximately $7.0 million to Outdoor Promotions, Inc. for a purchase price of approximately $3.0 million, which will be recorded as a loss on disposition of assets in the second quarter of 2004. The sale of these assets is not expected to have a material effect on our revenues.

(1)	Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Three months ended March 31,
	(in thousands)
	2004	2003
Reported net revenue	$200,976	$184,221
Acquisition net revenue	—	5,621

Acquisition-adjusted net revenue	$200,976	$189,842

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

The Company’s cash flows provided by operating activities increased by $14.5 million for the three months ended March 31, 2004 due primarily to a decrease in net loss of $29.8 million offset by a decrease in adjustments to reconcile net loss to cash provided by operating activities of $13.1 million, which primarily includes a decrease in the loss on extinguishment of debt of $11.2 million, a decrease in the cumulative effect of a change in accounting principle of $11.7 million offset by a decrease in deferred income tax benefit of $10.0 million. In addition, as compared to the same period in 2003, there were increases in the change in receivables of $1.2 million and prepaid expenses of $1.2 million, and decreases in other liabilities of $0.5 million, trade accounts payable of $0.4 million and in accrued expenses of $0.6 million offset by a decrease in other assets of $1.7 million.

Cash flows used in investing activities increased $12.3 million from $23.5 million in 2003 to $35.8 million in 2004 primarily due to the increase in cash used in acquisition activity by the Company in 2004 of $14.4 million offset by a decrease in cash used for capital expenditures of $1.9 million.

Cash flows used in financing activities decreased by $3.8 million for the three months ended March 31, 2004 due to a decrease in cash from deposits for debt extinguishment of $266.7 million offset by a $262.0 million decrease in principal payments of long-term debt related to the Company’s refinancing activity in 2003. In addition, there was a $6.1 million increase in proceeds from issuance of the Company’s Class A common stock related to option activity, a $7.4 million decrease in debt issuance costs and a $5.0 million increase in net payments under credit agreements.

During the three months ended March 31, 2004, the Company financed its acquisition activity of approximately $25.3 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $21.0 million as well as the issuance of shares of the Company’s Class A common stock and warrants valued at the time of issuance at approximately $4.3 million.

The Company’s wholly owned subsidiary, Lamar Media Corp., amended its bank credit facility in February 2004 whereby it changed its $975.0 million term facility which included a $300 million Tranche A facility and a $675 million Tranche B facility to a $425.0 million Tranche A and a $550.0 million Tranche C facility. The total debt outstanding remained unchanged. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. At March 31, 2004, Lamar Media had $182.3 million available under its revolving bank credit facility.

In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments were detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 10, 2004 and there have been no material changes during the quarter ended March 31, 2004.

Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indenture relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:

•	up to $1.3 billion of indebtedness under its bank credit facility;

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $20 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $40 million.

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At March 31, 2004 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 (through December 30, 2004) and 5.75 to 1 (after December 30, 2004); and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 4.00 to 1 (through December 30, 2004) and 3.75 to 1 (after December 30, 2004).

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

•	an interest coverage ratio defined as EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the period ending after March 15, 2004. The application of this Interpretation did not have a material effect on the Company’s financial statements as the Company has no interest in variable interest entities.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Net revenues increased $16.8 million or 9.1% to $201.0 million for the three months ended March 31, 2004 from $184.2 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $16.4 million or 9.6%. The increase in billboard net revenues of $16.4 million was due to both acquisition activity and internal growth. Net revenues for the three months ended March 31, 2004 as compared to acquisition-adjusted net revenue(2) for the three months ended March 31, 2003, which includes adjustments for acquisitions for the same time frame as actually owned in 2004, increased $11.1 million or 5.9% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $4.7 million or 4.1% to $119.1 million for the three months ended March 31, 2004 from $114.4 million for the same period in 2003. There was a $4.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Media’s core assets and a $0.6 million increase in corporate expenses which is primarily related to the new national sales department established at the corporate headquarters to better serve Media’s national accounts.

Depreciation and amortization expense increased $2.1 million or 3.1% from $66.7 million for the three months ended March 31, 2003 to $68.8 million for the three months ended March 31, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $10.8 million to $14.0 million for the three months ended March 31, 2004 compared to $3.2 million for the same period in 2003.

Interest expense decreased $4.5 million from $20.0 million for the three months ended March 31, 2003 to $15.5 million for the three months ended March 31, 2004 as a result of lower interest rates both on existing and recently refinanced debt. In addition for the three months ended March 31, 2004 there were no refinancing activities resulting in a loss of extinguishment of debt.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $26.4 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. There was a decrease in the income tax benefit of $9.5 million for the three months ended March 31, 2004 over the same period in 2003. The effective tax rate for the three months ended March 31, 2004 is 41.1%.

Due to the adoption of SFAS No. 143 during the three months ended March 31, 2003, Media recorded a cumulative effect of a change in accounting principle in the amount of $11.7 million net of an income tax benefit of $7.5 million.

As a result of the above factors, Media recognized a net loss for the three months ended March 31, 2004 of $0.9 million, as compared to a net loss of $29.4 million for the same period in 2003.

On April 23, 2004, the Company sold transit advertising assets with a carrying value of approximately $7.0 million to Outdoor Promotions, Inc. for a purchase price of approximately $3.0 million, which will be recorded as a loss on disposition of assets in the second quarter 2004. The sale of these assets is not expected to have a material effect on our revenues.

(2)	Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Three months ended March 31,
	(in thousands)
	2004	2003
Reported net revenue	$200,976	$184,221
Acquisition net revenue	—	5,621

Acquisition-adjusted net revenue	$200,976	$189,842

Media’s management believes that acquisition-adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of Media’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2004, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 10, 2004.

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

At March 31, 2004, there was approximately $1.0 billion of aggregate indebtedness outstanding under the bank credit agreement, or approximately 60.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the first quarter of 2004 with respect to borrowings under the bank credit agreement was $8.3 million, and the weighted average interest rate applicable to borrowings under this credit facility during the first quarter of 2004 was 3.1%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.1% rather than 3.1%), then the Company’s first quarter 2004 interest expense would have been approximately $5.2 million higher resulting in a $3.1 million increase in the Company’s first quarter 2004 net loss.

The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.

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

There was no change in the internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) of the Company and Lamar Media identified in connection with the evaluation of the Company’s and Lamar Media’s internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s and Lamar Media’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHSES OF EQUITY SECURITIES.

(c) In connection with the acquisition of the Robert G. Woodward Entities on January 9, 2004, the Company issued a warrant to purchase up to 50,000 shares of its Class A common stock at a price per share of $35.89 (the “Warrant”), which is exercisable in whole or part through January 9, 2009. The total acquisition consideration for the Robert G. Woodward Entities consisted of the Warrant, approximately $1.9 million in cash and 68,986 shares of Class A common stock, which were issued off the Company’s effective S-4 registration statement (File No. 333-108689). The Warrant was issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. As a basis for doing so the Company relied on the following facts: (1) the Company offered these securities to one offeree without any general solicitation and (2) the Company obtained representations from the purchaser that it was acquiring the shares for investment purposes and not with a view to distribution or resale, nor with any present intention of distributing or selling the same.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

On February 11, 2004, Lamar Advertising Company filed a Current Report on Form 8-K in order to furnish to the Commission its earnings press release for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 7, 2004	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 7, 2004	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Amendment No. 1 dated as of January 28, 2004 to the Credit Agreement dated as of March 7, 2003 between Lamar Media Corp., the Subsidiary Guarantors a party thereto and JPMorgan Chase Bank, as administrative agent for the lenders. Filed herewith.

4.2	Tranche C Term Loan Agreement dated as of February 6, 2004 between Lamar Media Corp., the Subsidiary Guarantors a party thereto, the Tranche C Loan Lenders a party thereto and JPMorgan Chase Bank, as administrative agent. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.