Form 10-Q
period 2004-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-08-06
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended June 30, 2004

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

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 2, 2004: 88,594,472

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 2, 2004: 15,672,527

The number of shares of Lamar Media Corp. common stock outstanding as of August 2, 2004: 100

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

This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s and Lamar Media’s:

•	expected operating results;

•	market opportunities;

•	acquisition opportunities;

•	ability to compete; and

•	stock price.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2003 of the Company and Lamar Media (the “2003 Combined Form 10-K”) under the caption “Factors Affecting Future Operating Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 10, 2004.

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

PART I — FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,775	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and $4,914 in 2004 and 2003, respectively	101,575	90,072
Prepaid expenses	46,731	32,377
Deferred income tax assets	6,166	6,051
Other current assets	6,685	7,820

Total current assets	178,932	144,117

Property, plant and equipment	1,959,219	1,933,003
Less accumulated depreciation and amortization	(733,109)	(679,205)

Net property, plant and equipment	1,226,110	1,253,798

Goodwill	1,252,749	1,240,275
Intangible assets	929,354	966,998
Other assets	31,191	32,159

Total assets	$3,618,336	$3,637,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	37,924	5,044
Accrued expenses	35,866	45,986
Deferred income	12,073	14,372

Total current liabilities	94,673	74,215

Long-term debt	1,623,444	1,699,819
Deferred income tax liabilities	93,427	94,542
Asset retirement obligation	40,393	36,857
Other liabilities	8,549	9,109

Total liabilities	1,860,486	1,914,542

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2004 and 2003	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2004 and 2003	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 88,594,472 and 87,266,763 shares issued and outstanding at 2004 and 2003, respectively	89	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 and 16,147,073 shares issued and outstanding at 2004 and 2003, respectively	16	16
Additional paid-in capital	2,126,362	2,097,555
Accumulated deficit	(368,617)	(374,853)

Stockholders’ equity	1,757,850	1,722,805

Total liabilities and stockholders’ equity	$3,618,336	$3,637,347

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003		2004	2003
Net revenues	$226,915		$208,178	$427,891	$392,399

Operating expenses (income)
Direct advertising expenses	74,362		73,361	148,153	144,918
General and administrative expenses	38,437		35,216	76,713	71,517
Corporate expenses	7,214		5,364	14,373	11,910
Depreciation and amortization	71,519		69,560	140,839	137,073
Loss (gain) on disposition of assets	3,461		(828)	2,532	(858)

	194,993		182,673	382,610	364,560

Operating income	31,922		25,505	45,281	27,839
Other expense (income)
Loss on extinguishment of debt	—		5,754	—	16,927
Interest income	(62)		(66)	(121)	(184)
Interest expense	16,833		22,587	34,403	46,347

	16,771		28,275	34,282	63,090

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	15,151		(2,770)	10,999	(35,251)
Income tax expense (benefit)	6,286		(569)	4,581	(12,457)

Income (loss) before cumulative effect of a change in accounting principle	8,865		(2,201)	6,418	(22,794)
Cumulative effect of a change in accounting principle, net of tax	—		—	—	11,679

Net income (loss)	8,865		(2,201)	6,418	(34,473)
Preferred stock dividends	91		91	182	182

Net income (loss) applicable to common stock	$8,774		$(2,292)	$6,236	$(34,655)

Earnings (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.08	$	(0.02)	$0.06	$(0.23)
Cumulative effect of a change in accounting principle	—		—	—	(0.11)

Basic earnings (loss) per share	$0.08		$(0.02)	$0.06	$(0.34)

Diluted:
Before cumulative effect of a change in accounting principle	$0.08		$(0.02)	$0.06	$(0.23)
Cumulative effect of a change in accounting principle	—		—	—	(0.11)

Diluted earnings (loss) per share	$0.08		$(0.02)	$0.06	$(0.34)

Weighted average common shares used in computing earnings (loss) per share:
Basic	103,902,268		102,481,555	103,754,925	102,076,725
Incremental common shares	592,146		—	519,641	—

Diluted	104,494,414		102,481,555	104,274,566	102,076,725

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,418	$(34,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	140,839	137,073
Loss (gain) on disposition of assets	2,532	(858)
Deferred tax expense (benefit)	3,759	(12,197)
Provision for doubtful accounts	3,460	4,268
Loss on debt extinguishment	—	16,927
Cumulative effect of a change in accounting principle, net of tax	—	11,679
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,455)	(10,293)
Prepaid expenses	(14,550)	(13,038)
Other assets	1,715	(4,776)
Increase (decrease) in:
Trade accounts payable	(2)	370
Accrued expenses	(10,186)	4,646
Other liabilities	(2,299)	(1,014)

Net cash provided by operating activities	117,231	98,314

Cash flows from investing activities:
Acquisition of new markets	(50,541)	(102,804)
Capital expenditures	(35,075)	(40,767)
Proceeds from disposition of assets	3,526	2,448

Net cash used in investing activities	(82,090)	(141,123)

Cash flows from financing activities:
Debt issuance costs	(1,036)	(9,050)
Net proceeds from issuance of common stock	19,549	4,303
Principal payments on long-term debt	(3,494)	(370,939)
Net (payments) borrowings under credit agreements	(40,000)	40,000
Cash from deposits for debt extinguishment	—	266,657
Deposits for debt extinguishment	—	(301,198)
Net proceeds from note offerings and new note payable	—	408,300
Dividends	(182)	(182)

Net cash (used in) provided by financing activities	(25,163)	37,891

Net increase (decrease) in cash and cash equivalents	9,978	(4,918)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$17,775	$10,692

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,671	$36,422

Cash paid for state and federal income taxes	$423	$291

Common stock issuance related to acquisitions	$4,270	$50,630

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

On June 25, 2004, the Company purchased the assets of Pinnacle Media, LLC for a cash purchase price of approximately $10,338.

During the six months ended June 30, 2004, the Company completed additional acquisitions of outdoor advertising assets for a total purchase price of approximately $30,135, which consisted of the issuance of 68,986 shares of Lamar Advertising Class A common stock valued at $2,476, warrants valued at $1,794 and $25,865 in cash.

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

	Advantage	Action	Pinnacle
	Adv., LLC	Adv., Inc.	Media, LLC	Other	Total
Current assets	$—	110	207	—	317
Property, plant and equipment	855	2,208	1,699	9,782	14,544
Goodwill	2,854	—	643	8,977	12,474
Site locations	2,806	5,064	6,386	8,622	22,878
Non-competition agreements	—	40	—	215	255
Customer lists and contracts	643	1,188	1,463	2,896	6,190
Current liabilities	—	—	60	357	417

	$7,158	8,610	10,338	30,135	56,241

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statements of operations data for the three months and six months ended June 30, 2004 and June 30, 2003 as if each of the above acquisitions and the acquisitions occurring in 2003, which were fully described in the 2003 Combined Form 10-K, had been consummated as of January 1, 2003. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$227,443	$211,153	$429,341	$401,660

Net income (loss) applicable to common stock	$9,065	$(2,032)	$6,954	$(34,364)

Net loss per common share - basic	$0.09	$(0.02)	$0.07	$(0.33)

Net loss per common share - diluted	$0.09	$(0.02)	$0.07	$(0.33)

3. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2004 and December 31, 2003.

		June 30, 2004		December 31, 2003
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Debt issuance costs and fees	7 – 10	$50,174	$23,415	$49,138	$20,783
Customer lists and contracts	7 – 10	394,981	274,013	388,791	248,617
Non-competition agreements	3 - 15	57,919	49,371	57,664	46,197
Site locations	15	1,043,915	277,595	1,021,037	243,170
Other	5 - 15	13,611	6,852	17,578	8,443

		1,560,600	631,246	1,534,208	567,210
Unamortizable Intangible Assets:
Goodwill		$1,506,384	$253,635	$1,493,910	$253,635

The changes in the gross carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

Balance as of December 31, 2003	$1,493,910
Goodwill acquired during the six months ending June 30, 2004	12,474
Impairment losses	—

Balance as of June 30, 2004	$1,506,384

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

All of the Company’s asset retirement obligations relate to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003	$36,857
Additions to asset retirement obligations	3,053
Accretion expense	1,355
Liabilities settled	(872)

Balance at June 30, 2004	$40,393

6. Stock-Based Compensation

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123” permit entities to recognize as an expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.

The following table illustrates the effect on net income (loss) and income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) applicable to common stock, as reported	$8,774	$(2,292)	$6,236	$(34,655)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,023)	(967)	(5,884)	(1,978)

Pro forma net income (loss) applicable to common stock	6,751	(3,259)	352	(36,633)

Net income (loss) per common share – basic and diluted
Net income (loss), as reported	$0.08	$(0.02)	$0.06	$(0.34)
Net income (loss), pro forma	$0.06	$(0.03)	$—	$(0.36)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of June 30, 2004 and December 31, 2003, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,962,069 and $1,937,244, respectively.

8. Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s convertible debt, options and warrants were converted to common stock. The number of potentially dilutive shares excluded from the calculation because of their antidilutive effect is 5,581,755 and 7,513,583 for the three months ended June 30, 2004 and 2003 and 5,581,755 and 7,033,955 for the six months ended June 30, 2004 and 2003, respectively.

The following table reconciles the net income (loss) and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month and six month periods ended June 30, 2004 and 2003.

	Three months ended June 30, 2004			Six months ended June 30, 2004
		Weighted			Weighted
	Net Income	Average		Net Income	Average
	Available	Common		Available	Common
	to Common	Shares	Earnings	to Common	Shares	Earnings
	Stockholders	Outstanding	Per Share	Stockholders	Outstanding	Per Share
Basic	$8,774	103,902,268	$0.08	$6,236	103,754,925	$0.06
Effect of dilutive securities:
Preferred stock	—	—		—	—
Stock options	—	585,166		—	514,043
Warrants	—	6,980		—	5,598

Diluted	$8,774	104,494,414	$0.08	$6,236	104,274,566	$0.06

	Three months ended June 30, 2003			Six months ended June 30, 2003
		Weighted			Weighted
	Net Loss	Average		Net Loss	Average
	Available	Common		Available	Common
	to Common	Shares	Loss	to Common	Shares	Loss
	Stockholders	Outstanding	Per Share	Stockholders	Outstanding	Per Share
Basic	$(2,292)	102,481,555	$(0.02)	$(34,655)	102,076,725	$(0.34)
Effect of dilutive securities:
Preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	—		—	—

Diluted	$(2,292)	102,481,555	$(0.02)	$(34,655)	102,076,725	$(0.34)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, (revised December 2003) an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the period ending after March 15, 2004. The application of this Interpretation did not have an effect on the Company’s financial statements as the Company has no interest in variable interest entities.

On March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The proposed change in accounting would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value methods of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact the adoption of the exposure draft will have on our financial position and results of operations.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,775	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and 4,914 in 2004 and 2003, respectively	101,575	90,072
Prepaid expenses	46,731	32,377
Deferred income tax asset	6,166	6,051
Other current assets	5,998	7,665

Total current assets	178,245	143,962

Property, plant and equipment	1,959,219	1,933,003
Less accumulated depreciation and amortization	(733,109)	(679,205)

Net property, plant and equipment	1,226,110	1,253,798

Goodwill	1,245,233	1,232,857
Intangible assets	916,121	952,347
Other assets	35,929	50,744

Total assets	$3,601,638	$3,633,708

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	37,924	5,044
Accrued expenses	28,507	38,068
Deferred income	12,073	14,372

Total current liabilities	87,314	66,297

Long-term debt	1,335,944	1,412,319
Deferred income tax liabilities	122,711	121,440
Asset retirement obligation	40,393	36,857
Other liabilities	8,549	9,109

Total liabilities	1,594,911	1,646,022

Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	2,343,210	2,333,951
Accumulated deficit	(336,483)	(346,265)

Stockholder’s equity	2,006,727	1,987,686

Total liabilities and stockholder’s equity	$3,601,638	$3,633,708

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$226,915	$208,178	$427,891	$392,399

Operating expenses
Direct advertising expenses	74,362	73,361	148,153	144,918
General and administrative expenses	38,437	35,216	76,713	71,517
Corporate expenses	7,128	5,226	14,203	11,745
Depreciation and amortization	70,604	68,654	139,392	135,336
Loss (gain) on disposition of assets	3,461	(828)	2,532	(858)

	193,992	181,629	380,993	362,658

Operating income	32,923	26,549	46,898	29,741
Other expense (income)
Loss on debt extinguishment	—	5,754	—	16,927
Interest income	(62)	(66)	(121)	(184)
Interest expense	14,767	18,470	30,271	38,456

	14,705	24,158	30,150	55,199

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	18,218	2,391	16,748	(25,458)
Income tax expense (benefit)	7,570	1,455	6,966	(8,628)

Income (loss) before cumulative effect of a change in accounting principle	10,648	936	9,782	(16,830)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(11,679)

Net income (loss)	$10,648	$936	$9,782	$(28,509)

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$9,782	$(28,509)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	139,392	135,336
Loss (gain) on disposition of assets	2,532	(858)
Deferred tax expense (benefit)	6,144	(8,368)
Provision for doubtful accounts	3,460	4,268
Loss on debt extinguishment	—	16,927
Cumulative effect of a change in accounting principle, net of tax	—	11,679
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(13,922)	(10,165)
Prepaid expenses	(14,550)	(13,038)
Other assets	15,561	(15,922)
Increase (decrease) in:
Trade accounts payable	(2)	370
Accrued expenses	(9,626)	5,451
Other liabilities	(2,299)	(1,014)

Net cash provided by operating activities	136,472	96,157

Cash flows from investing activities:
Acquisition of new markets	(50,541)	(101,599)
Capital expenditures	(34,949)	(40,767)
Proceeds from disposition of assets	3,526	2,448

Net cash used in investing activities	(81,964)	(139,918)

Cash flows from financing activities:
Debt issuance costs	(1,036)	(9,050)
Dividend	—	(15,813)
Principal payments on long-term debt	(3,494)	(370,939)
Net (payments) borrowings under credit agreements	(40,000)	40,000
Cash from deposits for debt extinguishment	—	266,657
Net proceeds from note offering and new note payable	—	127,988

Net cash (used in) provided by financing activities	(44,530)	38,843

Net increase (decrease) in cash and cash equivalents	9,978	(4,918)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$17,775	$10,692

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,538	$28,875

Cash paid for state and federal income taxes	$423	$291

Parent company stock contributed for acquisitions	$4,270	$50,630

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

Certain notes are not provided for the accompanying consolidated financial statements as the information in notes 2, 3, 4, 5, 7 and 9 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in the 2003 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the six months and three months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 3% by completing over 190 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $378.2 million, which included the issuance of 3,024,545 shares of Lamar Advertising Company Class A common stock valued at the time of issuance of approximately $109.2 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement, as amended, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.

Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2004	2003	2004	2003
Billboard	$14,067	$15,121	$24,185	$25,221
Logos	475	1,550	1,152	4,068
Transit	444	221	775	931
Land and buildings	2,462	3,030	5,765	5,919
Other PP&E	1,736	3,037	3,198	4,628

Total capital expenditures	$19,184	$22,959	$35,075	$40,767

RESULTS OF OPERATIONS

Six Months ended June 30, 2004 compared to Six Months ended June 30, 2003

Net revenues increased $35.5 million or 9.0% to $427.9 million for the six months ended June 30, 2004 from $392.4 million for the same period in 2003. This increase was attributable primarily to (i) an increase in billboard net revenues of $34.3 million or 9.3%, (ii) a $0.8 million increase in logo sign revenue, which represents an increase of 4.3% over the prior period, and (iii) a $0.7 million increase in transit revenue, which represents a 16.8% increase over the prior period.

The increase in billboard net revenues of $34.3 million was due to both acquisition activity and internal growth generated by increases in both billboard occupancy and rates while the increase in logo sign revenue of $0.8 million and transit revenue growth of $0.7 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the six months ended June 30, 2004 as compared to adjusted net revenue(1) for the six months ended June 30, 2003, which includes adjustments for acquisitions and divestitures for the same time frame as actually owned in 2004, increased $27.3 million or 6.8% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $10.9 million or 4.8% to $239.2 million for the six months ended June 30, 2004 from $228.3 million for the same period in 2003. There was an $8.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.5 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters and a $1.0 million reduction in our legal reserve, which was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $3.7 million or 2.7% from $137.1 million for the six months ended June 30, 2003 to $140.8 million for the six months ended June 30, 2004.

Due to the above factors, operating income increased $17.5 million to $45.3 million for six months ended June 30, 2004 compared to $27.8 million for the same period in 2003.

In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the six months ended June 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $11.9 million from $46.3 million for the six months ended June 30, 2003 to $34.4 million for the six months ended June 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $46.3 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $17.0 million for the six months ended June 30, 2004 over the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 41.6%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $11.7 million during the six months ended June 30, 2003.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2004 of $6.4 million, as compared to a net loss of $34.5 million for the same period in 2003.

(1)	Reconciliation of Reported Net Revenue to Adjusted Net Revenue:

	Six months ended June 30,
	(in thousands)
	2004	2003
Reported net revenue	$427,891	$392,399
Acquisition net revenue, net of divestitures	—	8,162

Adjusted net revenue	$427,891	$400,561

The Company’s management believes that adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

Three Months ended June 30, 2004 compared to Three Months ended June 30, 2003

Net revenues increased $18.7 million or 9.0% to $226.9 million for the three months ended June 30, 2004 from $208.2 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $17.7 million or 9.1% over the prior period. The increase in billboard net revenues of $17.7 million was due to both acquisition activity and internal growth generated by increases in both billboard occupancy and rates. Net revenues for the three months ended June 30, 2004 as compared to adjusted net revenue(2) for the three months ended June 30, 2003, which includes adjustments for acquisitions and divestitures for the same time frame as actually owned in 2004, increased $16.2 million or 7.7% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $6.1 million or 5.4% to $120.0 million for the three months ended June 30, 2004 from $113.9 million for the same period in 2003. There was a $4.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.9 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters and a $1.0 million reduction in our legal reserve, which was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $1.9 million or 2.7% from $69.6 million for the three months ended June 30, 2003 to $71.5 million for the three months ended June 30, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $6.4 million to $31.9 million for the three months ended June 30, 2004 compared to $25.5 million for the same period in 2003.

In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the three months ended June 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $5.8 million from $22.6 million for the three months ended June 30, 2003 to $16.8 million for the three months ended June 30, 2004.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $17.9 million increase in income before income taxes and cumulative effect of a change in accounting principle. There was an increase in income tax expense of $6.9 million for the three months ended June 30, 2004 over the same period in 2003. The effective tax rate for the three months ended June 30, 2004 was 41.5%.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2004 of $8.9 million, as compared to a net loss of $2.2 million for the same period in 2003.

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

(2)	Reconciliation of Reported Net Revenue to Adjusted Net Revenue:

	Three months ended June 30,
	(in thousands)
	2004	2003
Reported net revenue	$226,915	$208,178
Acquisition net revenue, net of divestitures	—	2,541

Adjusted net revenue	$226,915	$210,719

The Company’s management believes that adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

The Company’s cash flows provided by operating activities increased by $18.9 million for the six months ended June 30, 2004. The increase was due primarily to a change in net income (loss) of $40.9 million offset by a decrease in adjustments to reconcile net loss to cash provided by operating activities of $6.3 million, which primarily includes a decrease in the loss on extinguishment of debt of $16.9 million; a decrease in the cumulative effect of a change in accounting principle of $11.7 million offset by a decrease in deferred income tax benefit of $16.0 million; and an increase in depreciation and amortization of $3.7 million and an increase in loss (gain) on disposition of assets of $3.4 million. In addition, as compared to the same period in 2003, there were increases in the change in receivables of $4.1 million and prepaid expenses of $1.6 million, and decreases in other liabilities of $1.3 million, trade accounts payable of $0.3 million and in accrued expenses of $14.9 million offset by a decrease in other assets of $6.5 million.

Cash flows used in investing activities decreased $59.0 million from $141.1 million in 2003 to $82.1 million in 2004 primarily due to the decreases in cash used in acquisition activity of $52.3 million and capital expenditures of $5.7 million and an increase in proceeds from disposition of assets of $1.0 million.

Cash flows used in financing activities decreased by $63.1 million for the six months ended June 30, 2004 due to decreases in cash from deposits for debt extinguishment of $266.7 million and net proceeds from note offerings and new notes payable of $408.3 million offset by decreases of $287.4 million in principal payments of long-term debt and deposits for debt extinguishment of $301.2 million related to the Company’s refinancing activity in 2003. In addition, there was a $15.2 million increase in proceeds from issuance of the Company’s Class A common stock related to option activity, and an $8.1 million decrease in debt issuance costs.

During the six months ended June 30, 2004, the Company financed its acquisition activity of approximately $54.8 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $50.5 million as well as the issuance of the Company’s Class A common stock and warrants valued at the time of issuance at approximately $4.3 million.

The Company’s wholly owned subsidiary, Lamar Media Corp., amended its bank credit facility in February 2004 whereby it changed its $975.0 million term facility, which included a $300.0 million Tranche A facility and a $675.0 million Tranche B facility, to a $425.0 million Tranche A and a $550.0 million Tranche C facility. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. At June 30, 2004, Lamar Media had $216.6 million available under its revolving bank credit facility.

In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments were detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 10, 2004, and there have been no material changes during the six months ended June 30, 2004.

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

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the payments due under the bank credit agreement may be accelerated. At June 30, 2004 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 (through December 30, 2004) and 5.75 to 1 (after December 30, 2004); and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 4.00 to 1 (through December 30, 2004) and 3.75 to 1 (after December 30, 2004).

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

•	an interest coverage ratio defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

As defined under Lamar Media’s bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2004. All debt obligations are on the Company’s balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities, (revised December 2003) an interpretation of ARB No. 51.” This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003 and existing variable interest entities at the end of the period ending after March 15, 2004. The application of this Interpretation did not have an effect on the Company’s financial statements as the Company has no interest in variable interest entities.

On March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The proposed change in accounting would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value methods of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with binomial or lattice models preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact, if any, the adoption of the exposure draft, if issued as a final standard, will have on our financial position and results of operations.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the six months and the three months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

Six Months ended June 30, 2004 compared to Six Months ended June 30, 2003

Net revenues increased $35.5 million or 9.0% to $427.9 million for the six months ended June 30, 2004 from $392.4 million for the same period in 2003. This increase was attributable primarily to (i) an increase in billboard net revenues of $34.3 million or 9.3% over the prior period, (ii) a $0.8 million increase in logo sign revenue, which represents an increase of 4.3% over the prior period and (iii) a $0.7 million increase in transit revenue, which represents a 16.8% increase over the prior period.

The increase in billboard net revenues of $34.3 million was due to both acquisition activity and internal growth generated by increases in both billboard occupancy and rates while the increase in logo sign revenue of $0.8 million and transit revenue growth of $0.7 million was generated by internal growth across various markets within the logo sign and transit programs. Net revenues for the six months ended June 30, 2004 as compared to adjusted net revenue(3) for the six months ended June 30, 2003, which includes adjustments for acquisitions and divestitures for the same time frame as actually owned in 2004, increased $27.3 million or 6.8% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $10.9 million or 4.8% to $239.1 million for the six months ended June 30, 2004 from $228.2 million for the same period in 2003. There was a $8.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.5 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters and a $1.0 million reduction in our legal reserve, which was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $4.1 million or 3.0% from $135.3 million for the six months ended June 30, 2003 to $139.4 million for the six months ended June 30, 2004.

Due to the above factors, operating income increased $17.2 million to $46.9 million for six months ended June 30, 2004 compared to $29.7 million for the same period in 2003.

In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the six months ended June 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $8.2 million from $38.5 million for the six months ended June 30, 2003 to $30.3 million for the six months ended June 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $42.2 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $15.6 million for the six months ended June 30, 2004 over the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 41.6%.

(3)	Reconciliation of Reported Net Revenue to Adjusted Net Revenue:

	Six months ended June 30,
	(in thousands)
	2004	2003
Reported net revenue	$427,891	$392,399
Acquisition net revenue, net of divestitures	—	8,162

Adjusted net revenue	$427,891	$400,561

The Company’s management believes that adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $11.7 million during the six months ended June 30, 2003.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2004 of $9.8 million, as compared to a net loss of $28.5 million for the same period in 2003.

Three Months ended June 30, 2004 compared to Three Months ended June 30, 2003

Net revenues increased $18.7 million or 9.0% to $226.9 million for the three months ended June 30, 2004 from $208.2 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $17.7 million or 9.1% over the prior period. The increase in billboard net revenues of $17.7 million was due to both acquisition activity and internal growth generated by increases in both billboard occupancy and rates. Net revenues for the three months ended June 30, 2004 as compared to adjusted net revenue(4) for the three months ended June 30, 2003, which includes adjustments for acquisitions and divestitures for the same time frame as actually owned in 2004, increased $16.2 million or 7.7% as a result of net revenue internal growth.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $6.1 million or 5.4% to $119.9 million for the three months ended June 30, 2004 from $113.8 million for the same period in 2003. There was a $4.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.9 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters and a $1.0 million reduction in our legal reserve which, was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $1.9 million or 2.8% from $68.7 million for the three months ended June 30, 2003 to $70.6 million for the three months ended June 30, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $6.4 million to $32.9 million for the three months ended June 30, 2004 compared to $26.5 million for the same period in 2003.

In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the three months ended June 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $3.7 million from $18.5 million for the three months ended June 30, 2003 to $14.8 million for the three months ended June 30, 2004.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $15.8 million increase in income before income taxes and cumulative effect of a change in accounting principle. There was an increase in income tax expense of $6.1 million for the three months ended June 30, 2004 over the same period in 2003. The effective tax rate for the three months ended June 30, 2004 was 41.6%.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2004 of $10.6 million, as compared to net income of $0.9 million for the same period in 2003.

(4)	Reconciliation of Reported Net Revenue to Adjusted Net Revenue:

	Three months ended June 30,
	(in thousands)
	2004	2003
Reported net revenue	$226,915	$208,178
Acquisition net revenue, net of divestitures	—	2,541

Adjusted net revenue	$226,915	$210,719

The Company’s management believes that adjusted net revenue is useful in evaluating the Company’s performance and provides investors and financial analysts a better understanding of the Company’s core operating results. The acquisition adjustments are intended to provide information that may be useful for investors when assessing period to period results. Our presentations of this measure, however, may not be comparable to similarly titled measures used by other companies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2004, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 10, 2004.

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

At June 30, 2004, there was approximately $975.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 60.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2004 with respect to borrowings under the bank credit agreement was $16.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2004 was 3.0%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.0% rather than 3.0%), then the Company’s six months ended June 30, 2004 interest expense would have been approximately $10.3 million higher resulting in a $6.0 million decrease in the Company’s six months ended June 30, 2004 net income.

The Company has attempted to mitigate the interest rate, risk resulting from its variable interest rate, long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders on Thursday, May 27, 2004. Kevin P. Reilly, Jr., Charles W. Lamar, III, Anna Reilly Cullinan, Stephen P. Mumblow, John Maxwell Hamilton, Thomas Reifenheiser and Robert Jelenic were elected as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. The stockholders also approved an amendment to the Company’s 1996 Equity Incentive Plan to increase the number of shares of the Company’s Class A common stock available for issuance from 8,000,000 to 10,000,000 shares.

The results of voting at the Company’s annual meeting of stockholders were as follows:

Proposal No. 1 Election of Directors

	VOTES	VOTES
Nominee	FOR	WITHHELD
Kevin P. Reilly, Jr.	239,033,483	376,866
Charles W. Lamar, III	238,595,883	814,466
Anna Reilly Cullinan	239,033,483	376,866
Stephen P. Mumblow	238,585,533	824,816
John Maxwell Hamilton	239,033,483	376,866
Thomas V. Reifenheiser	239,033,483	376,866
Robert M. Jelenic	239,195,363	214,986

Proposal No. 2. Amendment of the Company’s 1996 Equity Incentive Plan

VOTES	VOTES	VOTES	BROKER
FOR	AGAINST	ABSTAIN	NON-VOTES
201,803,772	30,884,463	3,627	6,718,487

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

(b) Reports on Form 8-K

On May 6, 2004, Lamar Advertising Company filed a Current Report on Form 8-K (Item 12) in order to furnish to the Commission its earnings press release for the quarter ended March 31, 2004.*

* Information furnished under Item 9 or Item 12 of Form 8-K is not incorporated by reference, is not deemed filed and is not subject to liability under Section 11 of the Securities Act of 1933 or Section 18 of the Securities exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY
DATED: August 5, 2004	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: August 5, 2004	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co. and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated April 5, 2004. Filed herewith.

10.1	Joinder Agreement dated as of April 19, 2004 to Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and Lamar Canadian Outdoor Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent. Filed herewith.

10.2	1996 Equity Incentive Plan, as amended. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.