Form 10-Q
period 2004-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-11-15
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the period ended September 30, 2004
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

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 5, 2004: 88,677,967

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 5, 2004: 15,672,527

The number of shares of Lamar Media Corp. common stock outstanding as of November 5, 2004: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2003 of the Company and Lamar Media (the “2003 Combined Form 10-K”) under the caption “Factors Affecting Future Operating Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I — FINANCIAL INFORMATION

Restatement of Financial Statements

     In connection with the preparation of this Form 10-Q, the Company determined, in consultation with its outside auditors, to change the way it applies Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations,” which the Company adopted effective January 1, 2003. The Company has decided to expand the scope of the outdoor advertising structures that are subject to the calculation of the asset retirement obligations required under Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” by including steel structures in addition to non-steel structures, instead of accounting for such costs under Financial Accounting Standard 13, “Accounting for Leases.”

     As a result, the Company is restating its audited consolidated financial statements for the year ended December 31, 2003 and its unaudited condensed consolidated financial statements for quarters ended March 31, 2004 and June 30, 2004. Amendments to the Company’s previously filed Form 10-K for 2003 and its Forms 10-Q for its first and second quarters of 2004 will be filed to reflect this restatement. In this Form 10-Q, the financial statements and other information for the three months and nine months ended September 30, 2004 are presented on this restated basis. See Note 2 “Restatement of Financial Statements”.

ITEM 1.- FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2004	2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,986	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and $4,914 in 2004 and 2003, respectively	103,260	90,072
Prepaid expenses	47,035	32,377
Deferred income tax assets	6,494	6,051
Other current assets	8,925	7,820

Total current assets	177,700	144,117

Property, plant and equipment	2,065,458	1,988,096
Less accumulated depreciation and amortization	(800,668)	(702,272)

Net property, plant and equipment	1,264,790	1,285,824

Goodwill	1,262,092	1,240,275
Intangible assets	916,188	938,643
Deferred financing costs, net of accumulated amortization of $24,779 and $20,783, respectively	25,873	28,355
Other assets	26,038	32,159

Total assets	$3,672,681	$3,669,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,403	$8,813
Current maturities of long-term debt	55,228	5,044
Accrued expenses	37,893	45,986
Deferred income	15,135	14,372

Total current liabilities	119,659	74,215

Long-term debt	1,605,414	1,699,819
Deferred income tax liabilities	75,784	73,352
Asset retirement obligation	130,174	123,217
Other liabilities	8,424	9,109

Total liabilities	1,939,455	1,979,712

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2004 and 2003	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2004 and 2003	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 88,673,967 and 87,266,763 shares issued and outstanding at 2004 and 2003, respectively	89	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 and 16,147,073 shares issued and outstanding at 2004 and 2003, respectively	16	16
Additional paid-in capital	2,129,058	2,097,555
Accumulated deficit	(395,937)	(407,997)

Stockholders’ equity	1,733,226	1,689,661

Total liabilities and stockholders’ equity	$3,672,681	$3,669,373

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net revenues	$231,622	$211,720	$659,513	$604,119

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	76,390	74,571	224,543	219,489
General and administrative expenses (exclusive of depreciation and amortization)	39,778	36,098	116,491	107,615
Corporate expenses (exclusive of depreciation and amortization)	7,523	6,631	21,896	18,541
Depreciation and amortization	75,163	71,311	217,876	209,408
Loss (gain) on disposition of assets	(468)	(58)	1,617	(1,515)

	198,386	188,553	582,423	553,538

Operating income	33,236	23,167	77,090	50,581
Other expense (income)
Loss on extinguishment of debt	—	12,566	—	29,493
Interest income	(114)	(99)	(235)	(283)
Interest expense	19,173	22,800	56,208	72,479

	19,059	35,267	55,973	101,689

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	14,177	(12,100)	21,117	(51,108)
Income tax expense (benefit)	5,892	(4,447)	8,784	(18,369)

Income (loss) before cumulative effect of a change in accounting principle	8,285	(7,653)	12,333	(32,739)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(40,240)

Net income (loss)	8,285	(7,653)	12,333	(72,979)
Preferred stock dividends	91	91	273	273

Net income (loss) applicable to common stock	$8,194	$(7,744)	$12,060	$(73,252)

Earnings (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.08	$(0.08)	$0.12	$(0.32)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)

Basic earnings (loss) per share	$0.08	$(0.08)	$0.12	$(0.71)

Diluted:
Before cumulative effect of a change in accounting principle	0.08	$(0.08)	$0.12	$(0.32)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)

Diluted earnings (loss) per share	$0.08	$(0.08)	$0.12	$(0.71)

Weighted average common shares used in computing earnings (loss) per share:
Basic	104,288,811	103,251,834	103,934,186	102,472,830
Incremental common shares	584,455	—	533,082	—

Diluted	104,873,266	103,251,834	104,467,268	102,472,830

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net income (loss)	$12,333	$(72,979)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,876	209,408
Amortization costs in interest expense	3,996	4,608
Loss (gain) on disposition of assets	1,617	(1,515)
Deferred tax expense (benefit)	7,408	(18,059)
Provision for doubtful accounts	5,163	6,454
Loss on debt extinguishment	—	29,493
Cumulative effect of a change in accounting principle, net of tax	—	40,240
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,073)	(11,319)
Prepaid expenses	(14,060)	(14,120)
Other assets	(1,968)	(2,781)
Increase (decrease) in:
Trade accounts payable	2,590	3,700
Accrued expenses	(8,864)	(3,378)
Other liabilities	453	1,378

Net cash provided by operating activities	209,471	171,130

Cash flows from investing activities:
Acquisition of new markets	(129,887)	(124,967)
Capital expenditures	(57,975)	(61,299)
Proceeds from disposition of assets	6,771	2,913

Net cash used in investing activities	(181,091)	(183,353)

Cash flows from financing activities:
Debt issuance costs	(1,513)	(9,800)
Net proceeds from issuance of common stock	21,816	5,451
Principal payments on long-term debt	(4,221)	(667,280)
Net payments under credit agreements	(40,000)	—
Cash from deposits for debt extinguishment	—	266,657
Net proceeds from note offerings and new note payable	—	408,350
Dividends	(273)	(273)

Net cash (used in) provided by financing activities	(24,191)	3,105

Net increase (decrease) in cash and cash equivalents	4,189	(9,118)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$11,986	$6,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$63,598	$66,010

Cash paid for state and federal income taxes	$840	$390

Common stock issuance related to acquisitions	$4,270	$50,630

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

The Company previously included amortization of debt issuance costs under depreciation and amortization in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase in interest expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $1,276 for the three months ended September 30, 2003 and $4,608 for the nine months ended September 30, 2003, respectively.

2.	Restatement of Financial Statements

The Company is restating its financial statements for the fiscal quarter and nine-months ended September 30, 2003. This restatement of the Company’s financial statements is being reported in the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004. The fiscal quarter ended September 30, 2003 was originally filed with the Securities and Exchange Commission on November 5, 2003. The Company will also amend and restate its financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K and its unaudited condensed consolidated financial statements for the quarters ended March 31, 2004 and June 30, 2004 on Form 10-Q.

This restatement of the financial statements corrects the adoption of Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” (Statement 143), effective January 1, 2003. Previously all of the Company’s liabilities for asset retirement obligations related to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The Company’s steel structures, unlike its non-steel structures are not typically retired but relocated to another location. As such, the costs associated with the removal of the steel structures and resurfacing of the land were believed to be outside the scope of Statement 143 and were recorded when incurred in accordance with Statement of Financial Accounting Standard 13, “Accounting for Leases”. The Company reconsidered the provisions of Statement 143 and has determined that the liabilities should include costs associated with the removal of the steel structures and resurfacing of the land in the asset retirement obligation.

The effect of the restatement on the condensed consolidated statements of operations for the three-months and nine-months ended September 30, 2003 are set forth below:

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
		As Previously		As Previously
	As Restated	Reported	As Restated	Reported
Depreciation and amortization*	71,311	70,410	209,408	207,483
Loss (gain) on disposition of assets	(58)	242	(1,515)	(616)
Operating expenses	188,553	187,952	553,538	552,512
Operating income	23,167	23,768	50,581	51,607
Interest expense*	22,800	21,524	72,479	67,871
Loss before income tax benefit and cumulative effect of a change in accounting principle	(12,100)	(10,223)	(51,108)	(45,474)
Income tax benefit	(4,447)	(3,715)	(18,369)	(16,172)
Loss before cumulative effect of a change in accounting principle	(7,653)	(6,508)	(32,739)	(29,302)
Cumulative effect of a change in accounting principle, net of tax	—	—	(40,240)	(11,679)
Net loss	(7,653)	(6,508)	(72,979)	(40,981)
Net loss applicable to common stock	(7,744)	(6,599)	(73,252)	(41,254)

*	The as restated three months and nine months ended September 30, 2003 results have been adjusted for the amortization of deferred financing cost reclassification as discussed in footnote 1 to these quarterly financial statements.

	Three months ended		Nine months ended
	September 30, 2003		September 30, 2003
		As Previously		As Previously
	As Restated	Reported	As Restated	Reported
Loss per share:
Basic:
Before cumulative effect of a change in accounting principle	(0.08)	(0.06)	(0.32)	(0.29)
Cumulative effect of a change in accounting principle	—	—	(0.39)	(0.11)

Basic loss per share	(0.08)	(0.06)	(0.71)	(0.40)

Diluted:
Before cumulative effect of a change in accounting principle	(0.08)	(0.06)	(0.32)	(0.29)
Cumulative effect of a change in accounting principle	—	—	(0.39)	(0.11)

Diluted loss per share	(0.08)	(0.06)	(0.71)	(0.40)

The effect of the restatement of the condensed consolidated balance sheet as of December 31, 2003 is set forth below:

	December 31, 2003
		As Previously
	As Restated	Reported
Property, plant & equipment	1,988,096	1,933,003
Accumulated depreciation	(702,272)	(679,205)
Total Assets	3,669,373	3,637,347
Deferred income tax liabilities	73,352	94,542
Asset retirement obligation	123,217	36,857
Total Liabilities	1,979,712	1,914,542
Accumulated Deficit	(407,997)	(374,853)
Stockholder’s Equity	1,689,661	1,722,805
Total liabilities and stockholder’s equity	3,669,373	3,637,347

     The restatement did not effect cash provided by operations, cash used in investing activities or cash provided by financing activities for the nine-months ended September 30, 2003.

3.	Acquisitions

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

On July 6, 2004, the Company purchased certain assets of Olympus Media Group for a cash purchase price of approximately $42,011.

During the nine months ended September 30, 2004, the Company completed additional acquisitions of outdoor advertising assets for a total purchase price of approximately $72,721, which consisted of the issuance of 68,986 shares of Lamar Advertising Class A common stock valued at $2,476, warrants valued at $1,794 and $68,451 in cash.

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

				Olympus
	Advantage	Action	Pinnacle	Media
	Adv., LLC	Adv., Inc.	Media, LLC	Group	Other	Total
Current assets	$—	110	207	955	1,189	2,461
Property, plant and equipment	855	2,208	1,714	14,266	24,331	43,374
Goodwill	2,854	—	628	993	17,342	21,817
Site locations	2,806	5,064	6,386	21,677	23,501	59,434
Non-competition agreements	—	40	—	50	345	435
Customer lists and contracts	643	1,188	1,463	4,966	6,304	14,564
Current liabilities	—	—	60	896	291	1,247

	$7,158	8,610	10,338	42,011	72,721	140,838

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

Summarized below are certain unaudited pro forma statements of operations data for the three months and nine months ended September 30, 2004 and September 30, 2003 as if each of the above acquisitions and the acquisitions occurring in 2003, which were fully described in the 2003 Combined Form 10-K, had been consummated as of January 1, 2003. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net revenues	$232,012	$216,221	$667,723	$624,197

Net income (loss) applicable to common stock	$8,161	$(7,925)	$11,993	$(74,252)

Net income (loss) per common share — basic	$0.08	$(0.08)	$0.12	$(0.72)

Net income (loss) per common share — diluted	$0.08	$(0.08)	$0.11	$(0.72)

4.	Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Direct expenses	$71,088	$67,334	$206,355	$197,272
General and administrative expenses	2,325	2,814	7,031	8,018
Corporate expenses	1,750	1,163	4,490	4,118

	$75,163	$71,311	$217,876	$209,408

5.	Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2004 and December 31, 2003.

	Estimated	September 30, 2004		December 31, 2003
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$403,355	$286,197	$388,791	$248,617
Non-competition agreements	3 – 15	58,098	50,779	57,664	46,197
Site locations	15	1,080,471	295,543	1,021,037	243,170
Other	5 – 15	13,611	6,828	17,578	8,443

		1,555,535	639,347	1,485,070	546,427
Unamortizable Intangible Assets:
Goodwill		$1,515,727	$253,635	$1,493,910	$253,635

The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2004 are as follows:

Balance as of December 31, 2003	$1,493,910
Goodwill acquired during the nine months ending September 30, 2004	21,817
Impairment losses	—

Balance as of September 30, 2004	$1,515,727

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

6.	Long-Term Debt

On February 6, 2004, Lamar Media amended its credit agreement dated March 7, 2003 whereby it changed its $975,000 term facility to include a $425,000 Tranche A and a $550,000 Tranche C facility. The proceeds were used to pay off the Tranche B facility and the total debt outstanding remained unchanged.

7.	Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” (Statement 143), and recorded a loss of $40,240 (restated) as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $25,727. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement.

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003 (restated)	$123,217
Additions to asset retirement obligations	3,226
Accretion expense	6,003
Liabilities settled	(2,272)

Balance at September 30, 2004	$130,174

8.	Stock-Based Compensation

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

The following table illustrates the effect on net income (loss) and income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net income (loss) applicable to common stock, as reported	$8,194	$(7,744)	$12,060	$(73,252)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,797)	(964)	(7,681)	(2,942)

Pro forma net income (loss) applicable to common stock	6,397	(8,708)	4,379	(76,194)

Net income (loss) per common share – basic and diluted
Net income (loss), as reported	$0.08	$(0.08)	$0.12	$(0.71)
Net income (loss), pro forma	$0.06	$(0.08)	$0.04	$(0.74)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9.	Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of September 30, 2004 and December 31, 2003 (restated), the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,936,853 and $1,903,600, respectively.

10.	Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s convertible debt, options and warrants were converted to common stock. The number of potentially dilutive shares excluded from the calculation because of their antidilutive effect is 5,581,755 and 6,949,954 for the three months ended September 30, 2004 and 2003 and 5,581,755 and 7,000,969 for the nine months ended September 30, 2004 and 2003, respectively.

The following table reconciles the net income (loss) and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month and nine month periods ended September 30, 2004 and 2003.

	Three months ended September 30, 2004			Nine months ended September 30, 2004
		Weighted			Weighted
	Net Income	Average		Net Income	Average
	Available	Common		Available	Common
	to Common	Shares	Earnings	to Common	Shares	Earnings
	Stockholders	Outstanding	Per Share	Stockholders	Outstanding	Per Share
Basic	$8,194	104,288,811	$0.08	$12,060	103,934,186	$0.12
Effect of dilutive securities:
Preferred stock	—	—		—	—
Stock options	—	577,367		—	526,965
Warrants	—	7,088		—	6,117

Diluted	$8,194	104,873,266	$0.08	$12,060	104,467,268	$0.12

	Three months ended September 30, 2003			Nine months ended September 30, 2003
	Net Loss	Weighted		Net Loss	Weighted
	Available	Average		Available	Average
	to Common	Common		to Common	Common
	Stockholders	Shares	Loss	Stockholders	Shares	Loss
	(restated)	Outstanding	Per Share	(restated)	Outstanding	Per Share
Basic	$(7,744)	103,251,834	$(0.08)	$(73,252)	102,472,830	$(0.71)
Effect of dilutive securities:
Preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	—		—	—

Diluted	$(7,744)	103,251,834	$(0.08)	$(73,252)	102,472,830	$(0.71)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

11.	Accounting Pronouncements

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

On March 31, 2004, the FASB published an Exposure Draft, “Share-Based Payment, an Amendment of FASB Statement No. 123 and APB No. 25.” The proposed change in accounting would replace the existing requirements under FAS No. 123 and APB No. 25. Under the proposal, all forms of share-based payments to employees, including employee stock options and employee stock purchase plans, would be treated the same as other forms of compensation by recognizing the related cost in the statement of income. This proposed Statement would eliminate the ability to account for stock-based compensation transactions using the intrinsic value methods of APB No. 25 and generally would require that such transactions be accounted for using a fair-value based method, with binomial or lattice model preferred to the Black-Scholes valuation model. The comment period for the exposure draft ended June 30, 2004. We are currently analyzing what impact the adoption of the exposure draft will have on our financial position and results of operations in 2005.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2004	2003
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$11,986	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and 4,914 in 2004 and 2003, respectively	103,260	90,072
Prepaid expenses	47,035	32,377
Deferred income tax asset	6,494	6,051
Other current assets	8,784	7,665

Total current assets	177,559	143,962

Property, plant and equipment	2,065,458	1,988,096
Less accumulated depreciation and amortization	(800,668)	(702,272)

Net property, plant and equipment	1,264,790	1,285,824

Goodwill	1,253,853	1,232,857
Intangible assets	916,116	938,062
Deferred financing costs (net of accumulated amount of $14,034 and $11,864, respectively)	13,959	14,285
Other assets	27,496	50,744

Total assets	$3,653,773	$3,665,734

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$11,403	$8,813
Current maturities of long-term debt	55,228	5,044
Accrued expenses	27,622	38,068
Deferred income	15,135	14,372

Total current liabilities	109,388	66,297

Long-term debt	1,317,914	1,412,319
Deferred income tax liabilities	106,042	100,250
Asset retirement obligation	130,174	123,217
Other liabilities	8,424	9,109

Total liabilities	1,671,942	1,711,192

Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	2,343,640	2,333,951
Accumulated deficit	(361,809)	(379,409)

Stockholder’s equity	1,981,831	1,954,542

Total liabilities and stockholder’s equity	$3,653,773	$3,665,734

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Restated)		(Restated)

Net revenues	$231,622	$211,720	$659,513	$604,119

Operating expenses
Direct advertising expenses (exclusive of depreciation and amortization)	76,390	74,571	224,543	219,489
General and administrative expenses (exclusive of depreciation and amortization)	39,778	36,098	116,491	107,615
Corporate expenses (exclusive of depreciation and amortization)	7,437	6,541	21,640	18,286
Depreciation and amortization	75,163	71,311	217,876	209,408
Loss (gain) on disposition of assets	(468)	(58)	1,617	(1,515)

	198,300	188,463	582,167	553,283

Operating income	33,322	23,257	77,346	50,836
Other expense (income)
Loss on debt extinguishment	—	—	—	16,927
Interest income	(114)	(99)	(235)	(283)
Interest expense	16,382	19,284	47,838	59,335

	16,268	19,185	47,603	75,979

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	17,054	4,072	29,743	(25,143)
Income tax expense (benefit)	6,866	1,846	12,143	(8,247)

Income (loss) before cumulative effect of a change in accounting principle	10,188	2,226	17,600	(16,896)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(40,240)

Net income (loss)	$10,188	$2,226	$17,600	$(57,136)

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine Months Ended
	September 30,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net income (loss)	$17,600	$(57,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	217,876	209,408
Amortization included in interest expense	1,826	2,093
Loss (gain) on disposition of assets	1,617	(1,515)
Deferred tax expense (benefit)	10,768	(7,937)
Provision for doubtful accounts	5,163	6,454
Loss on debt extinguishment	—	16,927
Cumulative effect of a change in accounting principle, net of tax	—	40,240
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,073)	(11,319)
Prepaid expenses	(14,060)	(14,120)
Other assets	15,146	(13,595)
Increase (decrease) in:
Trade accounts payable	2,590	3,700
Accrued expenses	(11,217)	(320)
Other liabilities	453	1,378

Net cash provided by operating activities	230,689	174,258

Cash flows from investing activities:
Acquisition of new markets	(129,887)	(123,666)
Capital expenditures	(57,650)	(61,299)
Proceeds from disposition of assets	6,771	2,913

Net cash used in investing activities	(180,766)	(182,052)

Cash flows from financing activities:
Debt issuance costs	(1,513)	(9,051)
Dividend	—	(15,813)
Principal payments on long-term debt	(4,221)	(371,155)
Net payments under credit agreements	(40,000)	—
Cash from deposits for debt extinguishment	—	266,657
Net proceeds from note offering and new note payable	—	128,038

Net cash used in financing activities	(45,734)	(1,324)

Net increase (decrease) in cash and cash equivalents	4,189	(9,118)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$11,986	$6,492

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,838	$53,390

Cash paid for state and federal income taxes	$840	$390

Parent company stock contributed for acquisitions	$4,270	$50,630

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

Lamar Media previously included amortization of debt issuance costs under depreciation and amortization in the Consolidated Statement of Operations. Prospectively, the Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase in interest expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $498 for the three months ended September 30, 2003 and $2,093 for the nine months ended September 30, 2003, respectively.

Certain notes are not provided for the accompanying consolidated financial statements as the information in notes 2, 3, 4, 5, 6, 7 and 9 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5.3% by completing over 217 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $457.6 million, which included the issuance of 3,024,545 shares of Lamar Advertising Company Class A common stock valued at the time of issuance of approximately $109.2 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement, as amended, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The acquisitions completed during the nine months ended September 30, 2004 were in existing markets and have caused no material integration issues. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.

Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three and nine months ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2004	2003	2004	2003
Billboard	$16,540	$14,512	$40,725	$39,733
Logos	2,496	1,470	3,648	5,538
Transit	234	422	1,009	1,353
Land and buildings	2,183	2,181	7,948	8,100
Other PP&E	1,447	1,947	4,645	6,575

Total capital expenditures	$22,900	$20,532	$57,975	$61,299

RESULTS OF OPERATIONS

Nine Months ended September 30, 2004 compared to Nine Months ended September 30, 2003

Net revenues increased $55.4 million or 9.2% to $659.5 million for the nine months ended September 30, 2004 from $604.1 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $54.6 million or 9.6%, a $1.0 million increase in logo sign revenue, which represents an increase of 3.3% over the prior period, while there was no increase in transit revenue over the prior period.

The increase in billboard net revenue of $54.6 million was due to both growth generated by acquisition activity of approximately $13.6 million and internal growth of approximately $41.0 while the increase in logo sign revenue of $1.0 million was generated by internal growth across various markets within the logo sign programs of approximately $1.5 million offset by a decrease related to divestitures of approximately $.5 million. There was an increase in transit revenue due to internal growth of approximately $1.0 million but this was offset by a decrease related to divestitures in approximately the same amount. Net revenues for the nine months ended September 30, 2004 as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2003, increased $43.3 million or 7.0% as a result of net revenue internal growth. See “Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue”.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $17.3 million or 5.0% to $362.9 million for the nine months ended September 30, 2004 from $345.6 million for the same period in 2003. There was an $13.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $3.4 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the company’s business development.

Depreciation and amortization expense increased $8.5 million or 4.1% from $209.4 million for the nine months ended September 30, 2003 to $217.9 million for the nine months ended September 30, 2004.

Due to the above factors, operating income increased $26.5 million to $77.1 million for nine months ended September 30, 2004 compared to $50.6 million for the same period in 2003.

In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. In the third quarter of 2003, the Company redeemed all of its outstanding 5¼% Convertible Notes due 2006 in aggregate principal amount of approximately $287.5 million for a redemption price equal to 103.0% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $12.6 million. During the nine months ended September 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $16.3 million from $72.5 million for the nine months ended September 30, 2003 to $56.2 million for the nine months ended September 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $72.2 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $27.2 million for the nine months ended September 30, 2004 over the same period in 2003. The effective tax rate for the nine months ended September 30, 2004 was 41.6%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $40.2 million (restated) during the nine months ended September 30, 2003.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2004 of $12.3 million, as compared to a net loss of $73.0 million for the same period in 2003.

Three Months ended September 30, 2004 compared to Three Months ended September 30, 2003

Net revenues increased $19.9 million or 9.4% to $231.6 million for the three months ended September 30, 2004 from $211.7 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $20.5 million or 10.4%, a $0.1 million increase in logo sign revenue, which represents an increase of 1.4% over the prior period, while there was a decrease in transit revenue of $0.7 million which represents a 3.7% decrease over the prior period.

The increase in billboard net revenue of $20.5 million was due to both growth generated by acquisition activity of approximately $4.7 million and internal growth of approximately $15.8 million while the increase in logo sign revenue of $0.1 million was generated by internal growth across various markets within the logo sign programs of approximately $0.3 million offset by a decrease related to divestitures of approximately $0.2 million. The decrease in transit revenue of approximately $0.7 million was generated internally across various markets of approximately $0.2 million in addition to a decrease related to divestitures of approximately $0.5 million. Net revenues for the three months ended September 30, 2004 as compared to acquisition-adjusted net revenue for the three months ended September 30, 2003, increased $16.0 million or 7.4% as a result of net revenue internal growth. See “Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue”.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $6.4 million or 5.4% to $123.7 million for the three months ended September 30, 2004 from $117.3 million for the same period in 2003. There was a $5.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $0.9 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the company’s business development.

Depreciation and amortization expense increased $3.9 million or 5.5% from $71.3 million for the three months ended September 30, 2003 to $75.2 million for the three months ended September 30, 2004.

Due to the above factors, operating income increased $10.0 million to $33.2 million for three months ended September 30, 2004 compared to $23.2 million for the same period in 2003.

In the third quarter of 2003, the Company redeemed all of its outstanding 5¼% Convertible Notes due 2006 in aggregate principal amount of approximately $287.5 million for a redemption price equal to 103.0% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $12.6 million. During the nine months ended September 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $3.6 million from $22.8 million for the three months ended September 30, 2003 to $19.2 million for the three months ended September 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $26.3 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $10.3 million for the three months ended September 30, 2004 over the same period in 2003. The effective tax rate for the three months ended September 30, 2004 was 41.6%.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2004 of $8.3 million, as compared to a net loss of $7.7 million for the same period in 2003.

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

Because acquisitions occurring after December 31, 2002 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2003 acquisition-adjusted net revenue, which adjusts our 2003 net revenue by adding to it the net revenue generated by the Acquired Assets in 2003 prior to our acquisition of them for the same time frame that those assets were owned in 2004. We provide this information as a supplement to net revenues to enable investors to compare periods in 2004 and 2003 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2003 that corresponds with the actual period we have owned the assets in 2004 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue:

	Three Months ended September 30		Nine Months ended September 30
	2004	2003	2004	2003
	(in thousands)
Reported net revenue	$231,622	$211,720	$659,513	$604,119
Acquisition net revenue	—	3,887	—	12,049

Acquisition-adjusted net revenue	$231,622	$215,607	$659,513	$616,168

LIQUIDITY AND CAPITAL RESOURCES

Overview

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

Sources of Cash

Total Liquidity at September 30, 2004. As of September 30, 2004 we had approximately $228.1 million of total liquidity, which is comprised of approximately $12.0 million in cash and cash equivalents and the ability to draw approximately $216.1 million under our revolving bank credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2004, and 2003 our cash provided by operating activities was $209.5 million, and $171.1 million, respectively. While our net income was approximately $12.3 million for the nine months ended September 30, 2004, we generated cash from operating activities during 2004 of $209.5 million primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily is depreciation and amortization of $217.9 million. In addition, there was a decrease in working capital of $38.9 million. We expect to generate cash flows from operations during 2004 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to reduce debt. See “— Cash Flows” for more information.

Credit Facilities. As of September 30, 2004 we had approximately $216.1 million of unused capacity under our revolving credit facility. On March 7, 2003, the Company’s wholly owned subsidiary, Lamar Media Corp., replaced its bank credit facility and subsequently amended it in February 2004. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:

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

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the payments set forth in the above table may be accelerated. At September 30, 2004 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 (through December 30, 2004) and 5.75 to 1 (after December 30, 2004); and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 4.00 to 1 (through December 30, 2004) and 3.75 to 1 (after December 30, 2004).

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

•	an interest coverage ratio, defined as EBITDA (defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $58.0 million for the nine months ended September 30, 2004. We anticipate our 2004 total capital expenditures for construction and improvements to be approximately $80 to $85 million of which approximately $8 million is related to additional capitalized expenditures outlaid because of hurricane damage.

Acquisitions. During the nine months ended September 30, 2004, the Company financed its acquisition activity of approximately $134.2 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $129.9 million as well as the issuance of the Company’s Class A common stock valued at the time of issuance at approximately $4.3 million. In 2004, we expect to spend approximately between $125 and $175 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions.

We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.

Debt Service and Contractual Obligations. As of September 30, 2004, we had outstanding debt of approximately $1.7 billion. For the year ending December 31, 2004 we are obligated to make a total of approximately $74 million in interest and principal payments on outstanding debt. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement.

Cash Flows

The Company’s cash flows provided by operating activities increased by $38.3 million for the nine months ended September 30, 2004 due primarily to an increase in net income of $85.3 million as described in Results of Operations offset by a decrease in adjustments to reconcile net income (loss) to cash provided by operating activities of $34.6 million, which primarily is an increase in depreciation and amortization of $8.5 million resulting from the acquisitions described under “– Uses of Cash –Acquisitions” and an increase in deferred income tax expense of $25.5 million offset by the absence of the cumulative effect of a change in accounting principle of $40.2 million (restated) and loss on debt extinguishment of $29.5 million. In addition, as compared to the same period in 2003, there were increases in the change in receivables of $5.8 million, and decreases in the change in accrued expenses of $5.5 million.

Cash flows used in investing activities decreased $2.3 million from $183.4 million in 2003 to $181.1 million in 2004 primarily due to the increase in cash used in acquisition activity by the Company in 2004 of $4.9 million offset by an increase in capital expenditures of $3.3 million and, proceeds from disposition of assets of $3.9 million related to the proceeds received from the transit markets sale. See “–Uses of Cash –Acquisitions”.

Cash flows used in financing activities increased by $27.3 million for the nine months ended September 30, 2004 primarily due to a $40.0 million increase in payments under credit agreements offset by a $16.4 million increase in proceeds from issuance of the Company’s Class A common stock.

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

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and the three months ended September 30, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

Nine Months ended September 30, 2004 compared to Nine Months ended September 30, 2003

Net revenues increased $55.4 million or 9.2% to $659.5 million for the nine months ended September 30, 2004 from $604.1 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $54.6 million or 9.6%, a $1.0 million increase in logo sign revenue, which represents an increase of 3.3% over the prior period, while there was no increase in transit revenue over the prior period.

The increase in billboard net revenue of $54.6 million was due to both growth generated by acquisition activity of approximately $13.6 million and internal growth of approximately $41.0 while the increase in logo sign revenue of $1.0 million was generated by internal growth across various markets within the logo sign programs of approximately $1.5 million offset by a decrease related to divestitures of approximately $0.5 million. There was an increase in transit revenue due to internal growth of approximately $1.0 million but this was offset by a decrease related to divestitures in approximately the same amount. Net revenues for the nine months ended September 30, 2004 as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2003, increased $43.3 million or 7.0% as a result of net revenue internal growth. See “—Lamar Advertising Company – Results of Operations — Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue”.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $17.3 million or 5.0% to $362.7 million for the nine months ended September 30, 2004 from $345.4 million for the same period in 2003. There was a $13.9 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $3.4 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes Oxley compliance and additional expenses related to expanded efforts in the company’s business development.

Depreciation and amortization expense increased $8.5 million or 4.1% from $209.4 million for the nine months ended September 30, 2003 to $217.9 million for the nine months ended September 30, 2004.

Due to the above factors, operating income increased $26.5 million to $77.3 million for nine months ended September 30, 2004 compared to $50.8 million for the same period in 2003.

In the first quarter of 2003, Lamar Media recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of the 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the nine months ended September 30, 2004, there were not refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $11.5 million from $59.3 million for the nine months ended September 30, 2003 to $47.8 million for the nine months ended September 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $54.9 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $20.4 million for the nine months ended September 30, 2004 over the same period in 2003. The effective tax rate for the nine months ended September 30, 2004 was 40.8%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $40.2 million during the nine months ended September 30, 2003.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2004 of $17.6 million, as compared to a net loss of $57.1 million for the same period in 2003.

Three Months ended September 30, 2004 compared to Three Months ended September 30, 2003

Net revenues increased $19.9 million or 9.4% to $231.6 million for the three months ended September 30, 2004 from $211.7 million for the same period in 2003. This increase was attributable primarily to an increase in billboard net revenues of $20.5 million or 10.4%, a $0.1 million increase in logo sign revenue, which represents an increase of 1.4% over the prior period, while there was a decrease in transit revenue of $0.7 million which represents a 3.7% decrease over the prior period.

The increase in billboard net revenue of $20.5 million was due to both growth generated by acquisition activity of approximately $4.7 million and internal growth of approximately $15.8 million while the increase in logo sign revenue of $0.1 million was generated by internal growth across various markets within the logo sign programs of approximately $0.3 million offset by a decrease related to divestitures of approximately $0.2 million. The decrease in transit revenue of approximately $0.7 million was generated internally across various markets of approximately $0.2 million in addition to a decrease related to divestitures of approximately $0.5 million. Net revenues for the three months ended September 30, 2004 as compared to acquisition-adjusted net revenue for the three months ended September 30, 2003, increased $16.0 million or 7.4% as a result of net revenue internal growth. See “—Lamar Advertising Company – Results of Operations — Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue”.

Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $6.4 million or 5.5% to $123.6 million for the three months ended September 30, 2004 from $117.2 million for the same period in 2003. There was a $5.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $0.9 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes Oxley compliance and additional expenses related to expanded efforts in the company’s business development.

Depreciation and amortization expense increased $3.9 million or 5.5% from $71.3 million for the three months ended September 30, 2003 to $75.2 million for the three months ended September 30, 2004.

Due to the above factors, operating income increased $10.0 million to $33.3 million for three months ended September 30, 2004 compared to $23.3 million for the same period in 2003.

As a result of our refinancing activities and lower interest rates, interest expense decreased $2.9 million from $19.3 million for the three months ended September 30, 2003 to $16.4 million for the three months ended September 30, 2004.

The increase in operating income, and the decrease in interest expense described above resulted in a $13.0 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in income tax expense of $5.0 million for the three months ended September 30, 2004 over the same period in 2003. The effective tax rate for the three months ended September 30, 2004 was 40.3%.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2004 of $10.2 million, as compared to net income of $2.2 million for the same period in 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2004, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003.

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

At September 30, 2004, there was approximately $975.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 60.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2004 with respect to borrowings under the bank credit agreement was $24.8 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2004 was 3.1%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.1% rather than 3.1%), then the Company’s nine months ended September 30, 2004 interest expense would have been approximately $15.3 million higher resulting in a $8.9 million decrease in the Company’s nine months ended September 30, 2004 net income.

The Company has attempted to mitigate the interest rate risk resulting from its variable interest, rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.

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

ITEM 6. EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 15, 2004	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 15, 2004	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co. and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Tranche D Term Loan Agreement dated August 12, 2004 among Lamar Media Corp., the Subsidiary Guarantors thereunder, the Lenders party thereto and JP Morgan Chase Bank, as Administrative Agent. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.