Form 10-K/A
period 2003-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-12-01
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of February 20, 2004: 87,546,504

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of February 20, 2004: 16,147,073

This combined Form 10-K/A is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly-owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 27, 2004 are incorporated by reference into Part III of this Form 10-K/A.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Annual Report on Form 10-K/A of Lamar Advertising Company and Lamar Media Corp. contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s, and Lamar Media’s:

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

The forward-looking statements contained in this combined Annual Report on Form 10-K/A speak only as of March 10, 2004, the date this combined Annual Report was originally filed. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Annual Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based.

PART I

Explanatory Note

The purpose of this Form 10-K/A is to amend the Form 10-K filed March 10, 2004 to reflect a change in the way the Company applies Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations,” which the Company adopted effective January 1, 2003. In connection with the preparation of its Form 10-Q for the quarter ended September 30,2004, the Company decided, in consultation with its outside auditors, to expand the scope of the outdoor advertising structures that are subject to the calculation of the asset retirement obligation required under Financial Accounting Standard 143 by including steel structures in addition to non-steel structures, instead of accounting for such costs under Financial Accounting Standard 13, “Accounting for Leases.”

This change in the application of this accounting policy requires the Company to restate its financial statements for the year ended December 31, 2003 included in Item 8. As a result of this restatement, the Company has also made changes to Selected Financial Data (Item 6) and Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7) to reflect the restatement. In order to preserve the nature and character of the disclosures set forth in our Form 10-K as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement. As a result, this Form 10-K/A contains forward-looking information which has not been updated for events subsequent to March 10, 2004, and we direct you to our SEC filings filed subsequent to March 10, 2004. The Company is also restating unaudited condensed consolidated financial statements for quarters ended March 31, 2004 and June 30, 2004 and amending the respective Form 10-Q filings for those periods.

For more information, see note 2 to the audited consolidated financials statements and “Restatement of Financial Statements” under Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Statement of Operations Data:
(Dollars in Thousands)

	For the Years Ended December 31,
	2003 (Restated)	2002	2001	2000	1999

Net revenues	$810,139	$775,682	$729,050	$687,319	$444,135

Operating expenses:
Direct advertising expenses	292,017	274,772	251,483	217,465	143,090
General and administrative expenses	171,520	167,182	151,048	138,072	94,372
Depreciation and amortization	284,947	271,832	349,550	312,191	173,647
Gain on disposition of assets	(1,946)	(336)	(923)	(986)	(5,481)

Total operating expenses	746,538	713,450	751,158	666,742	405,628

Operating income (loss)	63,601	62,232	(22,108)	20,577	38,507

Other expense (income):
Loss on extinguishment of debt	33,644	5,850	—	—	298
Interest income	(502)	(929)	(640)	(1,715)	(1,421)
Interest expense	93,787	113,333	132,840	153,512	93,110

Total other expense	126,929	118,254	132,200	151,797	91,987

Loss before income taxes and cumulative effect of a change in accounting principle	(63,328)	(56,022)	(154,308)	(131,220)	(53,480)
Income tax benefit	(23,573)	(19,694)	(45,674)	(37,115)	(9,712)

Loss before cumulative effect of a change in accounting principle	(39,755)	(36,328)	(108,634)	(94,105)	(43,768)
Cumulative effect of a change in accounting principle, net	40,240	—	—	—	767

Net loss	(79,995)	(36,328)	(108,634)	(94,105)	(44,535)
Preferred stock dividends	365	365	365	365	365

Net loss applicable to common stock	$(80,360)	$(36,693)	$(108,999)	$(94,470)	$(44,900)

Loss per common share – basic and diluted:
Loss before cumulative effect of a change in accounting principle	$(0.39)	$(0.36)	$(1.11)	$(1.04)	$(0.64)
Cumulative effect of a change in accounting principle	(0.39)	—	—	—	(0.01)

Net loss	$(0.78)	$(0.36)	$(1.11)	$(1.04)	$(0.65)

Other Data:
Cash flows provided by operating activities (1)	$260,075	$240,443	$190,632	$177,601	$110,551
Cash flows used in investing activities (1)	$(210,041)	$(155,763)	$(382,471)	$(435,595)	$(950,650)
Cash flows (used in) provided by financing activities (1)	$(57,847)	$(81,955)	$132,384	$321,933	$719,903
BALANCE SHEET DATA (2)
Cash and cash equivalents	$7,797	$15,610	$12,885	$72,340	$8,401
Cash on deposit for debt extinguishment	—	266,657	—	—	—
Working capital (3)	69,902	95,922	27,261	72,526	43,112
Total assets (3)	3,669,373	3,888,106	3,671,652	3,642,844	3,209,270
Total debt (including current maturities)	1,704,863	1,994,433	1,811,585	1,738,280	1,615,781
Total long-term obligations (3)	1,905,497	1,856,372	1,877,532	1,824,928	1,733,035
Stockholders’ equity	1,689,661	1,709,173	1,672,221	1,689,455	1,391,529

(1)	Cash flows from operating, investing, and financing activities are obtained from the Company’s consolidated statements of cash flows prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).

(2)	As of the end of the period.

(3)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

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

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2003, 2002 and 2001. This discussion reflects the restatement of the Company’s financial statements for the year ended December 31, 2003, and should be read in conjunction with the consolidated financial statements of the Company and the related notes, see “—Restatement of Financial Statements” for more information.

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

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.0	35.4	34.5
General and administrative expenses	18.0	18.0	17.0
Corporate expenses	3.2	3.6	3.7
Depreciation and amortization	35.2	35.0	47.9
Operating income (loss)	7.9	8.0	(3.0)
Interest expense	11.6	14.6	18.2
Net loss	(9.9)	(4.7)	(14.9)

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

Depreciation and amortization expense increased $13.1 million or 4.8% from $271.8 million for the year ended December 31, 2002 to $284.9 million for the year ended December 31, 2003, due to continued acquisition activity and capital expenditures and additional depreciation and accretion of $12.6 million related to the Company’s adoption of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003.

Due to the above factors, operating income increased $1.4 million to $63.6 million for year ended December 31, 2003 compared to $62.2 million for the same period in 2002.

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

Interest expense decreased $19.5 million from $113.3 million for the year ended December 31, 2002 to $93.8 million for the year ended December 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $7.3 million increase in loss before income taxes and cumulative effect of a change in accounting principle. There was an increase in the income tax benefit of $3.9 million for the year ended December 31, 2003 over the same period in 2002 due primarily to an increase in total tax benefit resulting from changes to the expected utilization of the Company’s net operating loss carryforward. The effective tax rate for the year ended December 31, 2003 is 37.2%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle in the amount of $40.2 million net of an income tax benefit of $25.7 million.

As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2003 of $80.0 million, as compared to a net loss of $36.3 million for the same period in 2002.

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

Depreciation and amortization expense decreased $77.8 million or 22.3% from $349.6 million for the year ended December 31, 2001 to $271.8 million for the year ended December 31, 2002 as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $84.3 million to $62.2 million for year ended December 31, 2002 compared to an operating loss of $22.1 million for the same period in 2001.

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

Interest expense decreased $19.5 million from $132.8 million for the year ended December 31, 2001 to $113.3 million for the year ended December 31, 2002 as a result of lower interest rates for the year ended December 31, 2002 as compared to the same period in 2001.

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

The Company’s cash flows provided by operating activities increased by $19.6 million for the year ended December 31, 2003 due primarily to an increase in adjustments to reconcile net loss to cash provided by operating activities of $71.1 million, which primarily includes an increase in the loss on extinguishment of debt of $27.8 million, an increase in depreciation and amortization of $13.1 million and the cumulative effect of a change in accounting principle of $40.2 million offset by an increase in deferred income tax benefit of $7.9 million. This increase was offset by an increase in net loss of $43.7 million. In addition, as compared to the same period in 2002, there were increases in the change in receivables of $3.1 million, in other assets of $4.7 million, in other liabilities of $1.3 million, in trade accounts payable of $1.3 million, and prepaid expenses of $0.4 million and increases in the change in accrued expenses of $2.9 million.

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

Restatement of Financial Statements

The Company is restating its financial statements for the year ended December 31, 2003. This restatement of the financial statements corrects the adoption of Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” (Statement 143), effective January 1, 2003. Previously all of the Company’s liabilities for asset retirement obligations related to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The Company’s steel structures, unlike its non-steel structures, are not typically retired but relocated to another location. As such, the costs associated with the removal of the steel structures and resurfacing of the land were believed to be outside the scope of Statement 143 and were recorded when incurred in accordance with Statement of Financial Accounting Standard 13, “Accounting for Leases”. The Company reconsidered the provisions of Statement 143 and has determined that the liabilities should include costs associated with the removal of the steel structures and resurfacing of the land in the asset retirement obligation.

The effect of the restatement on the condensed consolidated statements of operations for the year ended December 31, 2003 are set forth below:

	Year ended
	December 31, 2003
		As Previously
	As Restated	Reported
Depreciation and amortization*	284,947	282,273
Gain on disposition of assets	(1,946)	(748)
Operating expenses	746,538	745,062
Operating income	63,601	65,077
Interest expense*	93,787	87,750
Loss before income tax and cumulative effect of a change in accounting principle	(63,328)	(55,815)
Income tax benefit	(23,573)	(20,643)
Loss before cumulative effect of a changing in accounting principle	(39,755)	(35,172)
Cumulative effect of a change in accounting principle, net of tax	(40,240)	(11,679)
Net loss	(79,995)	(46,851)
Net loss applicable to common stock	(80,360)	(47,216)

*	The as restated year ended December 31, 2003 results have been adjusted for the amortization of deferred financing cost reclassification as discussed in footnote 1 to these financial statements.

	Year ended
	December 31, 2003
		As Previously
	As Restated	Reported
Loss per share:
Basic and diluted:
Before cumulative effect of a change in accounting principle	(0.39)	(0.35)
Cumulative effect of a change in accounting principle	(0.39)	(0.11)

Basic and diluted loss per share	(0.78)	(0.46)

The effect of the restatement of the condensed consolidated balance sheet as of December 31, 2003 is set forth below:

	December 31, 2003
		As Previously
	As Restated	Reported
Property, plant & equipment	1,988,096	1,933,003
Accumulated depreciation	(702,272)	(679,205)
Total Assets	3,669,373	3,637,347
Deferred income tax liabilities	73,352	94,542
Asset retirement obligation	123,217	36,857
Total Liabilities	1,979,712	1,914,542
Accumulated Deficit	(407,997)	(374,853)
Stockholder’s Equity	1,689,661	1,722,805
Total liabilities and stockholder’s equity	3,669,373	3,637,347

The restatement did not effect cash provided by operations, cash used in investing activities or cash provided by financing activities for the year ended December 31, 2003 or the Company’s compliance with debt agreements.

The Company is also restating unaudited condensed consolidated financial statements for quarters ended March 31, 2004 and June 30, 2004 and amending the respective Form 10-Q filings for those periods.

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

Long-Lived Asset Recovery Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1,286 million and intangible assets of $939 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. No such impairment charge has been recorded by the Company that management believes is due to the Company’s disciplined approach in determining the purchase price of acquisitions that drives the growth of the Company’s long-lived assets.

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

Deferred Taxes As of December 31, 2003, the Company has made the determination that its deferred tax assets of $189.7 million, the primary component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities of approximately $257.0 million that are anticipated to reverse during the carryforward period. The Company bases this determination by projecting taxable income over the relevant period. The Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

Asset Retirement Obligations The Company had an asset retirement obligation of $123.2 million as of December 31, 2003 as a result of its adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations”, on January 1, 2003. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

     This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 75,000 structures). The Company uses a 15 year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus any renewal period. Historical third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on credit rates historically available to the Company.

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

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for Lamar Media Corp. for the years ended December 31, 2003, 2002 and 2001:

	Year ended December 31,

	2003	2002	2001

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.0	35.4	34.5
General and administrative expenses	18.0	18.0	17.1
Corporate expenses	3.1	3.5	3.6
Depreciation and amortization	35.2	35.0	47.9
Operating income (loss)	7.9	8.1	(3.0)
Interest expense	9.6	12.2	15.8
Net loss	(7.7)	(3.2)	(13.4)

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

Depreciation and amortization expense increased $13.1 million or 4.8% from $271.8 million for the year ended December 31, 2002 to $284.9 million for the year ended December 31, 2003 primarily due to additional depreciation and amortization of $12.6 million related to the Company’s adoption of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003.

Due to the above factors, operating income increased $1.4 million to $63.9 million for year ended December 31, 2003 compared to $62.5 million for the same period in 2002.

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

Interest expense decreased $17.1 million from $95.0 million for the year ended December 31, 2002 to $77.9 million for the year ended December 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $2.9 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. Because of the decrease in loss before income taxes and cumulative effect of a change in accounting principle, there was a decrease in the income tax benefit of $.1 million for the year ended December 31, 2003 over the same period in 2002. The effective tax rate for the year ended December 31, 2003 is 35.8%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax of $40.2 million.

As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2003 of $62.4 million, as compared to a net loss of $25.0 million for the same period in 2002.

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

Depreciation and amortization expense decreased $77.8 million or 22.3% from $349.6 million for the year ended December 31, 2001 to $271.8 million for the year ended December 31, 2002 as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” which eliminated the amortization expense for goodwill.

Due to the above factors, operating income increased $84.3 million to $62.5 million for year ended December 31, 2002 compared to an operating loss of $21.8  million for the same period in 2001.

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

Interest expense decreased $20.2 million from $115.2 million for the year ended December 31, 2001 to $95.0 million for the year ended December 31, 2002 as a result of lower interest rates for the year ended December 31, 2002 as compared to the same period in 2001.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2003, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements.

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

ITEM 8. FINANCIAL STATEMENTS (following on next page)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2003.

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

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
February 9, 2004, except
for Notes 2 and 10, as to
which the date is November 15, 2004

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002

	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,797	$15,610
Cash on deposit for debt extinguishment (note 9)	—	266,657
Receivables, net of allowance for doubtful accounts of $4,914 in 2003 and 2002	90,072	91,982
Prepaid expenses	32,377	30,091
Deferred income tax assets (note 11)	6,051	6,428
Other current assets	7,820	7,715

Total current assets	144,117	418,483

Property, plant and equipment (note 5)	1,988,096	1,850,657
Less accumulated depreciation and amortization	(702,272)	(566,889)

Net property, plant and equipment	1,285,824	1,283,768

Goodwill (note 6)	1,240,275	1,178,428
Intangible assets (note 6)	938,643	961,859
Deferred financing costs, net of accumulated amortization of $20,783 and $25,108, respectively	28,355	27,094
Other assets	32,159	18,474

Total assets	$3,669,373	$3,888,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,813	$10,051
Current maturities of long-term debt (note 9)	5,044	4,687
Current maturities related to debt extinguishment (note 9)	—	255,000
Accrued expenses (note 8)	45,986	38,881
Deferred income	14,372	13,942

Total current liabilities	74,215	322,561
Long-term debt (note 9)	1,699,819	1,734,746
Deferred income tax liabilities (note 11)	73,352	114,260
Asset retirement obligation (note 10)	123,217	—
Other liabilities	9,109	7,366

Total liabilities	1,979,712	2,178,933

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2003 and 2002	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2003 and 2002	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 87,266,763 and 85,077,038 shares issued and outstanding at 2003 and 2002, respectively	87	85
Class B common stock, par value $.001, 37,500,000 shares authorized, 16,147,073 and 16,417,073 are issued and outstanding at 2003 and 2002, respectively	16	16
Additional paid-in-capital	2,097,555	2,036,709
Accumulated deficit	(407,997)	(327,637)

Stockholders’ equity	1,689,661	1,709,173

Total liabilities and stockholders’ equity	$3,669,373	$3,888,106

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share and per share data)

	2003	2002	2001

	(Restated)
Net revenues	$810,139	$775,682	$729,050

Operating expenses (income):
Direct advertising expenses	292,017	274,772	251,483
General and administrative expenses	145,971	139,610	124,339
Corporate expenses	25,549	27,572	26,709
Depreciation and amortization	284,947	271,832	349,550
Gain on disposition of assets	(1,946)	(336)	(923)

	746,538	713,450	751,158

Operating income (loss)	63,601	62,232	(22,108)
Other expense (income):
Loss on extinguishment of debt	33,644	5,850	—
Interest income	(502)	(929)	(640)
Interest expense	93,787	113,333	132,840

	126,929	118,254	132,200

Loss before income tax benefit and cumulative effect of a change in accounting principle	(63,328)	(56,022)	(154,308)
Income tax benefit (note 11)	(23,573)	(19,694)	(45,674)

Loss before cumulative effect of a change in accounting principle	(39,755)	(36,328)	(108,634)
Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	40,240	—	—

Net loss	(79,995)	(36,328)	(108,634)
Preferred stock dividends	365	365	365

Net loss applicable to common stock	$(80,360)	$(36,693)	$(108,999)

Loss per common share:
Loss before cumulative effect of a change in accounting principle	$(0.39)	$(0.36)	$(1.11)
Cumulative effect of a change in accounting principle	$(0.39)	$—	$—

Net loss	$(0.78)	$(0.36)	$(1.11)

Weighted average common shares outstanding	102,686,780	101,089,215	98,566,949
Incremental common shares from dilutive stock options	—	—	—
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	102,686,780	101,089,215	98,566,949

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

	SERIES				ADDI-
	AA	CLASS A	CLASS A	CLASS B	TIONAL	ACCUM-
	PREFERRED	PREFERRED	COMMON	COMMON	PAID-IN	ULATED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2000	$—	—	80	17	1,871,303	(181,945)	1,689,455
Issuance of 725,000 shares of common stock in acquisitions	—	—	1	—	28,999	—	29,000
Exercise of 425,243 shares of stock options	—	—	1	—	12,941	—	12,942
Conversion of 388,165 shares of Class B common stock to Class A common stock	—	—	—	—	—	—	—
Issuance of 59,599 shares of common stock through employee purchase plan	—	—	—	—	1,823	—	1,823
Issuance of 1,200,000 shares of common stock for cash	—	—	1	—	47,999	—	48,000
Net loss	—	—	—	—	—	(108,634)	(108,634)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2001	$—	—	83	17	1,963,065	(290,944)	1,672,221
Issuance of 1,405,464 shares of common stock in acquisitions	—	—	1	—	56,099	—	56,100
Exercise of 515,588 shares of stock options	—	—	—	—	15,722	—	15,722
Conversion of 194,762 shares of Class B common stock to Class A common stock	—	—	1	(1)	—	—	—
Issuance of 61,424 shares of common stock through employee purchase plan	—	—	—	—	1,823	—	1,823
Net loss	—	—	—	—	—	(36,328)	(36,328)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2002	$—	—	85	16	2,036,709	(327,637)	1,709,173
Issuance of 1,550,095 shares of common stock in acquisitions	—	—	2	—	50,628	—	50,630
Exercise of 298,105 shares of stock options	—	—	—	—	8,272	—	8,272
Conversion of 270,000 shares of Class B common stock to Class A stock	—	—	—	—	—	—	—
Issuance of 72,025 shares of common stock through employee purchase plan	—	—	—	—	1,946	—	1,946
Net loss (restated)	—	—	—	—	—	(79,995)	(79,995)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2003 (restated)	$—	—	87	16	2,097,555	(407,997)	1,689,661

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

	(Restated)
Cash flows from operating activities:
Net loss	$(79,995)	$(36,328)	$(108,634)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	284,947	271,832	349,550
Amortization costs included in interest expense	6,037	6,061	5,979
Gain on disposition of assets	(1,946)	(336)	(923)
Loss on extinguishment of debt	33,644	5,850	—
Cumulative effect of a change in accounting principle	40,240	—	—
Deferred income tax benefit	(23,531)	(15,584)	(46,387)
Provision for doubtful accounts	8,599	9,036	7,794
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(7,425)	(4,359)	(9,413)
Prepaid expenses	(2,923)	(2,533)	(1,321)
Other assets	(3,038)	1,704	2,192
Increase (decrease) in:
Trade accounts payable	(1,238)	3	131
Accrued expenses	6,450	3,551	(8,287)
Other liabilities	254	1,546	(49)

Cash flows provided by operating activities	260,075	240,443	190,632

Cash flows from investing activities:
Capital expenditures	(78,275)	(78,390)	(85,320)
Purchase of new markets	(137,595)	(79,135)	(302,067)
Increase in notes receivable	—	(1,650)	—
Proceeds from sale of property and equipment	5,829	3,412	4,916

Cash flows used in investing activities	(210,041)	(155,763)	(382,471)

Cash flows from financing activities:
Net proceeds from issuance of common stock	8,798	13,976	60,368
Cash from deposits for debt extinguishment	266,657	(266,657)	—
Principle payments on long-term debt	(771,388)	(144,126)	(67,046)
Debt issuance costs	(9,899)	(1,183)	(573)
Net proceeds from note offerings and new notes payable	408,350	256,400	—
Net borrowing under credit agreements	40,000	60,000	140,000
Dividends	(365)	(365)	(365)

Cash flows (used in) provided by financing activities	(57,847)	(81,955)	132,384

Net increase (decrease) in cash and cash equivalents	(7,813)	2,725	(59,455)
Cash and cash equivalents at beginning of period	15,610	12,885	72,340

Cash and cash equivalents at end of period	$7,797	$15,610	$12,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$81,342	$104,722	$128,434

Cash paid for state and federal income taxes	$825	$745	$1,189

Common stock issuance related to acquisitions	$50,630	$56,100	$29,000

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

	2003	2002	2001

Net loss applicable to common stock, as reported (Restated)	$(80,360)	(36,693)	(108,999)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,472)	(6,614)	(16,552)

Pro forma net loss applicable to common stock (Restated)	$(83,832)	(43,307)	(125,551)

	2003	2002	2001

Net loss per common share – as reported (Restated)
(basic and diluted)	$(0.78)	(0.36)	(1.11)

Net loss per common share – pro forma (Restated)
(basic and diluted)	$(0.82)	(0.43)	(1.27)

(k)	Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(l)	Reclassification of Prior Year Amounts

The Company previously included amortization of debt insurance costs under depreciation and amortization in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase in interest expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $6,037, $6,061 and $5,979 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(2) Restatement of Financial Statements

The Company is restating its financial statements for the year ended December 31, 2003. The restatement also impacted quarterly periods in the year ended December 31, 2003. The restated amounts for these quarters are presented in Note 18, Quarterly Financial Data (unaudited).

This restatement of the financial statements corrects the adoption of Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” (Statement 143), effective January 1, 2003. Previously all of the Company’s liabilities for asset retirement obligations related to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The Company’s steel structures, unlike its non-steel structures, are not typically retired but relocated to another location. As such, the costs associated with the removal of the steel structures and resurfacing of the land were believed to be outside the scope of Statement 143 and were recorded when incurred in accordance with Statement of Financial Accounting Standard 13, “Accounting for Leases”. The Company reconsidered the provisions of Statement 143 and has determined that the liabilities should include costs associated with the removal of the steel structures and resurfacing of the land in the asset retirement obligation.

The effect of the restatement on the condensed consolidated statements of operations for the year ended December 31, 2003 are set forth below:

	Year ended
	December 31, 2003
		As Previously
	As Restated	Reported
Depreciation and amortization*	284,947	282,273
Gain on disposition of assets	(1,946)	(748)
Operating expenses	746,538	745,062
Operating income	63,601	65,077
Interest expense*	93,787	87,750
Loss before income tax and cumulative effect of a change in accounting principle	(63,328)	(55,815)
Income tax benefit	(23,573)	(20,643)
Loss before cumulative effect of a changing in accounting principle	(39,755)	(35,172)
Cumulative effect of a change in accounting principle, net of tax	40,240	11,679
Net Loss	(79,995)	(46,851)
Net loss applicable to common stock	(80,360)	(47,216)

*	The as restated year ended December 31, 2003 results have been adjusted for the amortization of deferred financing cost reclassification as discussed in footnote 1(L) to these financial statements.

	Year ended
	December 31, 2003
		As Previously
	As Restated	Reported
Loss per share:
Basic and diluted:
Before cumulative effect of a change in accounting principle	(0.39)	(0.35)
Cumulative effect of a change in accounting principle	(0.39)	(0.11)

Basic and diluted loss per share	(0.78)	(0.46)

The effect of the restatement of the condensed consolidated balance sheet as of December 31, 2003 is set forth below:

	December 31, 2003
		As Previously
	As Restated	Reported
Property, plant & equipment	1,988,096	1,933,003
Accumulated depreciation	(702,272)	(679,205)
Total Assets	3,669,373	3,637,347
Deferred income tax liabilities	73,352	94,542
Asset retirement obligation	123,217	36,857
Total Liabilities	1,979,712	1,914,542
Accumulated Deficit	(407,997)	(374,853)
Stockholder’s Equity	1,689,661	1,722,805
Total liabilities and stockholder’s equity	3,669,373	3,637,347

The restatement did not effect cash provided by operations, cash used in investing activities or cash provided by financing activities for the year ended December 31, 2003.

(3)	Acquisitions

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

	2003	2002

Net revenues	$818,417	803,237

Net loss applicable to common stock	(81,825)	(43,930)

Net loss per common share (basic and diluted)	$(0.80)	(0.43)

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

	American	Appalachian	Bowlin		Delite
	Outdoor	Outdoor	Outdoor	PNE	Group, Inc.	Capital	Other	Total

Current Assets	$557	325	1,699	180	1,159	197	2,139	6,256
Property, Plant & Equipment	1,185	5,822	30,171	4,879	10,864	5,761	34,567	93,249
Goodwill	18,662	2,666	2,731	4,500	20,033	12,530	50,674	111,796
Site Locations	8,993	9,316	19,333	9,180	15,728	9,476	43,812	115,838
Customer Lists and Contracts	2,119	2,196	4,557	2,164	3,707	2,233	12,311	29,287
Non-Competition Agreements	20	—	1,380	—	—	—	1,211	2,611
Other Assets	—	—	—	—	—	—	700	700
Current Liabilities	—	325	563	—	543	87	1,127	2,645
Long-term Liabilities	—	—	13,663	—	7,968	—	5,537	27,168

	31,536	20,000	45,645	20,903	42,980	30,110	138,750	329,924

(4) Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001

Issuance of Class A common stock in acquisitions	$50,630	56,100	29,000
Debt issuance costs	8,807	3,640	—

(5) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2003 and 2002 are as follows:

	Estimated Life
	(Years)	2003	2002

Land	—	$75,556	67,241
Building and improvements	10 – 39	64,650	58,883
Advertising structures	15	1,770,942	1,652,189
Automotive and other equipment	3 – 7	76,948	72,344

		$1,988,096	1,850,657

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(6) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2003 and December 31, 2002.

		2003		2002
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$388,791	$248,617	$371,787	$196,084
Non-competition agreements	3 – 15	57,664	46,197	57,023	39,458
Site locations	15	1,021,037	243,170	937,773	177,016
Other	5 – 15	17,578	8,443	15,997	8,163

		1,485,070	546,427	1,382,580	420,721
Unamortizable Intangible Assets:
Goodwill		$1,493,910	$253,635	$1,432,063	$253,635

The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of December 31, 2002	$1,432,063
Goodwill acquired during the year	61,847
Impairment losses	—

Balance as of December 31, 2003	$1,493,910

The following is a summary of the estimated amortization expense for the next five years:

Year ended December 31, 2004	$123,258
Year ended December 31, 2005	$113,440
Year ended December 31, 2006	$101,310
Year ended December 31, 2007	$81,976
Year ended December 31, 2008	$75,306

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

The following table illustrates the effect of the adoption of SFAS No. 142 on prior periods and its effect on the Company’s earnings per share:

	Years ended December 31,
	2003 (Restated)	2002	2001

Reported net loss applicable to common stock	$(80,360)	$(36,693)	$(108,999)
Add: goodwill amortization, net of tax	—	—	70,463

Adjusted net loss applicable to common stock	$(80,360)	$(36,693)	$(38,536)

Earnings per common share – basic and diluted
Reported net loss per common share	$(0.78)	$(0.36)	$(1.11)
Add: goodwill amortization per share, net of tax	—	—	0.72

Adjusted net loss per common share	$(0.78)	$(0.36)	$(0.39)

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

(9) Long-term Debt

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

(10) Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement 143, and recorded a restated loss of $40,240 as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $25,727. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement. Also, as of January 1, 2003, the Company recorded additions to property, plant and equipment totaling $76,930 and accumulated depreciation totaling $28,862 under the provisions of Statement 143.

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

	As restated	As previously reported

Balance at December 31, 2002	—	—
Net impact at initial adoption	$114,035	$33,467

Balance at January 1, 2003	$114,035	$33,467
Additions to asset retirement obligations	4,254	1,487
Accretion expense	7,562	2,350
Liabilities settled	(2,634)	(447)

Balance at December 31, 2003	$123,217	$36,857

The pro forma asset retirement obligation at December 31, 2002 and 2001 would have been $114,035 and $106,512, respectively. The following pro forma data summarizes the Company’s net loss and net loss per common share as if the Company had adopted the provisions of Statement 143 on December 31, 2000, including an associated pro forma asset retirement obligation on that date of $92,813.

	Year ended	Year Ended
	December 31, 2002	December 31, 2001

Net loss applicable to common stock, as reported	$(36,693)	$(108,999)
Pro forma adjustments to reflect retroactive adoption of Statement 143 (restated)	(6,722)	(6,600)

Pro forma net loss applicable to common stock (restated)	$(43,415)	$(115,599)

Net loss per common share – basic and diluted:
Net loss, as reported	$(0.36)	$(1.11)
Net loss, pro forma	$(0.42)	$(1.17)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(11) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001, consists of:

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$—	(19,543)	(19,543)
State and local	(42)	(4,653)	(4,695)
Foreign	—	665	665

	$(42)	(23,531)	(23,573)

Year ended December 31, 2002:
U.S. federal	$(5,068)	(12,951)	(18,019)
State and local	869	(3,084)	(2,215)
Foreign	89	451	540

	$(4,110)	(15,584)	(19,694)

Year ended December 31, 2001:
U.S. federal	$—	(37,102)	(37,102)
State and local	713	(8,834)	(8,121)
Foreign	—	(451)	(451)

	$713	(46,387)	(45,674)

Income tax benefit attributable to continuing operations for the years ended December 31, 2003, 2002 and 2001, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

	2003	2002	2001

Computed expected tax benefit	$(21,531)	(19,048)	(52,465)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	1,150	689	590
Amortization of non-deductible goodwill	(14)	(26)	13,546
State and local income taxes, net of federal income tax benefit	(3,099)	(1,490)	(5,360)
Other differences, net	(79)	181	(1,985)

	$(23,573)	(19,694)	(45,674)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003 (Restated)	2002

Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,916	1,916
Accrued liabilities not deducted for tax purposes	1,584	2,142
Other	2,551	2,370

Net current deferred tax asset	6,051	6,428

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(11,738)	(10,821)
Intangibles, due to differences in amortizable lives	(245,270)	(243,971)

	(257,008)	(254,792)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	48,479	51,780
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	941	941
Accrued liabilities not deducted for tax purposes	2,900	3,062
Net operating loss carryforward	100,350	84,119
Asset retirement obligation	30,113	—
Other, net	873	630

Non-current deferred tax assets	183,656	140,532

Net non-current deferred tax liability	$(73,352)	(114,260)

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

(12) Related Party Transactions

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

(13) Stockholders’ Equity

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

(14)  Benefit Plans

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

(15)  Commitment and Contingencies

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

(16)  Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of December 31, 2003 and 2002, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,903,600 and $1,915,035, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(17) Disclosures About Fair Value of Financial Instruments

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

(18) Quarterly Financial Data (Unaudited)

	Year 2003 Quarters (Restated)
	March 31	June 30	September 30	December 31

Net revenues	$184,221	$208,178	$211,720	$206,020
Net revenues less direct advertising expenses	112,664	134,817	137,149	133,492
Net loss applicable to common stock	(62,070)	(3,438)	(7,744)	(7,108)
Net loss per common share (basic and diluted)	(0.61)	(0.03)	(0.07)	(0.07)

	Year 2002 Quarters
	March 31	June 30	September 30	December 31

Net revenues	$176,538	$202,529	$201,918	$194,697
Net revenues less direct advertising expenses	109,311	135,897	130,233	125,469
Net loss applicable to common stock	(16,254)	(399)	(6,079)	(13,961)
Net loss per common share (basic and diluted)	(0.16)	—	(0.06)	(0.14)

(19) New Accounting Pronouncements

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

SCHEDULE 2

Lamar Advertising Company
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$674,356	125,706	—	800,062
Year ended December 31, 2002
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	9,036	9,036	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$550,275	124,081	—	674,356
Year ended December 31, 2001
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,794	7,794	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$343,657	206,618	—	550,275

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note 2 of Lamar Advertising Company’s consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2003.

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

/s/ KPMG LLP

KPMG LLP

New Orleans, Louisiana
February 9, 2004, except
for Notes 2 and 10 of Lamar Advertising Company, as to
which the date is November 15, 2004

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002

	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$7,797	$15,610
Cash on deposit for debt extinguishment	—	266,657
Receivables, net of allowance for doubtful accounts of $4,914 in 2003 and 2002	90,072	91,982
Prepaid expenses	32,377	30,091
Deferred income tax assets	6,051	6,428
Other current assets	7,665	14,606

Total current assets	143,962	425,374

Property, plant and equipment	1,988,096	1,850,657
Less accumulated depreciation and amortization	(702,272)	(566,889)

Net property, plant and equipment	1,285,824	1,283,768

Goodwill (note 3)	1,232,857	1,171,595
Intangible assets (note 3)	938,062	961,859
Deferred financing fees, net of accumulated amortization of $11,864 and $14,567 respectively	14,285	14,139
Other assets	50,744	18,174

Total assets	$3,665,734	$3,874,909

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$8,813	$10,051
Current maturities of long-term debt (note 5)	5,044	4,687
Current maturities related to debt extinguishment	—	255,000
Accrued expenses (note 4)	38,068	25,981
Deferred income	14,372	13,942

Total current liabilities	66,297	309,661
Long-term debt (note 5)	1,412,319	1,447,246
Deferred income tax liabilities (note 6)	100,250	129,924
Asset retirement obligation	123,217	—
Other liabilities	9,109	7,366

Total liabilities	1,711,192	1,894,197

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at December 31, 2003 and 2002	—	—
Additional paid-in capital	2,333,951	2,281,901
Accumulated deficit	(379,409)	(301,189)

Stockholder’s equity	1,954,542	1,980,712

Total liabilities and stockholder’s equity	$3,665,734	$3,874,909

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

	(Restated)
Net revenues	$810,139	$775,682	$729,050

Operating expenses (income):
Direct advertising expenses	292,017	274,772	251,483
General and administrative expenses	145,971	139,610	124,339
Corporate expenses	25,229	27,285	26,447
Depreciation and amortization	284,947	271,832	349,550
Gain on disposition of assets	(1,946)	(336)	(923)

	746,218	713,163	750,896

Operating income (loss)	63,921	62,519	(21,846)
Other expense (income):
Loss on extinguishment of debt	21,077	5,850	—
Interest income	(502)	(929)	(640)
Interest expense	77,852	94,990	115,230

	98,427	99,911	114,590

Loss before income tax benefit and cumulative effect of a change in accounting principle	(34,506)	(37,392)	(136,436)
Income tax benefit (note 6)	(12,338)	(12,434)	(38,870)

Loss before cumulative effect of a change in accounting principle	(22,168)	(24,958)	(97,566)
Cumulative affect of a change in accounting principle net of tax benefit of $25,727	40,240	—	—

Net loss	$(62,408)	$(24,958)	$(97,566)

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share and per share data)

		ADDITIONAL
	COMMON	PAID-IN	ACCUMULATED
	STOCK	CAPITAL	DEFICIT	TOTAL

Balance, December 31, 2000	$—	1,855,421	(178,665)	1,676,756
Contribution from parent	—	366,896	—	366,896
Net loss	—	—	(97,566)	(97,566)

Balance, December 31, 2001	$—	2,222,317	(276,231)	1,946,086
Contribution from parent	—	59,584	—	59,584
Net loss	—	—	(24,958)	(24,958)

Balance, December 31, 2002	$—	2,281,901	(301,189)	1,980,712
Dividend to parent		—	(15,812)	(15,812)
Contribution from parent	—	52,050	—	52,050
Net loss (restated)	—	—	(62,408)	(62,408)

Balance, December 31, 2003 (restated)	$—	2,333,951	(379,409)	1,954,542

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001

	(Restated)
Cash flows from operating activities:
Net loss	$(62,408)	$(24,958)	$(97,566)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	284,947	271,832	349,550
Amortization included in interest expense	2,797	2,812	2,204
Gain on disposition of assets	(1,946)	(336)	(923)
Loss on extinguishment of debt	21,077	5,850	—
Cumulative effect of a change in accounting principle	40,240	—	—
Deferred income tax benefit	(12,296)	(8,325)	(39,582)
Provision for doubtful accounts	8,599	9,036	7,794
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(7,360)	(6,451)	(9,810)
Prepaid expenses	(2,923)	(2,533)	(1,322)
Other assets	(6,318)	2,804	2,916
Increase (decrease) in:
Trade accounts payable	(1,238)	3	131
Accrued expenses	11,431	1,965	(14,641)
Other liabilities	254	1,546	(49)

Cash flows provided by operating activities	274,856	253,245	198,702

Cash flows from investing activities:
Capital expenditures	(78,275)	(78,390)	(85,320)
Purchase of new markets	(135,319)	(78,326)	(298,134)
Increase in notes receivable	—	(1,650)	—
Proceeds from sale of property and equipment	5,829	3,412	4,916

Cash flows used in investing activities	(207,765)	(154,954)	(378,538)

Cash flows from financing activities:
Contribution from parent	—	—	48,000
Proceeds from issuance of long-term debt	128,038	256,400	—
Deposits for debt extinguishment	266,657	(266,657)	—
Principal payments on long-term debt	(483,888)	(144,126)	(67,046)
Debt issuance costs	(9,899)	(1,183)	(573)
Dividends	(15,812)	—	—
Net borrowing under credit agreements	40,000	60,000	140,000

Cash flows (used in) provided by financing activities	(74,904)	(95,566)	120,381

Net (decrease) increase in cash and cash equivalents	(7,813)	2,725	(59,455)
Cash and cash equivalents at beginning of period	15,610	12,885	72,340

Cash and cash equivalents at end of period	$7,797	$15,610	$12,885

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,245	$94,729	$119,000

Cash paid for state and federal income taxes	$825	$745	$1,189

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

Lamar Media previously included amortization of debt issuance costs under depreciation in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $2,797, $2,812 and $2,204 for the years ended December 31, 2003, 2002 and 2001, respectively.

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 3, 5, 7, 12, 14, 15, 16, 18 and 19 and portions of notes 1, 9 and 11 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

(2)  Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Parent company stock contributed for acquisitions	$50,630	56,100	29,000
Note payable converted to contributed capital	—	—	287,000
Debt issuance costs	1,619	3,640	—

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2003 and December 31, 2002.

		2003		2002
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	388,791	248,617	371,787	196,084
Non-competition agreements	3 – 15	57,664	46,197	57,023	39,458
Site locations	15	1,021,037	243,170	937,773	177,016
Other	5 – 15	16,980	8,426	15,399	7,565

		1,484,472	546,410	1,381,982	420,123
Unamortizable Intangible Assets:
Goodwill		$1,485,623	$252,766	$1,424,361	$252,766

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

The following table illustrates the effect of the adoption of SFAS No. 142 on prior periods:

	Years ended December 31,
	2003	2002	2001

Reported net loss	$(62,408)	$(24,958)	$(97,566)
Add: goodwill amortization, net of tax	—	—	70,463

Adjusted net loss	$(62,408)	$(24,958)	$(27,103)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2003 and 2002:

	2003	2002

Payroll	$7,698	7,686
Interest	19,428	8,618
Other	10,942	9,677

	$38,068	25,981

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2003 and 2002:

	2003	2002

7 1/4% Senior subordinated notes	$389,387	260,000
9 5/8% Senior subordinated notes (1996 Notes)	—	255,000
8 5/8% Senior subordinated notes (1997 Notes)	—	199,230
Bank Credit Agreement	1,015,000	975,500
8% Unsecured subordinated notes	5,333	7,333
Other notes with various rates and terms	7,643	9,870

	1,417,363	1,706,933
Less current maturities	(5,044)	(259,687)

Long-term debt excluding current maturities	$1,412,319	1,447,246

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Long-term debt matures as follows:

2004	$5,044
2005	57,160
2006	69,067
2007	82,568
2008	82,612
Later years	1,120,912

(6) Income Taxes

Income tax benefit for the years ended December 31, 2003, 2002 and 2001, consists of:

	Current	Deferred	Total

Year ended December 31, 2003:
U.S. federal	$—	(10,492)	(10,492)
State and local	(42)	(2,469)	(2,511)
Foreign	—	665	665

	$(42)	(12,296)	(12,338)

Year ended December 31, 2002:
U.S. federal	$(5,068)	(7,090)	(12,158)
State and local	870	(1,685)	(815)
Foreign	89	450	539

	$(4,109)	(8,325)	(12,434)

Year ended December 31, 2001:
U.S. federal	$—	(31,618)	(31,618)
State and local	712	(7,513)	(6,801)
Foreign	—	(451)	(451)

	$712	(39,582)	(38,870)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2003, 2002 and 2001, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to loss before income taxes as follows:

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	2003	2002	2001

Computed expected tax benefit	$(11,732)	(12,713)	(46,388)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	1,149	689	590
Amortization of non-deductible goodwill	(19)	(31)	13,402
State and local income taxes, net of federal income tax benefit	(1,657)	(560)	(4,488)
Other differences, net	(79)	181	(1,986)

	$(12,338)	(12,434)	(38,870)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002

Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,916	$1,916
Accrued liabilities not deducted for tax purposes	1,584	2,142
Other	2,551	2,370

Net current deferred tax asset	6,051	6,428

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(11,738)	(10,821)
Intangibles, due to differences in amortizable lives	(244,880)	(243,680)

	(256,618)	(254,501)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	48,479	51,780
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	941	941
Accrued liabilities not deducted for tax purposes	2,900	3,062
Net operating loss carryforward	73,061	68,164
Asset retirement obligation	30,113	—
Other, net	874	630

	156,368	124,577

Net non-current deferred tax liability	$(100,250)	(129,924)

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(8) Quarterly Financial Data (Unaudited)

	Year 2003 Quarters (Restated)
	March 31	June 30	September 30	December 31

Net revenues	$184,221	$208,178	$211,720	$206,020
Net revenues less direct advertising expenses	112,664	134,817	137,149	133,492
Net (loss) income applicable to common stock	(59,152)	(210)	2,226	(5,272)

	Year 2002 Quarters
	March 31	June 30	September 30	December 31

Net revenues	$176,538	$202,529	$201,918	$194,697
Net revenues less direct advertising expenses	109,311	135,897	130,233	125,469
Net (loss) income applicable to common stock	(13,331)	2,542	(3,145)	(11,024)

SCHEDULE 2

Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2003, 2002 and 2001
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period

Year Ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$672,889	126,287	—	799,176
Year Ended December 31, 2002
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	9,036	9,036	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$546,916	124,146	—	672,889
Year Ended December 31, 2001
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,794	7,794	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$340,338	206,578	—	546,916

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

LAMAR ADVERTISING COMPANY

November 30, 2004	By: /s/ Kevin P. Reilly, Jr.

Kevin P. Reilly, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby appoints Kevin P. Reilly and Keith A. Istre as his attorneys-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-K/A and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission. Each of such attorneys has the power to act with or without the others.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director	November 30, 2004
(Principal Executive Officer)
Kevin P. Reilly, Jr.

/s/ Keith A. Istre	Chief Financial Officer	November 30, 2004
(Principal Financial and Accounting Officer)
Keith A. Istre

/s/ Charles W. Lamar, III	Director	November 30, 2004

Charles W. Lamar, III

/s/ Stephen P. Mumblow	Director	November 30, 2004

Stephen P. Mumblow

/s/ John Maxwell Hamilton	Director	November 30, 2004

John Maxwell Hamilton

/s/ Thomas Reifenheiser	Director	November 30, 2004

Thomas Reifenheiser

/s/ Anna Reilly Cullinan	Director	November 30, 2004

Anna Reilly Cullinan

/s/ Robert M. Jelenic	Director	November 30, 2004
Robert M. Jelenic

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

November 30, 2004	By: /s/ Kevin P. Reilly, Jr.

Kevin P. Reilly, Jr.
President and Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned hereby appoints Kevin P. Reilly and Keith A. Istre as his attorneys-in-fact to sign his or her name, in any and all capacities, to any amendments to this Form 10-K/A and any other documents filed in connection therewith to be filed with the Securities and Exchange Commission. Each of such attorneys has the power to act with or without the others.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr.	Chief Executive Officer and Director	November 30, 2004
(Principal Executive Officer)
Kevin P. Reilly, Jr.

/s/ Sean E. Reilly	Chief Operating Officer, Vice President	November 30, 2004
and Director
Sean E. Reilly

/s/ Keith A. Istre	Chief Financial and Accounting Officer	November 30, 2004
and Director
Keith A. Istre	(Principal Financial and Accounting Officer)

/s/ T. Everett Stewart, Jr.	Director	November 30, 2004

T. Everett Stewart, Jr.

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (Filed No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Specimen certificate for the shares of Class A common stock of the Company. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.2	Senior Secured Note dated May 19, 1993. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.3	Indenture dated as of September 24, 1986 relating to the Company’s 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4	Indenture dated May 15, 1993 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1(File No. 333-05479), and incorporated herein by reference.

4.6	Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 1996 (File No. 1-12407), and incorporated herein by reference.

4.7	Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on 15, 1996 (File No. 1-12407), and

EXHIBIT
NUMBER	DESCRIPTION

incorporated herein by reference.

4.8	Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.9	Indenture dated as of December 23, 2002 among Lamar Media Corp., certain subsidiaries of Lamar Media Corp., as guarantors and Wachovia Bank of Delaware, National, as trustee. Filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K filed on December 27, 2002 (File No. 0-20833) and incorporated herein by reference.

4.10	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated June 9, 2003. Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4.11	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003. Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

4.12	Form of 7 1/4% Notes Due 2013. Filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K filed on December 27, 2002 (File No. 0-20833) and incorporated herein by reference.

4.13	Form of Exchange Note. Filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634) and incorporated herein by reference.

4.14	Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4.15	First Supplemental Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

10.1*	The Lamar Savings and Profit Sharing Plan Trust. Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.2	Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan dated October 3, 1993. Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.3*	1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 0-30242), for the period ended June 30, 2000 filed on August 11, 2000 and incorporated herein by reference.

10.4	Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 15, 1998 (File No. 0-20833), and incorporated herein by reference.

10.5	Second Amended and Restated Stock Purchase Agreement dated as of August 11, 1999 among the Company, Lamar Media Corp., Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation. Previously filed as Appendix A to the Company’s Schedule 14C Information Statement filed on August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules and Annexes A and B referred to in the Second Amended and Restated Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

10.6*	2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to Lamar Advertising Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION

10.7	Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.38 to Lamar Media Corp.’s Registration Statement on Form S-4/A (File No. 333-102634) on March 18, 2003 and incorporated herein by reference.

10.8	Joinder Agreement dated as of October 7, 2003 to Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by Premere Outdoor, Inc. Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) on November 5, 2003 and incorporated herein by reference.

11.1	Statement regarding computation of per share earnings. Filed herewith.

14.1	Lamar Advertising Company Code of Business Conduct and Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 10, 2004.

21.1	Subsidiaries of the Company. Previously filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed on March 10, 2004.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

* Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.