Form 10-Q/A
period 2004-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-12-01
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

This combined Form 10-Q/A is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

Explanatory Note

     In connection with the preparation of its Form 10-Q, for the quarter ended September 30, 2004, the Company determined, in consultation with its outside auditors, to change the way it applies Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations,” which the Company adopted effective January 1, 2003. The Company has decided to expand the scope of the outdoor advertising structures that are subject to the calculation of the asset retirement obligations required under Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” by including steel structures in addition to non-steel structures, instead of accounting for such costs under Financial Accounting Standard 13, “Accounting for Leases.”

     As a result, the Company is restating its audited consolidated financial statements for the year ended December 31, 2003 and its unaudited condensed consolidated financial statements for quarters ended March 31, 2004 and June 30, 2004. Amendments to the Company’s previously filed Form 10-K for 2003 and its Forms 10-Q for its first quarter of 2004 will be filed to reflect this restatement. In this Form 10-Q/A, the financial statements and other information for the six months ended June 30, 2004 and all comparative information for 2003 are presented on this restated basis. See Note 2 “Restatement of Financial Statements”. “In order to preserve the nature and character of the disclosures set forth in our Form 10-Q as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This combined Quarterly Report on Form 10-Q/A of Lamar Advertising Company (the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s, and Lamar Media’s:

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2003 of the Company and Lamar Media (the “2003 Combined Form 10-K”) under the caption “Factors Affecting Future Operating Results” in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 10, 2004 and as amended on November 30, 2004.

The forward-looking statements contained in this combined Quarterly Report on Form 10-Q/A speak only as of May 10, 2004 the date of this combined report was originally filed. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Quarterly Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

1

PART I — FINANCIAL INFORMATION

ITEM 1.- FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,120	$7,797
Receivables, net of allowance for doubtful accounts of $4,914 in 2004 and 2003	92,023	90,072
Prepaid expenses	44,958	32,377
Deferred income tax assets	6,258	6,051
Other current assets	7,347	7,820

Total current assets	156,706	144,117

Property, plant and equipment	2,009,980	1,988,096
Less accumulated depreciation and amortization	(734,265)	(702,272)

Net property, plant and equipment	1,275,715	1,285,824

Goodwill	1,248,061	1,240,275
Intangible assets	917,442	938,643
Deferred financing costs, net of accumulated amortization of $22,098 and $20,783, respectively	28,043	28,355
Other assets	29,030	32,159

Total assets	$3,654,997	$3,669,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	20,703	5,044
Accrued expenses	29,922	45,986
Deferred income	15,086	14,372

Total current liabilities	74,521	74,215

Long-term debt	1,676,755	1,699,819
Deferred income tax liabilities	68,717	73,352
Asset retirement obligation	127,441	123,217
Other liabilities	8,344	9,109

Total liabilities	1,955,778	1,979,712

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2004 and 2003	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2004 and 2003	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 87,989,353 and 87,266,763 shares issued and outstanding at 2004 and 2003, respectively	88	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,797,527 and 16,147,073 shares issued and outstanding at 2004 and 2003, respectively	16	16
Additional paid-in capital	2,110,836	2,097,555
Accumulated deficit	(411,721)	(407,997)

Stockholders’ equity	1,699,219	1,689,661

Total liabilities and stockholders’ equity	$3,654,997	$3,669,373

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$200,976	$184,221

Operating expenses (income)
Direct advertising expenses	73,791	71,557
General and administrative expenses	38,276	36,301
Corporate expenses	7,159	6,546
Depreciation and amortization	70,241	68,112
Gain on disposition of assets	(1,152)	(330)

	188,315	182,186

Operating income	12,661	2,035

Other expense (income)
Loss on extinguishment of debt	—	11,173
Interest income	(59)	(118)
Interest expense	18,902	25,339

	18,843	36,394

Loss before income tax benefit and cumulative effect of a change in accounting principle	(6,182)	(34,359)
Income tax benefit	(2,549)	(12,620)

Loss before cumulative effect of a change in accounting principle	(3,633)	(21,739)
Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	—	40,240

Net loss	(3,633)	(61,979)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(3,724)	$(62,070)

Loss per common share:
Loss before cumulative effect of a change in accounting principle	$(0.04)	$(0.21)
Cumulative effect of a change in accounting principle	—	(0.40)

Net loss	$(0.04)	$(0.61)

Weighted average common shares outstanding	103,607,466	101,667,397
Incremental common shares from dilutive stock options	—	—
Incremental common shares from convertible debt	—	—

Weighted average common shares assuming dilution	103,607,466	101,667,397

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,633)	$(61,979)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,241	68,112
Amortization included in interest expense	1,332	1,579
Gain on disposition of assets	(1,152)	(330)
Deferred tax benefit	(2,859)	(12,714)
Provision for doubtful accounts	1,248	2,325
Loss on debt extinguishment	—	11,173
Cumulative effect of a change in accounting principle, net of tax	—	40,240
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,649)	(475)
Prepaid expenses	(12,779)	(11,533)
Other assets	234	(1,422)
Increase (decrease) in:
Trade accounts payable	(2)	371
Accrued expenses	(16,064)	(15,441)
Other liabilities	681	1,148

Cash flows provided by operating activities	35,598	21,054

Cash flows from investing activities:
Acquisitions	(21,048)	(6,638)
Capital expenditures	(15,891)	(17,808)
Proceeds from disposition of assets	1,135	938

Cash flows used in investing activities	(35,804)	(23,508)

Cash flows from financing activities:
Debt issuance costs	(1,003)	(8,356)
Net proceeds from issuance of common stock	7,028	953
Principal payments on long-term debt	(2,405)	(264,449)
Net payments under credit agreements	(5,000)	—
Cash from deposits for debt extinguishment	—	266,657
Dividends	(91)	(91)

Cash flows used in financing activities	(1,471)	(5,286)

Net decrease in cash and cash equivalents	(1,677)	(7,740)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$6,120	$7,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,982	$27,792

Cash paid for state and federal income taxes	$140	$146

Common stock issuance and warrants related to acquisitions	$4,270	$18,000

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

The Company previously included amortization of debt issuance costs under depreciation and amortization in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase in interest expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $1,332 for the three months ended March 31, 2004 and $1,579 for the three months ended March 31, 2003.

2.	Restatement of Financial Statements

The Company is restating its financial statements for the fiscal quarters ended March 31, 2004 and 2003. The Company will also amend and restate its financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K and its unaudited condensed consolidated financial statements for the quarter ended June 30, 2004 on Form 10-Q.

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

The effect of the restatement on the condensed consolidated statements of operations for the three-months ended March 31, 2004 and March 31, 2003 are set forth below:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
		As Previously		As Previously
	As Restated	Reported	As Restated	Reported
Depreciation and amortization*	70,241	69,320	68,112	67,513
Gain on disposition of assets	(1,152)	(929)	(330)	(30)
Operating expenses	188,315	187,617	182,186	181,887
Operating income	12,661	13,359	2,035	2,334
Interest expense*	18,902	17,570	25,339	23,760
Loss before income tax benefit and cumulative effect of a change in accounting principle	(6,182)	(4,152)	(34,359)	(32,481)
Income tax benefit	(2,549)	(1,705)	(12,620)	(11,888)
Loss before cumulative effect of a change in accounting principle	(3,633)	(2,447)	(21,739)	(20,593)
Cumulative effect of a change in accounting principle, net of tax	—	—	40,240	11,679
Net loss	(3,633)	(2,447)	(61,979)	(32,272)
Net loss applicable to common stock	(3,724)	(2,538)	(62,070)	(32,363)

*	The as restated three months ended March 31, 2004 and 2003 results have been adjusted for the amortization of deferred financing cost reclassification as discussed in footnote 1 to these quarterly financial statements.

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
		As Previously		As Previously
	As Restated	Reported	As Restated	Reported
Loss per share:
Basic and diluted:
Before cumulative effect of a change in accounting principle	(0.04)	(0.02)	(0.21)	(0.20)
Cumulative effect of a change in accounting principle	—	—	(0.40)	(0.12)

Basic and diluted loss per share	(0.04)	(0.02)	(0.61)	(0.32)

The effect of the restatement of the condensed consolidated balance sheet as of December 31, 2003 is set forth below:

	December 31, 2003
		As Previously
	As Restated	Reported
Property, plant & equipment	1,988,096	1,933,003
Accumulated depreciation	(702,272)	(679,205)
Total Assets	3,669,373	3,637,347
Deferred income tax liabilities	73,352	94,542
Asset retirement obligation	123,217	36,857
Total Liabilities	1,979,712	1,914,542
Accumulated Deficit	(407,997)	(374,853)
Stockholders’ Equity	1,689,661	1,722,805
Total liabilities and stockholders’ equity	3,669,373	3,637,347

     The restatement did not effect cash provided by operations, cash used in investing activities or cash provided by financing activities for the three months ended March 31, 2004 and March 31, 2003.

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

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$201,230	$189,935

Net loss applicable to common stock	$(3,720)	$(63,137)

Net loss per common share	$(0.04)	$(0.61)

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2004 and December 31, 2003.

		March 31, 2004		December 31, 2003
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
Amortizable Intangible Assets:	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 – 10	391,072	261,598	388,791	248,617
Non-competition agreements	3 – 15	57,783	47,782	57,664	46,197
Site locations	15	1,030,855	260,306	1,021,037	243,170
Other	5 – 15	13,612	6,194	17,578	8,443

		1,493,322	575,880	1,485,070	546,427
Unamortizable Intangible Assets:
Goodwill		$1,501,696	$253,635	$1,493,910	$253,635

The changes in the gross carrying amount of goodwill for the three months ended March 31, 2004 are as follows:

Balance as of December 31, 2003	$1,493,910
Goodwill acquired during the three months ending March 31, 2004	7,786
Impairment losses	—

Balance as of March 31, 2004	$1,501,696

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

5.	Long-Term Debt

On February 6, 2004, Lamar Media amended its credit agreement dated March 7, 2003 whereby it changed its $975,000 term facility to include a $425,000 Tranche A and a $550,000 Tranche C facility. The proceeds were used to pay off the Tranche B facility and the total debt outstanding remained unchanged.

6.	Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” (Statement 143), and recorded a loss of $40,240 as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $25,727. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement.

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003 (restated)	$123,217
Additions to asset retirement obligations	2,422
Accretion expense	2,566
Liabilities settled	(764)

Balance at March 31, 2004 (restated)	$127,441

7.	Stock-Based Compensation

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

The following table illustrates the effect on net loss and loss per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended
	March 31,
	2004	2003
Net loss applicable to common stock, as reported (restated)	$(3,724)	$(62,070)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,861)	(1,011)

Pro forma net loss applicable to common stock (restated)	$(7,585)	$(63,081)

Net loss per common share – basic and diluted
Net loss, as reported	$(0.04)	$(0.61)
Net loss, pro forma	$(0.07)	$(0.62)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8.	Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of March 31, 2004 and December 31, 2003, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,914,392 and $1,903,600, respectively.

9.	Earnings Per Share

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

10.	Accounting Pronouncements

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

11.	Subsequent Event

An unsolicited offer was made by Outdoor Promotions, Inc. to purchase selected transit advertising assets from the Company for approximately $2,950. The sale of these assets was closed on April 23, 2004 at which time the carrying value was approximately $7,030.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,120	$7,797
Receivables, net of allowance for doubtful accounts of $4,914 in 2004 and 2003	91,930	90,072
Prepaid expenses	44,958	32,377
Deferred income tax asset	6,258	6,051
Other current assets	7,347	7,665

Total current assets	156,613	143,962

Property, plant and equipment	2,009,980	1,988,096
Less accumulated depreciation and amortization	(734,265)	(702,272)

Net property, plant and equipment	1,275,715	1,285,824

Goodwill	1,240,592	1,232,857
Intangible assets	917,052	938,062
Deferred financing costs, net of accumulated amortization of $15,367 and $14,567, respectively	14,488	14,285
Other assets	40,633	50,744

Total assets	$3,645,093	$3,665,734

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	20,703	5,044
Accrued expenses	19,994	38,068
Deferred income	15,086	14,372

Total current liabilities	64,593	66,297

Long-term debt	1,389,255	1,412,319
Deferred income taxes	96,716	100,250
Asset retirement obligation	127,441	123,217
Other liabilities	8,344	9,109

Total liabilities	1,686,349	1,711,192

Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	2,340,204	2,333,951
Accumulated deficit	(381,460)	(379,409)

Stockholder’s equity	1,958,744	1,954,542

Total liabilities and stockholder’s equity	$3,645,093	$3,665,734

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Net revenues	$200,976	$184,221

Operating expenses (income)
Direct advertising expenses	73,791	71,557
General and administrative expenses	38,276	36,301
Corporate expenses	7,075	6,519
Depreciation and amortization	70,241	68,112
Gain on disposition of assets	(1,152)	(330)

	188,231	182,159

Operating income	12,745	2,062

Other expense (income)
Loss on extinguishment of debt	—	11,173
Interest income	(59)	(118)
Interest expense	16,304	20,734

	16,245	31,789

Loss before income tax benefit and cumulative effect of a change in accounting principle	(3,500)	(29,727)
Income tax benefit	(1,449)	(10,815)

Loss before cumulative effect of a change in accounting principle	(2,051)	(18,912)
Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	—	(40,240)

Net loss	$(2,051)	$(59,152)

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,051)	$(59,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,241	68,112
Amortization included in interest expense	800	748
Gain on disposition of assets	(1,152)	(330)
Deferred tax benefit	(1,759)	(10,909)
Provision for doubtful accounts	1,248	2,325
Loss on debt extinguishment	—	11,173
Cumulative effect of change in accounting principle, net of tax	—	40,240
Changes in operating assets and liabilities:
Increase (decrease) in:
Receivables	(1,709)	(8,389)
Prepaid expenses	(12,779)	(11,533)
Other assets	7,091	(1,169)
Increase (decrease) in:
Trade accounts payable	(2)	371
Accrued expenses	(18,074)	(11,290)
Other liabilities	681	1,113

Cash flows provided by operating activities	42,535	21,310

Cash flows from investing activities:
Acquisitions	(21,048)	(6,032)
Capital expenditures	(15,891)	(17,808)
Proceeds from disposition of assets	1,135	938

Cash flows used in investing activities	(35,804)	(22,902)

Cash flows from financing activities:
Debt issuance costs	(1,003)	(8,356)
Principal payments on long-term debt	(2,405)	(264,449)
Net borrowings under credit agreements	(5,000)	—
Cash from deposits for debt extinguishment	—	266,657

Cash flows used in financing activities	(8,408)	(6,148)

Net decrease in cash and cash equivalents	(1,677)	(7,740)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$6,120	$7,870

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,982	$20,245

Cash paid for state and federal income taxes	$140	$146

Parent company stock and warrants contributed for acquisitions	$4,270	$18,000

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

Lamar Media previously included amortization of debt issuance costs under depreciation and amortization in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $800 for the three months ended March 31, 2004 and $748 for the three months ended March 31, 2003.

Certain footnotes are not provided for the accompanying consolidated financial statements as the information in notes 2, 3, 4, 5, 6, 8, 10 and 11 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q/A entitled “Note Regarding Forward – Looking Statements” and in the 2003 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

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

Depreciation and amortization expense increased $2.1 million or 3.1% from $68.1 million for the three months ended March 31, 2003 to $70.2 million for the three months ended March 31, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $10.7 million to $12.7 million for the three months ended March 31, 2004 compared to $2.0 million for the same period in 2003.

Interest expense decreased $6.4 million from $25.3 million for the three months ended March 31, 2003 to $18.9 million for the three months ended March 31, 2004 as a result of lower interest rates both on existing and recently refinanced debt. In addition, for the three months ended March 31, 2004 there were no refinancing activities resulting in a loss on extinguishment of debt.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $28.2 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. There was a decrease in the income tax benefit of $10.1 million for the three months ended March 31, 2004 over the same period in 2003. The effective tax rate for the three months ended March 31, 2004 is 41.2%.

Due to the adoption of SFAS No. 143 during the three months ended March 31, 2003, the Company recorded a cumulative effect of a change in accounting principle in the amount of $40.2 million net of an income tax benefit of $25.7 million.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2004 of $3.6 million, as compared to a net loss of $62.0 million for the same period in 2003.

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

The Company’s cash flows provided by operating activities increased by $14.5 million for the three months ended March 31, 2004 due primarily to a decrease in net loss of $58.3 million offset by a decrease in adjustments to reconcile net loss to cash provided by operating activities of $41.6 million, which primarily includes a decrease in the loss on extinguishment of debt of $11.2 million, a decrease in the cumulative effect of a change in accounting principle of $40.2 million offset by a decrease in deferred income tax benefit of $9.9 million. In addition, as compared to the same period in 2003, there were increases in the change in receivables of $1.2 million and prepaid expenses of $1.2 million, and decreases in other liabilities of $0.5 million, trade accounts payable of $0.4 million and in accrued expenses of $0.6 million offset by a decrease in other assets of $1.7 million.

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

Depreciation and amortization expense increased $2.1 million or 3.1% from $68.1 million for the three months ended March 31, 2003 to $70.2 million for the three months ended March 31, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $10.6 million to $12.7 million for the three months ended March 31, 2004 compared to $2.1 million for the same period in 2003.

Interest expense decreased $4.4 million from $20.7 million for the three months ended March 31, 2003 to $16.3 million for the three months ended March 31, 2004 as a result of lower interest rates both on existing and recently refinanced debt. In addition for the three months ended March 31, 2004 there were no refinancing activities resulting in a loss of extinguishment of debt.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $26.2 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. There was a decrease in the income tax benefit of $9.4 million for the three months ended March 31, 2004 over the same period in 2003. The effective tax rate for the three months ended March 31, 2004 is 41.4%.

Due to the adoption of SFAS No. 143 during the three months ended March 31, 2003, Media recorded a cumulative effect of a change in accounting principle in the amount of $40.2 million net of an income tax benefit of $25.7 million.

As a result of the above factors, Media recognized a net loss for the three months ended March 31, 2004 of $2.1 million, as compared to a net loss of $59.2 million for the same period in 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2004, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 10, 2004.

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

LAMAR ADVERTISING COMPANY

DATED: November 30, 2004	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 30, 2004	BY: /s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Amendment No. 1 dated as of January 28, 2004 to the Credit Agreement dated as of March 7, 2003 between Lamar Media Corp., the Subsidiary Guarantors a party thereto and JPMorgan Chase Bank, as administrative agent for the lenders. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated by reference.

4.2	Tranche C Term Loan Agreement dated as of February 6, 2004 between Lamar Media Corp., the Subsidiary Guarantors a party thereto, the Tranche C Loan Lenders a party thereto and JPMorgan Chase Bank, as administrative agent. Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 and incorporated by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.