Form 10-Q/A
period 2004-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2004-12-01
CIK 899045, 1090425

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

     As a result, the Company is restating its audited consolidated financial statements for the year ended December 31, 2003 and its unaudited condensed consolidated financial statements for quarters ended March 31, 2004 and June 30, 2004. Amendments to the Company’s previously filed Form 10-K for 2003 and its Forms 10-Q for its first quarter of 2004 will be filed to reflect this restatement. In this Form 10-Q/A, the financial statements and other information for the six months ended June 30, 2004 and all comparative information for 2003 are presented on this restated basis. See Note 2 “Restatement of Financial Statements”. "In order to preserve the nature and character of the disclosures set forth in our Form 10-Q as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement."

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2003 of the Company and Lamar Media under the caption “Factors Affecting Future Operating Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations filed with the SEC on March 10, 2004 and as amended on November 30, 2004, (the “2003 Combined Form 10-K”).

The forward-looking statements contained in this combined Quarterly Report on Form 10-Q/A speak only as of August 5, 2004, the date of this combined report was originally filed. Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this combined Quarterly Report to reflect any change in their expectations with regard thereto or any change in events, conditions or circumstances on which any forward-looking statement is based, except as may be required by law.

ITEM 1.- FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,775	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and $4,914 in 2004 and 2003, respectively	101,575	90,072
Prepaid expenses	46,731	32,377
Deferred income tax assets	6,166	6,051
Other current assets	6,685	7,820

Total current assets	178,932	144,117

Property, plant and equipment	2,015,518	1,988,096
Less accumulated depreciation and amortization	(757,682)	(702,272)

Net property, plant and equipment	1,257,836	1,285,824

Goodwill	1,252,749	1,240,275
Intangible assets	902,595	938,643
Deferred financing costs, net of accumulated amortization of $23,415 and $20,783, respectively	26,759	28,355
Other assets	31,191	32,159

Total assets	$3,650,062	$3,669,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	37,924	5,044
Accrued expenses	35,866	45,986
Deferred income	12,073	14,372

Total current liabilities	94,673	74,215

Long-term debt	1,623,444	1,699,819
Deferred income tax liabilities	70,547	73,352
Asset retirement obligation	130,513	123,217
Other liabilities	8,549	9,109

Total liabilities	1,927,726	1,979,712

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2004 and 2003	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2004 and 2003	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 88,594,472 and 87,266,763 shares issued and outstanding at 2004 and 2003, respectively	89	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 and 16,147,073 shares issued and outstanding at 2004 and 2003, respectively	16	16
Additional paid-in capital	2,126,362	2,097,555
Accumulated deficit	(404,131)	(407,997)

Stockholders’ equity	1,722,336	1,689,661

Total liabilities and stockholders’ equity	$3,650,062	$3,669,373

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$226,915	$208,178	$427,891	$392,399

Operating expenses (income)
Direct advertising expenses	74,362	73,361	148,153	144,918
General and administrative expenses	38,437	35,216	76,713	71,517
Corporate expenses	7,214	5,364	14,373	11,910
Depreciation and amortization	72,472	69,985	142,713	138,097
Loss (gain) on disposition of assets	3,237	(1,127)	2,085	(1,457)

	195,722	182,799	384,037	364,985

Operating income	31,193	25,379	43,854	27,414
Other expense (income)
Loss on extinguishment of debt	—	5,754	—	16,927
Interest income	(62)	(66)	(121)	(184)
Interest expense	18,133	24,340	37,035	49,679

	18,071	30,028	36,914	66,422

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	13,122	(4,649)	6,940	(39,008)
Income tax expense (benefit)	5,441	(1,302)	2,892	(13,922)

Income (loss) before cumulative effect of a change in accounting principle	7,681	(3,347)	4,048	(25,086)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	40,240

Net income (loss)	7,681	(3,347)	4,048	(65,326)
Preferred stock dividends	91	91	182	182

Net income (loss) applicable to common stock	$7,590	$(3,438)	$3,866	$(65,508)

Earnings (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.07	$(0.03)	$0.04	$(0.25)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)

Basic earnings (loss) per share	$0.07	$(0.03)	$0.04	$(0.64)

Diluted:
Before cumulative effect of a change in accounting principle	$0.07	$(0.03)	$0.04	$(0.25)
Cumulative effect of a change in accounting principle	—	—	—	(0.39)

Diluted earnings (loss) per share	$0.07	$(0.03)	$0.04	$(0.64)

Weighted average common shares used in computing earnings (loss) per share:
Basic	103,902,268	102,481,555	103,754,925	102,076,725
Incremental common shares	592,146	—	519,641	—

Diluted	104,494,414	102,481,555	104,274,566	102,076,725

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,048	$(65,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,713	138,097
Amortization included in interest expense	2,632	3,332
Loss (gain) on disposition of assets	2,085	(1,457)
Deferred tax expense (benefit)	2,070	(13,662)
Provision for doubtful accounts	3,460	4,268
Loss on debt extinguishment	—	16,927
Cumulative effect of a change in accounting principle, net of tax	—	40,240
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,455)	(10,293)
Prepaid expenses	(14,550)	(13,038)
Other assets	1,715	(4,776)
Increase (decrease) in:
Trade accounts payable	(2)	370
Accrued expenses	(10,186)	4,646
Other liabilities	(2,299)	(1,014)

Net cash provided by operating activities	117,231	98,314

Cash flows from investing activities:
Acquisition of new markets	(50,541)	(102,804)
Capital expenditures	(35,075)	(40,767)
Proceeds from disposition of assets	3,526	2,448

Net cash used in investing activities	(82,090)	(141,123)

Cash flows from financing activities:
Debt issuance costs	(1,036)	(9,050)
Net proceeds from issuance of common stock	19,549	4,303
Principal payments on long-term debt	(3,494)	(370,939)
Net (payments) borrowings under credit agreements	(40,000)	40,000
Cash from deposits for debt extinguishment	—	266,657
Deposits for debt extinguishment	—	(301,198)
Net proceeds from note offerings and new note payable	—	408,300
Dividends	(182)	(182)

Net cash (used in) provided by financing activities	(25,163)	37,891

Net increase (decrease) in cash and cash equivalents	9,978	(4,918)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$17,775	$10,692

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,671	$36,422

Cash paid for state and federal income taxes	$423	$291

Common stock issuance related to acquisitions	$4,270	$50,630

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

The Company previously included amortization of debt issuance costs under depreciation and amortization in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase in interest expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $1,300 and $1,753 for the three months ended June 30, 2004 and June 30, 2003 and $2,632 and $3,332 for the six months ended June 30, 2004 and June 30, 2003, respectively.

2. Restatement of Financial Statements

The Company is restating its financial statements for the fiscal quarters ended June 30, 2004. The Company will also amend and restate its financial statements and notes thereto included in the Company’s 2003 annual report on Form 10-K and its unaudited condensed consolidated financial statements for the quarter ended March 31, 2004 on Form 10-Q/A.

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

The effect of the restatement on the condensed consolidated statements of operations for the three-months ended June 30, 2004 and June 30, 2003 and six months ended June 30, 2004 and 2003, are set forth below:

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
		As Previously		As Previously		As Previously		As Previously
	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported
Depreciation and Amortization*	72,472	71,519	69,985	69,560	142,713	140,839	138,097	137,073
Gain (loss) on disposition of assets	3,237	3,461	(1,127)	(828)	2,085	2,532	(1,457)	(858)
Operating expenses	195,722	194,993	182,799	182,673	384,037	382,610	364,985	364,560
Operating income	31,193	31,922	25,379	25,505	43,854	45,281	27,414	27,839
Interest expense*	18,133	16,833	24,340	22,587	37,035	34,403	49,679	46,347
Income (loss) before tax expense (benefit) and cumulative effect of a change in accounting principle	13,122	15,151	(4,649)	(2,770)	6,940	10,999	(39,008)	(35,251)
Income tax expense (benefit)	5,441	6,286	(1,302)	(569)	2,892	4,581	(13,922)	(12,457)
Income (loss) before cumulative effect of a change in accounting principle	7,681	8,865	(3,347)	(2,201)	4,048	6,418	(25,086)	(22,794)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	—	—	40,240	11,679
Net income (loss)	7,681	8,865	(3,347)	(2,201)	4,048	6,418	(65,326)	(34,473)
Net income loss applicable to common stock	7,590	8,774	(3,438)	(2,292)	3,866	6,236	(65,508)	(34,655)

* The as restated three months and six months ended June 30, 2004 and June 30, 2003 results have been adjusted for the amortization of deferred financing costs reclassification as discussed in Footnote 1 to these quarterly financial statements.

	Three months ended		Three months ended		Six months ended		Six months ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
		As Previously		As Previously		As Previously		As Previously
	As Restated	Reported	As Restated	Reported	As Restated	Reported	As Restated	Reported
Loss per share:
Basic and diluted:
Before cumulative effect of a change in accounting principle	$0.07	$0.08	$(0.03)	$(0.02)	$0.04	$0.06	$(0.25)	$(0.23)
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	$(0.39)	$(0.11)

Basic and diluted loss per share	$0.07	$0.08	$(0.03)	$(0.02)	$0.04	$0.06	$(0.64)	$(0.34)

The effect of the restatement of the condensed consolidated balance sheet as of December 31, 2003 is set forth below:

	December 31, 2003
		As Previously
	As Restated	Reported
Property, plant & equipment	1,988,096	1,933,003
Accumulated depreciation	(702,272)	(679,205)
Total Assets	3,669,373	3,637,347
Deferred income tax liabilities	73,352	94,542
Asset retirement obligation	123,217	36,857
Total Liabilities	1,979,712	1,914,542
Accumulated Deficit	(407,997)	(374,853)
Stockholder’s Equity	1,689,661	1,722,805
Total liabilities and stockholder’s equity	3,669,373	3,637,347

The restatement did not effect cash provided by operations, cash used in investing activities or cash provided by financing activities for the six months ended June 30, 2004 and June 30, 2003.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$227,443	$211,153	$429,341	$401,660

Net income (loss) applicable to common stock	$7,882	$(3,178)	$4,584	$(65,217)

Net loss per common share - basic	$0.08	$(0.03)	$0.04	$(0.63)

Net loss per common share - diluted	$0.08	$(0.03)	$0.04	$(0.63)

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2004 and December 31, 2003.

		June 30, 2004		December 31, 2003
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	394,981	274,013	388,791	248,617
Non-competition agreements	3 - 15	57,919	49,371	57,664	46,197
Site locations	15	1,043,915	277,595	1,021,037	243,170
Other	5 - 15	13,611	6,852	17,578	8,443

		1,510,426	607,831	1,485,070	546,427
Unamortizable Intangible Assets:
Goodwill		$1,506,384	$253,635	$1,493,910	$253,635

The changes in the gross carrying amount of goodwill for the six months ended June 30, 2004 are as follows:

Balance as of December 31, 2003	$1,493,910
Goodwill acquired during the six months ending June 30, 2004	12,474
Impairment losses	—

Balance as of June 30, 2004	$1,506,384

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

All of the Company’s asset retirement obligations relate to the Company’s structure inventory that it considers would be retired upon dismantlement of the advertising structure. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2003 (restated)	$123,217
Additions to asset retirement obligations	4,742
Accretion expense	4,172
Liabilities settled	(1,618)

Balance at June 30, 2004 (restated)	$130,513

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

The following table illustrates the effect on net income (loss) and income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Six months ended
	June 30,		June 30,
	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)
Net income (loss) applicable to common stock, as reported	$7,590	$(3,438)	$3,866	$(65,508)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,023)	(967)	(5,884)	(1,978)

Pro forma net income (loss) applicable to common stock	5,567	(4,405)	(2,018)	(67,486)

Net income (loss) per common share – basic and diluted
Net income (loss), as reported	$0.07	$(0.03)	$0.04	$(0.64)
Net income (loss), pro forma	$0.05	$(0.04)	$(0.02)	$(0.66)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of June 30, 2004 and December 31, 2003, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,926,555 and $1,903,600, respectively.

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

	Three months ended June 30, 2004			Six months ended June 30, 2004
	Net Income	Weighted		Net Income	Weighted
	Available	Average		Available	Average
	to Common	Common	Earnings	to Common	Common	Earnings
	Stockholders (Restated)	Shares Outstanding	Per Share (Restated)	Stockholders (Restated)	Shares Outstanding	Per Share (Restated)
Basic	$7,590	103,902,268	$0.07	$3,866	103,754,925	$0.04
Effect of dilutive securities:
Preferred stock	—	—		—	—
Stock options	—	585,166		—	514,043
Warrants	—	6,980		—	5,598

Diluted	$7,590	104,494,414	$0.07	$3,866	104,274,566	$0.04

	Three months ended June 30, 2003			Six months ended June 30, 2003
	Net Loss	Average		Net Loss	Average
	Available	Weighted		Available	Weighted
	to Common	Common	Loss	to Common	Common	Loss
	Stockholders (Restated)	Shares Outstanding	Per Share (Restated)	Stockholders (Restated)	Shares Outstanding	Per Share (Restated)
Basic	$(3,438)	102,481,555	$(0.03)	$(65,508)	102,076,725	$(0.64)
Effect of dilutive securities:
Preferred stock	—	—		—	—
Stock options	—	—		—	—
Warrants	—	—		—	—

Diluted	$(3,438)	102,481,555	$(0.03)	$(65,508)	102,076,725	$(0.64)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. Accounting Pronouncements

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

LAMAR MEDIA CORP.
AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,775	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and 4,914 in 2004 and 2003, respectively	101,575	90,072
Prepaid expenses	46,731	32,377
Deferred income tax asset	6,166	6,051
Other current assets	5,998	7,665

Total current assets	178,245	143,962

Property, plant and equipment	2,015,518	1,988,096
Less accumulated depreciation and amortization	(757,682)	(702,272)

Net property, plant and equipment	1,257,836	1,285,824

Goodwill	1,245,233	1,232,857
Intangible assets	901,985	938,062
Deferred financing costs, net of accumulated amortization of $13,049 and $11,864, respectively	14,136	14,285
Other assets	35,929	50,744

Total assets	$3,633,364	$3,665,734

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$8,810	$8,813
Current maturities of long-term debt	37,924	5,044
Accrued expenses	28,507	38,068
Deferred income	12,073	14,372

Total current liabilities	87,314	66,297

Long-term debt	1,335,944	1,412,319
Deferred income tax liabilities	99,831	100,250
Asset retirement obligation	130,513	123,217
Other liabilities	8,549	9,109

Total liabilities	1,662,151	1,711,192

Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	2,343,210	2,333,951
Accumulated deficit	(371,997)	(379,409)

Stockholder’s equity	1,971,213	1,954,542

Total liabilities and stockholder’s equity	$3,633,364	$3,665,734

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues	$226,915	$208,178	$427,891	$392,399

Operating expenses
Direct advertising expenses	74,362	73,361	148,153	144,918
General and administrative expenses	38,437	35,216	76,713	71,517
Corporate expenses	7,128	5,226	14,203	11,745
Depreciation and amortization	72,472	69,985	142,713	138,097
Loss (gain) on disposition of assets	3,237	(1,127)	2,085	(1,457)

	195,636	182,661	383,867	364,820

Operating income	31,279	25,517	44,024	27,579
Other expense (income)
Loss on debt extinguishment	—	5,754	—	16,927
Interest income	(62)	(66)	(121)	(184)
Interest expense	15,152	19,317	31,456	40,051

	15,090	25,005	31,335	56,794

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	16,189	512	12,689	(29,215)
Income tax expense (benefit)	6,726	722	5,277	(10,093)

Income (loss) before cumulative effect of a change in accounting principle	9,463	(210)	7,412	(19,122)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	40,240

Net income (loss)	$9,463	$(210)	$7,412	$(59,362)

See accompanying notes to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

RESTATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,412	$(59,362)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	142,713	138,097
Amortization included in interest expense	1,185	1,595
Loss (gain) on disposition of assets	2,085	(1,457)
Deferred tax expense (benefit)	4,455	(9,833)
Provision for doubtful accounts	3,460	4,268
Loss on debt extinguishment	—	16,927
Cumulative effect of a change in accounting principle, net of tax	—	40,240
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(13,922)	(10,165)
Prepaid expenses	(14,550)	(13,038)
Other assets	15,561	(15,922)
Increase (decrease) in:
Trade accounts payable	(2)	370
Accrued expenses	(9,626)	5,451
Other liabilities	(2,299)	(1,014)

Net cash provided by operating activities	136,472	96,157

Cash flows from investing activities:
Acquisition of new markets	(50,541)	(101,599)
Capital expenditures	(34,949)	(40,767)
Proceeds from disposition of assets	3,526	2,448

Net cash used in investing activities	(81,964)	(139,918)

Cash flows from financing activities:
Debt issuance costs	(1,036)	(9,050)
Dividend	—	(15,813)
Principal payments on long-term debt	(3,494)	(370,939)
Net (payments) borrowings under credit agreements	(40,000)	40,000
Cash from deposits for debt extinguishment	—	266,657
Net proceeds from note offering and new note payable	—	127,988

Net cash (used in) provided by financing activities	(44,530)	38,843

Net increase (decrease) in cash and cash equivalents	9,978	(4,918)
Cash and cash equivalents at beginning of period	7,797	15,610

Cash and cash equivalents at end of period	$17,775	$10,692

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,538	$28,875

Cash paid for state and federal income taxes	$423	$291

Parent company stock contributed for acquisitions	$4,270	$50,630

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

Lamar Media previously included amortization of debt issuance costs under depreciation in the Consolidated Statement of Operations. The Company is reclassifying this cost to interest expense. The effect of this reclassification is a decrease in depreciation and amortization and an increase expense and operating income in the prior periods. The reclassification had no effect on previously reported net income. The amortization of debt issuance fees was $385 and $847 for the three months ended June 30, 2004 and June 30, 2003 and $1,185 and $1,595 for the six months ended June 30, 2004 and June 30, 2003, respectively.

Certain notes are not provided for the accompanying consolidated financial statements as the information in notes 2, 3, 4, 5, 6, 8 and 10 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q/A entitled “Note Regarding Forward–Looking Statements” and in the 2003 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

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

Depreciation and amortization expense increased $4.6 million or 3.3% from $138.1 million for the six months ended June 30, 2003 to $142.7 million for the six months ended June 30, 2004.

Due to the above factors, operating income increased $16.5 million to $43.9 million for six months ended June 30, 2004 compared to $27.4 million for the same period in 2003.

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

As a result of our refinancing activities and lower interest rates, interest expense decreased $12.7 million from $49.7 million for the six months ended June 30, 2003 to $37.0 million for the six months ended June 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $45.9 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $16.8 million for the six months ended June 30, 2004 over the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 41.7%.

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $40.2 million during the six months ended June 30, 2003.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2004 of $4.0 million, as compared to a net loss of $65.3 million for the same period in 2003.

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

Depreciation and amortization expense increased $2.5 million or 3.6% from $70.0 million for the three months ended June 30, 2003 to $72.5 million for the three months ended June 30, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $5.8 million to $31.2 million for the three months ended June 30, 2004 compared to $25.4 million for the same period in 2003.

In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the three months ended June 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $6.2 million from $24.3 million for the three months ended June 30, 2003 to $18.1 million for the three months ended June 30, 2004.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $17.8 million increase in income before income taxes and cumulative effect of a change in accounting principle. There was an increase in income tax expense of $6.7 million for the three months ended June 30, 2004 over the same period in 2003. The effective tax rate for the three months ended June 30, 2004 was 41.5%.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2004 of $7.7 million, as compared to a net loss of $3.3 million for the same period in 2003.

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

The Company’s cash flows provided by operating activities increased by $18.9 million for the six months ended June 30, 2004. The increase was due primarily to a change in net income (loss) of $69.3 million offset by a decrease in adjustments to reconcile net loss to cash provided by operating activities of $34.8 million, which primarily includes a decrease in the loss on extinguishment of debt of $16.9 million; a decrease in the cumulative effect of a change in accounting principle of $40.2 million offset by a decrease in deferred income tax benefit of $15.8 million; and an increase in depreciation and amortization of $4.6 million and an increase in loss (gain) on disposition of assets of $3.5 million. In addition, as compared to the same period in 2003, there were increases in the change in receivables of $4.1 million and prepaid expenses of $1.6 million, and decreases in other liabilities of $1.3 million, trade accounts payable of $0.3 million and in accrued expenses of $14.9 million offset by a decrease in other assets of $6.5 million.

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

Depreciation and amortization expense increased $4.6 million or 3.3% from $138.1 million for the six months ended June 30, 2003 to $142.7 million for the six months ended June 30, 2004.

Due to the above factors, operating income increased $16.4 million to $44.0 million for six months ended June 30, 2004 compared to $27.6 million for the same period in 2003.

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

As a result of our refinancing activities and lower interest rates, interest expense decreased $8.6 million from $40.1 million for the six months ended June 30, 2003 to $31.5 million for the six months ended June 30, 2004.

The increase in operating income, the absence of a loss on extinguishment of debt and the decrease in interest expense described above resulted in a $41.9 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in the income tax expense of $15.4 million for the six months ended June 30, 2004 over the same period in 2003. The effective tax rate for the six months ended June 30, 2004 was 41.6%.

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

Due to the adoption of SFAS No. 143, the Company recorded a cumulative effect of a change in accounting principle, net of tax, of $40.2 million during the six months ended June 30, 2003.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2004 of $7.4 million, as compared to a net loss of $59.4 million for the same period in 2003.

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

Depreciation and amortization expense increased $2.5 million or 3.6% from $70.0 million for the three months ended June 30, 2003 to $72.5 million for the three months ended June 30, 2004, due to continued acquisition activity and capital expenditures.

Due to the above factors, operating income increased $5.8 million to $31.3 million for the three months ended June 30, 2004 compared to $25.5 million for the same period in 2003.

In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. During the three months ended June 30, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

As a result of our refinancing activities and lower interest rates, interest expense decreased $4.1 million from $19.3 million for the three months ended June 30, 2003 to $15.2 million for the three months ended June 30, 2004.

The increase in operating income, the absence of the loss on extinguishment of debt and the decrease in interest expense described above resulted in a $15.7 million increase in income before income taxes and cumulative effect of a change in accounting principle. There was an increase in income tax expense of $6.0 million for the three months ended June 30, 2004 over the same period in 2003. The effective tax rate for the three months ended June 30, 2004 was 41.5%.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2004 of $9.5 million, as compared to a net loss of $.2 million for the same period in 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2004, and should be read in conjunction with Note 9 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on March 10, 2004.

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

LAMAR ADVERTISING COMPANY
DATED: November 30, 2004	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: November 30, 2004	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co. and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated April 5, 2004. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.1	Joinder Agreement dated as of April 19, 2004 to Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and Lamar Canadian Outdoor Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

10.2	1996 Equity Incentive Plan, as amended. Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.