Form 10-K
period 2004-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2005-03-10
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether Lamar Advertising Company is an accelerated filer (as defined in Rule 126-2 under the Securities Exchange Act of 1934). Yes ☑ No ☐

Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 126-2 under the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company as of June 30, 2004: $3,598,063,308

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of February 28, 2005: 89,793,006
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of February 28, 2005: 15,672,527

This combined Form 10-K is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction I(1) (a) and (b) of Form 10-K and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Lamar Advertising Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 26, 2005 are incorporated by reference into Part III of this Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

Lamar Advertising Company, referred to herein as the Company or Lamar Advertising, is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. As of December 31, 2004, the Company owned and operated over 150,000 billboard advertising displays in 43 states, operated over 95,000 logo advertising displays in 20 states and the province of Ontario, Canada, and operated approximately 9,900 transit advertising displays in 12 states.

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

The three principal areas that make up the Company’s business are:

• Billboard advertising. The Company offers its customers a fully integrated service, satisfying all aspects by their billboard display requirements from ad copy production to placement and maintenance. The Company’s billboard advertising displays are comprised of bulletins and posters. As a result of their greater impact and higher cost, bulletins are usually located on major highways. Posters are usually concentrated on major traffic arteries or on city streets to target pedestrian traffic.

• Logo signs. The Company is the largest provider of logo sign services in the United States, operating 20 of the 25 privatized state logo sign contracts. Logo signs are erected near highway exits to direct motor traffic to service and tourist attractions, as well as to advertise gas, food, camping and lodging.

• Transit advertising. The Company provides transit advertising in 34 transit markets. Transit displays appear on the exterior or interior of public transportation vehicles or stations.

The Company’s business has grown rapidly through a combination of internal growth and acquisitions. The Company’s growth has been enhanced by strategic acquisitions that resulted in increased operating efficiencies, greater geographic diversification and increased market penetration. Historically, the Company has focused on small to mid-sized markets to establish a leadership position. Since January 1, 1997, the Company has successfully completed over 600 acquisitions of outdoor advertising businesses and assets. The Company’s acquisitions have expanded its operations in major markets and it currently has a presence in 44 of the top 50 outdoor advertising markets in the United States. The Company’s large national footprint gives it the ability to cross-market advertising products to both local and national advertising customers.

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

Strategy

The Company’s objective is to be a leading provider of outdoor advertising services in the markets it serves. The Company’s strategy to achieve this goal includes the following elements:

Continue to provide high quality local sales and service. The Company seeks to identify and closely monitor the needs of its customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 83% of its net revenues for the year ended December 31, 2004, which management believes is higher than the industry average. The Company believes that the experience of its regional and local managers has contributed greatly to its success. For example, the Company’s regional managers have been with the Company for an average of 24 years. In an effort to provide high quality sales service at the local level, the Company employed approximately 800 local account executives as of December 31, 2004. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of the central office, as well as offices in its other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

Continue a centralized control and decentralized management structure. The Company’s management believes that, for its particular business, centralized control and a decentralized organization provide for greater economies of scale and are more responsive to local market demands. Therefore, the Company maintains centralized accounting and financial control over its local operations, but the local managers are responsible for the day-to-day operations in each local market and are compensated according to that market’s financial performance.

Continue to focus on internal growth. Within its existing markets, the Company seeks to increase its revenue and improve its cash flow by employing highly targeted local marketing efforts to improve its display occupancy rates and by increasing advertising rates. This strategy is facilitated through its local offices, which allows the Company to respond quickly to the demands of its local customer base. In addition, the Company routinely invests in upgrading its existing displays and constructing new displays in order to provide high quality service to its current customers and to attract new advertisers. From January 1, 1997 to December 31, 2004, the Company has invested over $570 million in improvements to its existing displays and in constructing new displays.

Continue to pursue strategic acquisitions. The Company intends to enhance its growth by pursuing strategic acquisitions, which it anticipates will result in increased operating efficiencies, greater geographic diversification and increased market penetration. In addition to acquiring outdoor advertising assets in new markets, the Company purchases complementary outdoor advertising assets within its existing markets or in contiguous markets. The Company believes that acquisitions offer opportunities for inter-market cross-selling. Although the advertising industry is becoming more consolidated, the Company believes there will be continuing opportunities for implementing its acquisition strategy given the industry’s continued fragmentation among smaller advertising companies. From January 1, 2004 to December 31, 2004, the Company completed over 80 acquisitions of advertising businesses and assets for an aggregate purchase price of approximately $193.8 million.

Continue to pursue other outdoor advertising opportunities. The Company plans to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, the Company plans to pursue additional tourist oriented directional sign programs in both the United States and Canada and also other motorist information signing programs as opportunities present themselves. In an effort to maintain market share, the Company has entered the transit advertising business through the operation of displays on bus shelters, benches and buses in 34 of its outdoor advertising markets.

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

In addition to the traditional billboards described above, the Company also has several digital displays. Digital displays are electronic Light Emitting Diodes (LED) boards that are either 14 feet by 40 feet, 10 feet 6 inches by 36 feet or 10 feet by 21 feet in size. These displays are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display 100% digital copy from various advertisers in a slide show fashion. Copy can be quickly changed by sending new artwork over a secured internet connection. As of December 31, 2004, the Company had approximately 20 digital displays in selected test markets.

For the year ended December 31, 2004 approximately 73% of the Company’s billboard advertising net revenues were derived from bulletin sales and 27% from poster sales.

The Company owns the physical structures on which the advertising copy is displayed. The Company builds the structures on locations the Company either owns or leases. In each local office one employee typically performs site leasing activities for the markets served by that office. See Item 2. — “Properties.”

Bulletin space is generally sold as individually selected displays for the duration of the advertising contract. Bulletins may also be sold as part of a rotary plan where advertising copy is periodically rotated from one location to another within a particular market. Poster space is generally sold in packages called showings, which comprise a given number of displays in a market area. Posters provide advertisers with access either to a specified percentage of the general population or to a specific targeted audience. Displays making up a showing are placed in well-traveled areas and are distributed so as to reach a wide audience in a particular market. Bulletin space is generally sold for 6 to 12 month periods. Poster space is generally sold for 30 and 90 day periods.

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

Categories of Business:

The following table sets forth the top ten categories of business from which the Company derived its billboard advertising revenues for the year ended December 31, 2004 and the respective percentages of such revenue. These categories accounted for approximately 72% of the Company’s billboard advertising net revenues in the year ended December 31, 2004. No one advertiser accounted for more than 1% of the Company’s billboard advertising net revenues in that period.

Percentage Net Advertising
Categories	Revenues
Restaurants	11%
Retailers	10%
Automotive	10%
Hotels and Motels	7%
Gaming	6%
Health Care	6%
Service	6%
Real Estate Companies	6%
Amusement — Entertainment/Sports	5%
Financial — Banks/Credit Unions	5%

72%

Logo Signs

The Company entered the business of logo sign advertising in 1988. The Company is the largest provider of logo sign services in the United States, operating 20 of the 25 privatized state logo contracts. The Company operates approximately 29,600 logo sign structures containing over 95,000 logo advertising displays in the United States and Canada.

The Company has been awarded contracts to erect and operate logo signs in the province of Ontario, Canada and the following states:

Colorado	Kentucky	Missouri (1)	Oklahoma
Delaware	Maine	Nebraska	South Carolina
Florida	Michigan	Nevada	Texas
Georgia	Minnesota	New Jersey	Utah
Kansas	Mississippi	Ohio	Virginia

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

The Company also operates the tourism signing contracts for the states of Colorado, Kentucky, Michigan, Missouri, Nebraska, Nevada, New Jersey, Ohio and Virginia, as well as for the province of Ontario, Canada.

State logo sign contracts represent the contract right to erect and operate logo signs within a state. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. The logo sign contracts generally provide for termination by the state prior to the end of the term of the contract, in most cases with compensation to be paid to the Company. At the end of the term of the contract, ownership of the structures is transferred to the state. Depending on the contract in question, the Company may or may not be entitled to compensation at the end of the contract term. Of the Company’s logo sign contracts in place at December 31, 2004, two are due to terminate in 2005, one in June and one in July and two are subject to renewal, one in April and one in December. The Company also designs and produces logo sign plates for its customers throughout the country, as well as customers in states which have not yet privatized their logo sign programs.

Transit Advertising

The Company entered into the transit advertising business in 1993. The Company provides transit advertising on bus shelters, benches and buses in 34 transit markets. The Company’s production staff provides a full range of creative and installation services to its transit advertising customers.

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

The outdoor advertising industry is fragmented, consisting of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller and local companies operating a limited number of structures in single or a few local markets. Although the advertising industry is becoming more consolidated, according to the Outdoor Advertising Association of America (OAAA), there were over 565 companies in the outdoor advertising industry operating over 850,000 outdoor displays as of December 31, 2004. In a number of its markets, the Company encounters direct competition from other major outdoor media companies, including Infinity Broadcasting Corp. and Clear Channel Communications, Inc., both of which may have greater total resources than the Company. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its primary markets enables it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets. However, certain of the Company’s large competitors with other media assets such as radio and television have the ability to cross-sell their different advertising products to their customers.

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

Transit Advertising

The Company faces competition in obtaining transit contracts and in bidding for renewals of expiring contracts. The Company faces competition from national outdoor advertising providers of transit displays. In addition, local area on-premise sign providers and sign construction companies within each of the municipalities that solicit bids will compete against the Company in an open-bid process. Competition from these local sources is encountered during new bid processes and at the end of each contract period. In marketing transit display advertising opportunities, the Company competes with other forms of out-of-home advertising as well as other media within these markets.

REGULATION

Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on federally aided primary and interstate highways. The HBA requires, as a condition to federal highway assistance, states to restrict billboards on such highways to commercial and industrial areas, and imposes certain additional size, spacing and other limitations. All states have passed state billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal at the owner’s expense and without compensation of any illegal signs on such highways. The Company believes that the number of its billboards that may be subject to removal as illegal is immaterial. No state in which the Company operates has banned billboards, but some have adopted standards more restrictive than the federal requirements. Municipal and county governments generally also have sign controls as part of their zoning laws. Some local governments prohibit construction of new billboards and some allow new construction only to replace existing structures, although most allow construction of billboards subject to restrictions on zones, size, spacing and height.

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

EMPLOYEES

The Company employed over 3,000 persons at December 31, 2004. Of these, approximately 130 were engaged in overall management and general administration at the Company’s management headquarters and the remainder were employed in the Company’s operating offices. Of the total employees, approximately 800 were local account executives.

The Company has 13 local offices whose billposters and construction personnel are covered by collective bargaining agreements. The Company believes that its relations with its employees, including its 124 unionized employees, are good, and it has never experienced a strike or work stoppage.

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

ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME	AGE	TITLE
Kevin P. Reilly, Jr.	50	Chairman, President and Chief Executive Officer
Keith A. Istre	52	Chief Financial Officer and Treasurer
Sean E. Reilly	43	Chief Operating Officer and President of the Outdoor Division

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

Sean E. Reilly has been Chief Operating Officer and President of the Company’s Outdoor Division since November 2001. He began working with the Company as Vice President of Mergers and Acquisitions in 1987 and served in that capacity until 1994. He also served as a director of the Company from May 1989 to May 1996 and from May 1999 to May 2003. Mr. Reilly was the Chief Executive Officer of Wireless One, Inc., a wireless cable television company, from 1994 to 1997 after which he rejoined the Company as Vice President of Mergers and Acquisitions, a position he still holds. He also served as President of the Company’s real estate division, TLC Properties, Inc. from 1997 to 2004. Mr. Reilly received a B.A. from Harvard University in 1984 and a J.D. from Harvard Law School in 1989.

ITEM 2. PROPERTIES

The Company’s 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. The Company occupies approximately 97% of the space in this facility and leases the remaining space. The Company owns 169 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 108 operating facilities at an aggregate lease expense for 2004 of approximately $3.8 million.

The Company owns approximately 5,000 parcels of property beneath outdoor structures. As of December 31, 2004, the Company had approximately 77,100 active outdoor site leases accounting for a total annual lease expense of approximately $152.2 million. This amount represented 17% of total outdoor advertising net revenues for that period. The Company’s leases are for varying terms ranging from month-to-month to in some cases a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. The Company believes that an important part of its management activity is to manage its lease portfolio and negotiate suitable lease renewals and extensions.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 2, 1996, the Company’s Class A common stock has traded on the over-the-counter market and prices have been quoted on the Nasdaq National Market under the symbol LAMR. Prior to August 2, 1996, the day on which the Class A common stock was first publicly traded, there was no public market for the Class A common stock. As of February 16, 2005, the Class A common stock was held by 218 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low bid prices for the Class A common stock as reported on the Nasdaq National Market.

	High	Low
Year ended December 31, 2003:
First Quarter	$38.04	$27.65
Second Quarter	37.98	28.71
Third Quarter	35.57	28.95
Fourth Quarter	37.69	29.30
Year ended December 31, 2004:
First Quarter	$41.85	$36.56
Second Quarter	44.66	38.83
Third Quarter	44.11	38.62
Fourth Quarter	43.95	39.13

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

Statement of Operations Data:
(Dollars in Thousands)

	2004	2003	2002	2001	2000
Net revenues	$883,510	$810,139	$775,682	$729,050	$687,319

Operating expenses:
Direct advertising expenses	302,157	292,017	274,772	251,483	217,465
General and administrative expenses	188,320	171,520	167,182	151,048	138,072
Depreciation and amortization	294,056	284,947	271,832	349,550	312,191
Gain on disposition of assets	(1,067)	(1,946)	(336)	(923)	(986)

Total operating expenses	783,466	746,538	713,450	751,158	666,742

Operating income (loss)	100,044	63,601	62,232	(22,108)	20,577

Other expense (income):
Loss on extinguishment of debt	—	33,644	5,850	—	—
Interest income	(495)	(502)	(929)	(640)	(1,715)
Interest expense	76,079	93,787	113,333	132,840	153,512

Total other expense	75,584	126,929	118,254	132,200	151,797

Income (loss) before income taxes and cumulative effect of a change in accounting principle	24,460	(63,328)	(56,022)	(154,308)	(131,220)
Income tax expense (benefit)	11,305	(23,573)	(19,694)	(45,674)	(37,115)

Income (loss) before cumulative effect of a change in change in accounting principle	13,155	(39,755)	(36,328)	(108,634)	(94,105)
Cumulative effect of a change in accounting principle, net	—	40,240	—	—	—

Net income (loss)	13,155	(79,995)	(36,328)	(108,634)	(94,105)
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$12,790	$(80,360)	$(36,693)	$(108,999)	$(94,470)

Income (loss) per common share — basic and diluted:
Income (loss) before cumulative effect of a change in accounting principle	$0.12	$(0.39)	$(0.36)	$(1.11)	$(1.04)
Cumulative effect of a change in accounting principle	—	(0.39)	—	—	—

Net income (loss)	$0.12	$(0.78)	$(0.36)	$(1.11)	$(1.04)

Other Data:

Cash flows provided by operating activities (1)	$323,164	$260,075	$240,443	$190,632	$177,601
Cash flows used in investing activities (1)	$263,747	$210,041	$155,763	$382,471	$435,595
Cash flows (used in) provided by financing activities (1)	$(23,013)	$(57,847)	$(81,955)	$132,384	$321,933

BALANCE SHEET DATA (2) (3)

Cash and cash equivalents	$44,201	$7,797	$15,610	$12,885	$72,340
Cash deposit for debt extinguishment	—	—	266,657	—	—
Working capital	34,476	69,902	95,922	27,261	72,526
Total assets	3,689,472	3,669,373	3,888,106	3,671,652	3,642,844
Total debt (including current maturities)	1,659,934	1,704,863	1,994,433	1,811,585	1,738,280
Total long-term obligations	1,805,021	1,905,497	1,856,372	1,877,532	1,824,928
Stockholders’ equity	1,736,347	1,689,661	1,709,173	1,672,221	1,689,455

(1)	Cash flows from operating, investing, and financing activities are obtained from the Company’s consolidated statements of cash flows prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP.”)

(2)	As of the end of the period.

(3)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

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

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5% by completing strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $517 million, which included the issuance of 3,024,545 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $109.2 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The acquisitions completed during the year ended December 31, 2004 were in existing markets and have caused no material integration issues. The Company expects to continue to pursue acquisitions that complement the Company’s existing operations.

Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. Capitalized expenditures were $82.0 million in 2004, $78.3 million in 2003 and $78.4 million in 2002. The following table presents a breakdown of capitalized expenditures for the past three years:

	In Thousands
	2004	2003	2002
Billboard	$57,195	$51,390	$47,424
Logos	6,320	7,315	6,605
Transit	1,190	1,982	3,949
Land and buildings	10,896	9,823	13,761
PP&E	6,430	7,765	6,651

Total capital expenditures	$82,031	$78,275	$78,390

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.2	36.0	35.4
General and administrative expenses	17.9	18.0	18.0
Corporate expenses	3.4	3.2	3.6
Depreciation and amortization	33.3	35.2	35.0
Operating income	11.3	7.9	8.0
Interest expense	8.6	11.6	14.6
Net income (loss)	1.5	(9.9)	(4.7)

Year ended December 31, 2004 compared to year ended December 31, 2003

Net revenues increased $73.4 million or 9.1% to $883.5 million for the year ended December 31, 2004 from $810.1 million for the same period in 2003. This increase was attributable primarily to (i) an increase in billboard net revenues of $73.3 million or 9.7%, (ii) a $0.8 million increase in logo sign revenue, which represents an increase of 1.9% over the prior year, and (iii) a $0.8 million decrease in transit revenue, which represents a 7.6% decrease over the prior year.

The increase in billboard net revenue of $73.3 million was due to both growth generated by acquisition activity of approximately $18.8 million and internal growth of approximately $54.5 million as a result of increases in both pricing and occupancy. These increases were net of the revenue lost during the year ended December 31, 2004 of approximately $1.5 million as a result of the damage and destruction to the Company’s advertising displays caused by the hurricanes that hit the state of Florida in August and September 2004. The increase in logo sign revenue of $0.8 million was generated by internal growth across various markets within the logo sign programs of approximately $2.1 million, offset by a decrease related to divestitures of approximately $1.3 million. There was an increase in transit revenue due to internal growth of approximately $0.8 million, but this was offset by a decrease related to divestitures of approximately $1.6 million. Net revenues for the year ended December 31, 2004 as compared to acquisition-adjusted net revenue for the year ended December 31, 2003, increased $57.4 million or 6.9% as a result of net revenue internal growth. See “Reconciliation of 2003 Acquisition-Adjusted Net Revenue in Comparison to 2004 Reported Net Revenue.”

Operating expenses, exclusive of depreciation and amortization and gain (loss) on disposition of assets, increased $27.0 million or 5.8% to $490.5 million for the year ended December 31, 2004 from $463.5 million for the same period in 2003. There was a $22.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $4.6 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development.

Depreciation and amortization expense increased $9.2 million or 3.2% from $284.9 million for the year ended December 31, 2003 to $294.1 million for the year ended December 31, 2004, due to continued acquisition activity, capital expenditures and the additional charges related to the remaining net book value of structures destroyed by the storms in the third quarter.

Due to the above factors, operating income increased $36.4 million to $100.0 million for year ended December 31, 2004 compared to $63.6 million for the same period in 2003.

In the first quarter of 2003, the Company recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of Lamar Media’s 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of Lamar Media’s 8 5/8% Senior Subordinated Notes due 2007. In the third quarter of 2003, the Company redeemed all of its outstanding 5 1/4% Convertible Notes due 2006 in aggregate principal amount of approximately $287.5 million for a redemption price equal to 103.0% of the principal amount of the notes which resulted in a loss on extinguishment of debt of $12.6 million. In the fourth quarter of 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes, which resulted in a loss extinguishment of debt of $4.2 million. During the year ended December 31, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

Interest expense decreased $17.7 million from $93.8 million for the year ended December 31, 2003 to $76.1 million for the year ended December 31, 2004 as a result of lower interest rates both on existing and refinanced debt.

The increase in operating income, the absence of a loss on extinguishment of debt, and the decrease in interest expense described above resulted in a $87.8 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in income tax expense of $34.9 million for the year ended December 31, 2004 over the same period in 2003. The effective tax rate for the year ended December 31, 2004 is 46.2% which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.

As a result of the above factors and the absence of a cumulative effect of a change in accounting principle, the Company recognized net income for the year ended December 31, 2004 of $13.2 million, as compared to a net loss of $80.0 million for the same period in 2003.

Reconciliation of 2003 Acquisition-Adjusted Net Revenue in Comparison to 2004 Reported Net Revenue:

Because acquisitions occurring after December 31, 2002 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2003 acquisition-adjusted net revenue, which adjusts our 2003 net revenue by adding to it the net revenue generated by the Acquired Assets in 2003 prior to our acquisition of them for the same time frame that those assets were owned in 2004. We provide this information as a supplement to net revenues to enable investors to compare periods in 2004 and 2003 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2003 that corresponds with the actual period we have owned the assets in 2004 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:

Reconciliation of 2003 Reported Net Revenue to 2003 Acquisition-Adjusted Net Revenue as compared to 2004 Reported Net Revenue:

	2004	2003
	(in thousands)
Reported net revenue	$883,510	$810,139
Acquisition net revenue	—	15,994

2004 reported net revenue as compared to 2003 acquisition – adjusted net revenue	$883,510	$826,133

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

The increase in billboard net revenue of $29.8 million was due to both growth generated by acquisition activity of approximately $20.0 million and internal growth of approximately $9.8 million generated by increases in both pricing and occupancy, while the increase in logo sign revenue of $3.2 million was generated by internal growth across various markets within the logo sign programs. In addition, the increase in transit revenue of $1.5 million is due to internal growth. Net revenues for the year ended December 31, 2003 as compared to acquisition-adjusted net revenue for the year ended December 31, 2002, increased $14.4 million or 1.8% as a result of net revenue internal growth. See “Reconciliation of 2002 Acquisition-Adjusted Net Revenue in Comparison to 2003 Reported Net Revenue.”

Operating expenses, exclusive of depreciation and amortization and gain on disposition of assets, increased $21.5 million or 4.9% to $463.5 million for the year ended December 31, 2003 from $442.0 million for the same period in 2002. There was a $23.6 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets. This increase was offset by a $2.0 million decrease in corporate expenses due to the partial reversal in the second quarter of 2003 of a charge related to a jury verdict rendered against the Company in the third quarter of 2002, which is discussed below.

In the third quarter of 2002, the Company recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against the Company for compensatory and punitive damages. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believed the best estimate of the Company’s potential liability related to this claim was $1.3 million as of December 31, 2003. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $13.1 million or 4.8% from $271.8 million for the year ended December 31, 2002 to $284.9 million for the year ended December 31, 2003, due to continued acquisition activity and capital expenditures and additional depreciation and accretion of $12.6 million related to the Company’s adoption of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations” which was effective January 1, 2003.

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

In June 2003, Lamar Media, redeemed $100.0 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, the Company recorded a loss on extinguishment of debt of $5.8 million, related to this prepayment.

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

Reconciliation of 2002 Acquisition-Adjusted Net Revenue in Comparison to 2003 Reported Net Revenue:

Because acquisitions occurring after December 31, 2001 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2002 acquisition-adjusted net revenue, which adjusts our 2002 net revenue by adding to it the net revenue generated by the Acquired Assets in 2002 prior to our acquisition of them for the same time frame that those assets were owned in 2003. We provide this information as a supplement to net revenues to enable investors to compare periods in 2003 and 2002 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2002 that corresponds with the actual period we have owned the assets in 2003 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:

Reconciliation of 2002 Reported Net Revenue to 2002 Acquisition-Adjusted Net Revenue as compared to 2003 Reported Net Revenue:

	2003	2002
	(in thousands)
Reported net revenue	$810,139	$775,682
Acquisition net revenue	—	20,016

2003 reported net revenue as compared to 2002 acquisition – adjusted net revenue	$810,139	$795,698

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

Sources of Cash

Total Liquidity at December 31, 2004. As of December 31, 2004 we had approximately $260.3 million of total liquidity, which is comprised of approximately $44.2 million in cash and cash equivalents and the ability to draw approximately $216.1 million under our revolving bank credit facility.

Cash Generated by Operations. For the years ended December 31, 2004, 2003 and 2002 our cash provided by operating activities was $323.2 million, $260.1 million and $240.4 million, respectively. While our net income was approximately $13.2 million for the year ended December 31, 2004, the Company generated cash from operating activities during 2004 primarily due to adjustments needed to reconcile net income (loss) to cash provided by operating activities, which primarily includes depreciation and amortization of $294.1 million. In addition, there was a decrease in working capital of $3.8 million. We expect to generate cash flows from operations during 2005 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to reduce debt. See “—Cash Flows” for more information.

Credit Facilities. As of December 31, 2004 we had approximately $216.1 million of unused capacity under our revolving credit facility. On March 7, 2003, the Company’s wholly owned subsidiary, Lamar Media Corp., replaced its bank credit facility and subsequently amended it in February and August of 2004. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

Proceeds from the Sale of Debt and Equity Securities. In January 2003, Lamar Media redeemed all of its outstanding 9 5/8% Senior Subordinated Notes due 2006 in aggregate principal amount of approximately $255.0 million for a redemption price equal to 103.208% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $11.2 million, which consisted of a prepayment penalty of $8.2 million and associated debt issuance costs of approximately $3.0 million.

In June 2003, Lamar Media Corp. called for the redemption of $100.0 million of its $200.0 million 8 5/8% Senior Subordinated Notes due 2007. The redemption was funded by the issuance on June 12, 2003 of a $125.0 million add-on to its $260.0 million 7 1/4% Notes due 2013 issued in December 2002. The issue price of the $125.0 million 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8%. The redemption price of the $100.0 million 8 5/8% senior subordinated notes was equal to 104.313% of the principal amount of the notes. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $5.8 million, which consisted of a prepayment penalty of $4.3 million and associated debt issuance costs of approximately $1.5 million.

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

In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. The redemption was funded by cash from operations and borrowings under the Company’s bank credit facility. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4.2 million, which consisted of a prepayment penalty of $2.9 million and associated debt issuance costs of approximately $1.3 million.

As a result of the refinancing of indebtedness described above, we estimate an annualized savings in interest expense of approximately $20.7 million.

In September 2003, we filed with the SEC a “universal” shelf registration statement for possible offerings having an aggregate value of up to $500 million of debt and/or equity securities.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003. The indenture relating to Lamar Media’s outstanding notes restricts its ability to incur indebtedness other than:

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

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If the Company fails to comply with these tests, the long term debt payments set forth below in the contractual obligation table may be accelerated. At December 31, 2004 and currently Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

•	a total debt ratio, defined as total consolidated debt to EBITDA (as defined below) for the most recent four fiscal quarters, of 5.75 to 1; and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA (as defined below) for the most recent four fiscal quarters, of 3.75 to 1.

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

•	an interest coverage ratio, defined as EBITDA (as defined below) for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and

•	a fixed charges coverage ratio, defined as the ratio of EBITDA (as defined below) for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

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

The Company believes that its current level of cash on hand, availability under its bank credit facility and future cash flows from operations are sufficient to meet its operating needs through the year 2005. All debt obligations are on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $82.0 million for the year ended December 31, 2004. We anticipate our 2005 total capital expenditures for construction and improvements to be between $80 million and $90 million.

Acquisitions. During the year ended December 31, 2004, the Company financed its acquisition activity of approximately $193.8 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $189.5 million as well as the issuance of the Company’s Class A common stock valued at the time of issuance at approximately $4.3 million. In 2005, we expect to spend between $125 and $175 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock or some combination of the foregoing, depending on market conditions. In September 2003, we filed with the SEC a shelf registration statement for the possible issuance of shares of Class A common stock having an aggregate value of up to $200.0 million dollars in connection with acquisitions.

We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.

Debt Service and Contractual Obligations. As of December 31, 2004, we had outstanding debt of approximately $1.7 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		(in millions)
		Less than 1
Contractual Obligations	Total	Year	1 — 3 Years	4 — 5 Years	After 5 Years
Long-Term Debt	1,659.9	72.5	207.6	182.6	1,197.2
Interest obligations on long term debt(1)	478.2	79.7	147.3	127.8	123.4
Billboard site and other operating leases	944.9	125.1	203.0	154.0	462.8

Total payments due	3,083.0	277.3	557.9	464.4	1,783.4

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2004 levels.

		Amount of Expiration Per Period
		(in millions)
	Total Amount	Less than 1
Other Commercial Commitments	Committed	Year	1— 3 Years	4— 5 Years	After 5 Years
Revolving Bank Facility(2)	225.0	—	—	225.0	—
Standby Letters of Credit(3)	8.9	2.3	5.9	0.7	—

(2)	Lamar Media had $0 outstanding at December 31, 2004.

(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities increased by $63.0 million for the year ended December 31, 2004 due primarily to an increase in net income of $93.2 million as described in “Results of Operations” offset by a decrease in adjustments to reconcile net income (loss) to cash provided by operating activities of $34.2 million, which primarily is an increase in depreciation and amortization of $9.1 million resulting from the acquisitions described under “- Uses of Cash -Acquisitions” and an increase in deferred income tax expense of $31.2 million offset by the absence of the cumulative effect of a change in accounting principle of $40.2 million and loss on debt extinguishment of $33.6 million. In addition, as compared to the same period in 2003, there were increases in the change in receivables of $2.6 million, in other assets of $2.1 million, in trade accounts payable of $2.8 million and decreases in the change in accrued expenses of $3.5 million.

Cash flows used in investing activities increased $53.7 million from $210.0 million in 2003 to $263.7 million in 2004 primarily due to the increase in cash used in acquisition activity by the Company in 2004 of $51.9 million and an increase in capital expenditures of $3.8 million and, offset by proceeds from disposition of assets of $2.0 million related to the proceeds received from the transit markets sale. See “-Uses of Cash-Acquisitions.”

Cash flows used in financing activities decreased by $34.9 million for the year ended December 31, 2004 primarily due to a $11.5 million decrease in payments of long term debt and a $15.0 million increase in proceeds from issuance of the Company’s Class A common stock.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to long-lived asset recovery, intangible assets, goodwill impairment, deferred taxes, asset retirement obligations and allowance for doubtful accounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events and, where applicable, established valuation techniques. These estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1,270 million and intangible assets of $920 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. No such impairment charge has been recorded by the Company, which management believes is due to the Company’s disciplined approach in determining the purchase price of acquisitions that drives the growth of the Company’s long-lived assets.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent goodwill of $1,265 million, site locations of $795 million and customer relationships of $112 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

Goodwill Impairment. The Company had goodwill of $1,265 million as of December 31, 2004 and must perform an impairment analysis of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. This analysis requires management to make assumptions as to the implied fair value of its reporting unit as compared to its carrying value (including goodwill). In conducting the impairment analysis, the Company determines implied fair value of its reporting unit utilizing quoted market prices of its Class A common stock, which are used to calculate the Company’s enterprise value as compared to the carrying value of the Company’s assets. Discounted cash flow models before interest expense are also used. These discounted cash flow models require management to make assumptions including projecting the Company’s net revenue growth discounted using current cost of capital rates related to the future operating results of the Company and the anticipated future economic environment. Based upon the Company’s annual review as of December 31, 2004, no impairment charge was required.

Deferred Taxes. As of December 31, 2004, the Company has made the determination that its deferred tax assets of $174.6 million, the primary component of which is the Company’s net operating loss carryforward, are fully realizable due to the existence of certain deferred tax liabilities of approximately $244.0 million that are anticipated to reverse during the carryforward period. The Company bases this determination by projecting taxable income over the relevant period. The Company has not recorded a valuation allowance to reduce its deferred tax assets. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

Asset Retirement Obligations. The Company had an asset retirement obligation of $132.7 million as of December 31, 2004 as a result of its adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 77,100 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus any renewal period. Historical third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on credit rates historically available to the Company.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $8 million, $9 million and $9 million or approximately 1% of net revenue for the years ended December 31, 2004, 2003 and 2002, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement 151”). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have assessed the impact of Statement 151, which is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions — An Amendment to FASB Statements No. 66 and 67” (“Statement No. 152”). Statement 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” Statement 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. We have assessed the impact of Statement 152, which is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary assets — an amendment of APB Opinion No. 29” (“Statement 153”). Statement 153 amends Accounting Principles Board (“APB”) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. We have assessed the impact of Statement 153, which is not expected to have an impact on our financial position, results of operations or cash flows.

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods that begin on or after June 15, 2005 (effective for the quarter ended September 30, 2005 for the Company). We have not yet determined the effect the new Statement will have on our consolidated financial statements as we have not completed our analysis; however, we expect the adoption of this Statement to result in a reduction of net income which may be material.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for Lamar Media Corp. for the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	34.2	36.0	35.4
General and administrative expenses	17.9	18.0	18.0
Corporate expenses	3.4	3.1	3.5
Depreciation and amortization	33.3	35.2	35.0
Operating income	11.4	7.9	8.1
Interest expense	7.3	9.6	12.2
Net income (loss)	2.7	(7.7)	(3.2)

Year ended December 31, 2004 compared to year ended December 31, 2003

Net revenues increased $73.4 million or 9.1% to $883.5 million for the year ended December 31, 2004 from $810.1 million for the same period in 2003. This increase was attributable primarily to (i) an increase in billboard net revenues of $73.3 million which represents an increase of 9.7% over the prior year, (ii) a $0.8 million increase in logo sign revenue, which represents an increase of 1.9% over the prior year, and (iii) a $0.8 million decrease in transit revenue, which represents a 7.6% decrease over the prior year.

The increase in billboard net revenue of $73.3 million was due to both growth generated by acquisition activity of approximately $18.8 million and internal growth of approximately $54.5 million as a result of increases in both pricing and occupancy. These increases were net of the revenue lost during the year ended December 31, 2004 of approximately $1.5 million as a result of the damage and destruction to the Company’s advertising displays caused by the hurricanes that hit the state of Florida in August and September 2004. The increase in logo sign revenue of $0.8 million was generated by internal growth across various markets within the logo sign programs of approximately $2.1 million, offset by a decrease related to divestitures of approximately $1.3 million. There was an increase in transit revenue due to internal growth of approximately $0.8 million, but this was offset by a decrease related to divestitures of approximately $1.6 million. Net revenues for the year ended December 31, 2004 as compared to acquisition-adjusted net revenue for the year ended December 31, 2003, increased $57.4 million or 6.9% as a result of net revenue internal growth. See “Reconciliation of 2003 Acquisition-Adjusted Net Revenue in Comparison to 2004 Reported Net Revenue.”

Operating expenses, exclusive of depreciation and amortization and gain (loss) on disposition of assets, increased $26.9 million or 5.8% to $490.1 million for the year ended December 31, 2004 from $463.2 million for the same period in 2003. There was a $22.3 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $4.6 million increase in corporate expenses. The increase in corporate expenses is primarily related to the new national sales department established in 2004 at the corporate headquarters, increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development.

Depreciation and amortization expense increased $9.2 million or 3.2% from $284.9 million for the year ended December 31, 2003 to $294.1 million for the year ended December 31, 2004, due to continued acquisition activity, capital expenditures and additional charges related to the remaining net book value of structures destroyed by the storms in the third quarter.

Due to the above factors, operating income increased $36.5 million to $100.4 million for year ended December 31, 2004 compared to $63.9 million for the same period in 2003.

In the first quarter of 2003, Lamar Media recorded approximately $11.2 million as a loss on extinguishment of debt related to the prepayment of its 9 5/8% Senior Subordinated Notes due 2006 and the write-off of related debt issuance costs. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million, related to the prepayment of $100 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007. In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. As a result of this redemption, Lamar Media recorded a loss on extinguishment of debt of $4.2 million related to the prepayment of the notes and associated debt issuance costs. During the year ended December 31, 2004, there were no refinancing activities resulting in a loss on extinguishment of debt.

Interest expense decreased $13.0 million from $77.9 million for the year ended December 31, 2003 to $64.9 million for the year ended December 31, 2004 as a result of lower interest rates both on existing and refinanced debt.

The increase in operating income, the absence of a loss on extinguishment of debt, and the decrease in interest expense described above resulted in a $70.5 million increase in income before income taxes and cumulative effect of a change in accounting principle. This increase in income resulted in an increase in income tax expense of $24.1 million for the year ended December 31, 2004 over the same period in 2003. The effective tax rate for the year ended December 31, 2004 is 32.7%.

As a result of the above factors and the absence of a cumulative effect of a change in accounting principle, Lamar Media recognized net income for the year ended December 31, 2004 of $24.2 million, as compared to a net loss of $62.4 million for the same period in 2003.

Reconciliation of 2003 Acquisition-Adjusted Net Revenue in Comparison to 2004 Reported Net Revenue:

Because acquisitions occurring after December 31, 2002 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2003 acquisition-adjusted net revenue, which adjusts our 2003 net revenue by adding to it the net revenue generated by the Acquired Assets in 2003 prior to our acquisition of them for the same time frame that those assets were owned in 2004. We provide this information as a supplement to net revenues to enable investors to compare periods in 2004 and 2003 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2003 that corresponds with the actual period we have owned the assets in 2004 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:

Reconciliation of 2003 Reported Net Revenue to 2003 Acquisition-Adjusted Net Revenue as compared to 2004 Reported Net Revenue:

	2004	2003
	(in thousands)
Reported net revenue	$883,510	$810,139
Acquisition net revenue	—	15,994

2004 reported net revenue as compared to 2003 acquisition – adjusted net revenue	$883,510	$826,133

Year ended December 31, 2003 compared to year ended December 31, 2002

Net revenues increased $34.4 million or 4.4% to $810.1 million for the year ended December 31, 2003 from $775.7 million for the same period in 2002. This increase was attributable primarily to (i) an increase in billboard net revenues of $29.8 million which represents a 4.1% increase over the prior year, (ii) a $3.2 million increase in logo sign revenue, which represents an increase of 8.4% over the prior year, and (iii) a $1.5 million increase in transit revenue, which represents a 17.0% increase over the prior year.

The increase in billboard net revenue of $29.8 million was due to both growth generated by acquisition activity of approximately $20.0 million and internal growth of approximately $9.8 million as a result of increases in both pricing and occupancy while the increase in logo sign revenue of $3.2 million was generated by internal growth across various markets within the logo sign programs. In addition, the increase in transit revenue of $1.5 million is due to internal growth. Net revenues for the year ended December 31, 2003 as compared to acquisition-adjusted net revenue for the year ended December 31, 2002, increased $14.4 million or 1.8% as a result of net revenue internal growth. See “Reconciliation of 2002 Acquisition-Adjusted Net Revenue in Comparison to 2003 Reported Net Revenue.”

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

In the third quarter of 2002, Lamar Media recorded a charge of $2.3 million related to a jury verdict rendered in August 2002 against Lamar Media for compensatory and punitive damages. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believed the best estimate of Lamar Media’s potential liability related to this claim was $1.3 million as of December 31, 2003. The $1.0 million reduction in the reserve for this liability was recorded as a reduction of corporate expenses in the second quarter of 2003.

Depreciation and amortization expense increased $13.1 million or 4.8% from $271.8 million for the year ended December 31, 2002 to $284.9 million for the year ended December 31, 2003, due to continued acquisition activity and capital expenditures and additional depreciation and accretion of $12.6 million related to the Company’s adoption of Financial Accounting Standard 143, “Accounting for Asset Retirement Obligations,” which was effective January 1, 2003.

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

In June 2003, Lamar Media redeemed $100.0 million in principal amount of its 8 5/8% Senior Subordinated Notes due 2007, for a redemption price equal to 104.313% of the principal amount of the notes. In the second quarter of 2003, Lamar Media recorded a loss on extinguishment of debt of $5.8 million related to this prepayment.

In December 2003, Lamar Media redeemed the remaining $100.0 million of its 8 5/8% Senior Subordinated Notes due 2007 for a redemption price equal to 102.875% of the principal amount of the notes. As a result of this redemption, Lamar Media recorded a loss on extinguishment of debt of $4.2 million in the fourth quarter of 2003 related to the prepayment of the notes and associated debt issuance costs.

Interest expense decreased $17.1 million from $95.0 million for the year ended December 31, 2002 to $77.9 million for the year ended December 31, 2003 as a result of lower interest rates both on existing and recently refinanced debt.

The increase in operating income and the decrease in interest expense described above offset by the loss on extinguishment of debt resulted in a $2.9 million decrease in loss before income taxes and cumulative effect of a change in accounting principle. There was no change in the income tax benefit for the year ended December 31, 2003 over the same period in 2002 due primarily to the small decrease in loss before income taxes and cumulative effect of a change in accounting principle and to an increase in total tax benefit resulting from changes to the expected utilization of Lamar Media’s net operating loss carryforward. The effective tax rate for the year ended December 31, 2003 is 35.8%.

Due to the adoption of SFAS No. 143, Lamar Media recorded a cumulative effect of a change in accounting principle for the year ended December 31, 2003 in the amount of $40.2 million net of an income tax benefit of $25.7 million.

As a result of the above factors, Lamar Media recognized a net loss for the year ended December 31, 2003 of $62.4 million, as compared to a net loss of $25.0 million for the same period in 2002.

Reconciliation of 2002 Acquisition-Adjusted Net Revenue in Comparison to 2003 Reported Net Revenue:

Because acquisitions occurring after December 31, 2001 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2002 acquisition-adjusted net revenue, which adjusts our 2002 net revenue by adding to it the net revenue generated by the Acquired Assets in 2002 prior to our acquisition of them for the same time frame that those assets were owned in 2003. We provide this information as a supplement to net revenues to enable investors to compare periods in 2003 and 2002 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2002 that corresponds with the actual period we have owned the assets in 2003 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.” A reconciliation of reported net revenue to acquisition-adjusted net revenue is provided below:

Reconciliation of 2002 Reported Net Revenue to 2002 Acquisition-Adjusted Net Revenue as Compared to 2003 Reported Net Revenue:

	2003	2002
	(in thousands)
Reported net revenue	$810,139	$775,682
Acquisition net revenue	—	20,016

2003 reported net revenue as compared to 2002 acquisition – adjusted net revenue	$810,139	$795,698

FACTORS AFFECTING FUTURE OPERATING RESULTS

The Company’s substantial indebtedness could adversely affect its business and may create a need to borrow additional money in the future to make the significant fixed payments on its debt and operate its business.

The Company has borrowed substantial amounts of money in the past and may borrow more money in the future. At December 31, 2004, Lamar Advertising Company had approximately $287.5 million of convertible notes outstanding. At December 31, 2004, Lamar Media had approximately $1.4 billion of debt outstanding consisting of approximately $975.0 million in bank debt, $389.0 million in various series of senior subordinated notes and $8.4 million in various other short-term and long-term debt. In addition, the indenture governing Lamar Media’s notes and its bank credit facility allows it to incur substantial additional indebtedness in the future. As of December 31, 2004, Lamar Media had approximately $216.1 million available to borrow under its bank credit facility. The Company’s substantial indebtedness and the fact that a large part of the Company’s cash flow from operations must be used to make principal and interest payments on its debt may have important consequences, including:

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

Restrictions in the Company’s and Lamar Media’s debt agreements reduce operating flexibility and contain covenants and restrictions that create the potential for defaults.

The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

Historically, the Company has substantially increased its inventory of advertising displays through acquisitions. The Company’s growth strategy involves acquiring outdoor advertising businesses and assets in markets where it currently competes as well as in new markets. However, the following factors may affect the Company’s ability to continue to pursue this strategy effectively:

•	there might not be suitable acquisition candidates, particularly as a result of the consolidation of the outdoor advertising industry, and the Company may have a more difficult time negotiating acquisitions that are favorable to it;

•	the Company may face increased competition from other outdoor advertising companies, which may have greater financial resources than the Company, for the businesses and assets it wishes to acquire, which may result in higher prices for those businesses and assets;

•	the Company may not have access to sufficient capital resources on acceptable terms, if at all, to finance its acquisitions and may not be able to obtain required consents from its lenders;

•	the Company may be unable to effectively integrate acquired businesses and assets with its existing operations as a result of unforeseen difficulties that could require significant time and attention from its management that could otherwise be directed at developing its existing business; and

•	the Company may not realize the benefits and cost savings that it anticipates from its acquisitions.

The Company faces competition from larger and more diversified outdoor advertisers and other forms of advertising that could hurt its performance.

The Company may not be able to compete successfully against current and future forms of outdoor advertising and other media. The competitive pressure that it faces could adversely affect its profitability or financial performance. Although Lamar Advertising is the largest company focusing exclusively on outdoor advertising, it faces competition from larger companies with more diversified operations that also include television, radio and other broadcast media. In addition, the Company’s diversified competitors have the opportunity to cross-sell their different advertising products to their customers. The Company also faces competition from other forms of media, including newspapers, direct mail advertising and the Internet. It must also compete with an increasing variety of other out-of-home advertising media that include advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses.

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

A portion of the Company’s revenues and operating income come from its state-awarded service contracts for logo signs. For the year ended December 31, 2004, approximately 5% of the Company’s net revenues were derived from its logo sign contracts. The Company cannot predict what remaining states, if any, will start logo sign programs or convert state-run logo sign programs to privately operated programs. The Company currently competes with three other logo sign providers as well as local companies for state-awarded service contracts for logo signs.

Generally, state-awarded logo sign contracts have a term of five to ten years, with additional renewal periods. Some states have the right to terminate a contract early, but in most cases must pay compensation to the logo sign provider for early termination. At the end of the term of the contract, ownership of the structures is transferred to the state. Depending on the contract in question, the logo provider may or may not be entitled to compensation at the end of the contract term. Of the Company’s 20 logo sign contracts in place at December 31, 2004, two are subject to renewal 2005 and two are scheduled to terminate. The Company may not be able to obtain new logo sign contracts or renew its existing contracts. In addition, after a new state-awarded logo contract is received, the Company generally incurs significant start-up costs. If the Company does not continue to have access to the capital necessary to finance those costs, it will not be able to accept new contracts.

The Company is controlled by certain significant stockholders who are able to control the outcome of all matters submitted to its stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2004, certain members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s president and chief executive officer, own in the aggregate approximately 16% of Lamar Advertising’s common stock, assuming the conversion of all

Class B common stock to Class A common stock. This represents 64% of Lamar Advertising’s outstanding voting stock. By virtue of such stock ownership, such persons have the power to:

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

Although the Company has developed contingency plans designed to deal with the threat posed to advertising structures by hurricanes, it is possible that these plans will not work. If these plans fail, significant losses could result. For example, the Company sustained damage and destruction to certain of its advertising displays as a result of four hurricanes hitting the state of Florida in August and September 2004. The Company estimates that the revenue lost in the year ended December 31, 2004 was approximately $1.5 million.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2004, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2004 there was approximately $975.0 million of aggregate indebtedness outstanding under the bank credit facility, or approximately 61.4% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2004 with respect to borrowings under the bank credit agreement was $34.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2004 was 3.2%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.2% rather than 3.2%), then the Company’s 2004 interest expense would have been approximately $20.3 million higher resulting in a $10.9 million decrease in the Company’s 2004 net income.

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

ITEM 8. FINANCIAL STATEMENTS (following on next page)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2004, Lamar Advertising’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited Lamar Advertising’s financial statements included in this annual report, has issued an attestation report on management’s assessment of Lamar Advertising’s internal control over financial reporting. This report appears on page 29 of this combined Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lamar Advertising Company:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Lamar Advertising Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lamar Advertising Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lamar Advertising Company and subsidiaries and the financial statement schedule as listed in the accompanying index, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

KPMG LLP

New Orleans, Louisiana
March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lamar Advertising Company:

We have audited the consolidated financial statements of Lamar Advertising Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lamar Advertising Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirements Obligations” on January 1, 2003.

/s/KPMG LLP

KPMG LLP

New Orleans, Louisiana
March 8, 2005

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(In thousands, except share and per share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$44,201	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and $4,914 in 2004 and 2003	87,962	90,072
Prepaid expenses	35,287	32,377
Deferred income tax assets (note 11)	6,899	6,051
Other current assets	8,231	7,820

Total current assets	182,580	144,117

Property, plant and equipment (note 4)	2,077,379	1,988,096
Less accumulated depreciation and amortization	(807,735)	(702,272)

Net property, plant and equipment	1,269,644	1,285,824

Goodwill (note 5)	1,265,106	1,240,275
Intangible assets (note 5)	920,373	938,643
Deferred financing costs net of accumulated amortization of $26,113 and $20,783 at 2004 and 2003, respectively	24,552	28,355
Other assets	27,217	32,159

Total assets	$3,689,472	$3,669,373

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,412	$8,813
Current maturities of long-term debt (note 8)	72,510	5,044
Accrued expenses (note 7)	50,513	45,986
Deferred income	14,669	14,372

Total current liabilities	148,104	74,215

Long-term debt (note 8)	1,587,424	1,699,819
Deferred income tax liabilities (note 11)	76,240	73,352
Asset retirement obligation (note 9)	132,700	123,217
Other liabilities	8,657	9,109

Total liabilities	1,953,125	1,979,712

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2004 and 2003	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2004 and 2003	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 88,742,430 and 87,266,763 shares issued and outstanding at 2004 and 2003, respectively	89	87
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 and 16,147,073 are issued and outstanding at 2004 and 2003, respectively	16	16
Additional paid-in-capital	2,131,449	2,097,555
Accumulated deficit	(395,207)	(407,997)

Stockholders’ equity	1,736,347	1,689,661

Total liabilities and stockholders’ equity	$3,689,472	$3,669,373

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share data)

	2004	2003		2002
Net revenues	$883,510		$810,139		$775,682

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	302,157		292,017		274,772
General and administrative expenses (exclusive of depreciation and amortization)	158,161		145,971		139,610
Corporate expenses (exclusive of depreciation and amortization)	30,159		25,549		27,572
Depreciation and amortization	294,056		284,947		271,832
Gain on disposition of assets	(1,067)		(1,946)		(336)

	783,466		746,538		713,450

Operating income	100,044		63,601		62,232

Other expense (income):
Loss on extinguishment of debt	—		33,644		5,850
Interest income	(495)		(502)		(929)
Interest expense	76,079		93,787		113,333

	75,584		126,929		118,254

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	24,460		(63,328)		(56,022)

Income tax expense (benefit) (note 11)	11,305		(23,573)		(19,694)

Income (loss) before cumulative effect of a change in accounting principle	13,155		(39,755)		(36,328)

Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	—		40,240		—

Net income (loss)	13,155		(79,995)		(36,328)
Preferred stock dividends	365		365		365

Net income (loss) applicable to common stock	$12,790	$	(80,360)	$	(36,693)

Earnings (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.12	$	(0.39)	$	(0.36)
Cumulative effect of a change in accounting principle	$—	$	(0.39)		$—

Basic earnings (loss) per share	$0.12	$	(0.78)	$	(0.36)

Diluted:
Before cumulative effect of a change in accounting principle	$0.12	$	(0.39)	$	(0.36)
Cumulative effect of a change in accounting principle	$—	$	(0.39)		$—

Diluted earnings (loss) per share	$0.12	$	(0.78)	$	(0.36)

Weighted average common shares outstanding	104,041,030		102,686,780		101,089,215
Incremental common shares from dilutive stock options	530,453		—		—
Incremental common shares from convertible debt	—		—		—

Weighted average common shares assuming dilution	104,571,483		102,686,780		101,089,215

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)

	SERIES
	AA	CLASS A	CLASS A	CLASS B	ADDITIONAL
	PREFERRED	PREFERRED	COMMON	COMMON	PAID-IN	ACCUMULATED
	STOCK	STOCK	STOCK	STOCK	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2001	$—	—	83	17	1,963,065	(290,944)	1,672,221
Issuance of 1,405,464 shares of common stock in acquisitions	—	—	1	—	56,099	—	56,100
Exercise of 515,588 shares of stock options	—	—	—	—	15,722	—	15,722
Conversion of 194,762 shares of Class B common stock to Class A common stock	—	—	1	(1)	—	—	—
Issuance of 61,424 shares of common stock through employee purchase plan	—	—	—	—	1,823	—	1,823
Net loss	—	—	—	—	—	(36,328)	(36,328)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2002	$—	—	85	16	2,036,709	(327,637)	1,709,173
Issuance of 1,550,095 shares of common stock in acquisitions	—	—	2	—	50,628	—	50,630
Exercise of 298,105 shares of stock options	—	—	—	—	8,272	—	8,272
Conversion of 270,000 shares of Class B common stock to Class A stock	—	—	—	—	—	—	—
Issuance of 72,025 shares of common stock through employee purchase plan	—	—	—	—	1,946	—	1,946
Net loss	—	—	—	—	—	(79,995)	(79,995)
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2003	$—	—	87	16	2,097,555	(407,997)	1,689,661
Issuance of 68,986 shares of common stock in acquisitions	—	—	1	—	4,271	—	4,272
Exercise of 865,443 shares of stock options	—	—	1	—	27,369	—	27,370
Conversion of 474,546 shares of Class B common stock to Class A stock	—	—	—	—	—	—	—
Issuance of 66,692 shares of common stock through employee purchase plan	—	—	—	—	2,254	—	2,254
Net income	—	—	—	—	—	13,155	13,155
Dividends ($63.80 per preferred share)	—	—	—	—	—	(365)	(365)

Balance, December 31, 2004	$—	—	89	16	2,131,449	(395,207)	1,736,347

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$13,155	$(79,995)	$(36,328)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	294,056	284,947	271,832
Amortization included in interest expense	5,330	6,037	6,061
Gain on disposition of assets	(1,067)	(1,946)	(336)
Loss on extinguishment of debt	—	33,644	5,850
Cumulative effect of a change in accounting principle	—	40,240	—
Deferred income tax expenses (benefit)	7,748	(23,531)	(15,584)
Provision for doubtful accounts	7,772	8,599	9,036
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(4,824)	(6,217)	(7,748)
Prepaid expenses	(2,509)	(2,923)	(2,533)
Other assets	(887)	(4,246)	5,093
Increase (decrease) in:
Trade accounts payable	1,600	(1,238)	3
Accrued expenses	3,024	6,450	3,551
Other liabilities	(234)	254	1,546

Cash flows provided by operating activities	323,164	260,075	240,443

Cash flows from investing activities:
Capital expenditures	(82,031)	(78,275)	(78,390)
Purchase of new markets	(189,540)	(137,595)	(79,135)
Increase in notes receivable	—	—	(1,650)
Proceeds from sale of property and equipment	7,824	5,829	3,412

Cash flows used in investing activities	(263,747)	(210,041)	(155,763)

Cash flows from financing activities:
Net proceeds from issuance of common stock	23,806	8,798	13,976
Cash from deposits for debt extinguishment	—	266,657	(266,657)
Principle payments on long-term debt	(4,928)	(771,388)	(144,126)
Debt issuance costs	(1,526)	(9,899)	(1,183)
Net proceeds from note offerings and new notes payable	—	408,350	256,400
Net (payments) borrowings under credit agreements	(40,000)	40,000	60,000
Dividends	(365)	(365)	(365)

Cash flows used in financing activities	(23,013)	(57,847)	(81,955)

Net increase (decrease) in cash and cash equivalents	36,404	(7,813)	2,725

Cash and cash equivalents at beginning of period	7,797	15,610	12,885

Cash and cash equivalents at end of period	$44,201	$7,797	$15,610

Supplemental disclosures of cash flow information:
Cash paid for interest	$69,922	$81,342	$104,722

Cash paid for state and federal income taxes	$1,946	$825	$745

Common stock issuance related to acquisitions	$4,270	$50,630	$56,100

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a)	Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating over 150,000 outdoor advertising displays in 43 states. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 20 states throughout the United States and in one province of Canada and a transit advertising business in 34 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

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

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, an interim impairment test would be performed between annual tests. In accordance with the standard, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at at its annual impairment test dates on December 31, 2004 and December 31, 2003 therefore the Company was not required to recognize an impairment loss.

Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 5 to 15 years.

(e)	Impairment of Long-Lived Assets

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

The Company recognizes outdoor advertising revenue, net of agency commissions, if any, on an accrual basis ratably over the term of the contracts, as services are provided. Production revenue and the related expense for the advertising copy are recognized upon completion of the sale.

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

	2004	2003	2002
Net revenues	$5,490	6,360	3,677
Direct advertising expenses	3,124	2,780	691
General and administrative expenses	2,002	3,197	2,557

(h)	Income Taxes

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

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 5,581,755, 6,726,508 and 6,762,452 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

	2004	2003	2002
Net income (loss) applicable to common stock, as reported	$12,790	(80,360)	(36,693)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(8,834)	(3,472)	(6,614)

Pro forma net income (loss) applicable to common stock	$3,956	(83,832)	(43,307)

	2004	2003	2002
Net income (loss) per common share – as reported (basic and diluted)	$0.12	(0.78)	(0.36)
Net income (loss) per common share – pro forma (basic and diluted)	$0.04	(0.82)	(0.43)

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

(m)	Asset Retirement Obligations

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

(n)	Use of Estimates

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

Year Ended December 31, 2004

During the twelve months ended December 31, 2004, the Company completed over 80 acquisitions of outdoor advertising assets for a total purchase price of approximately $200,490, which consisted of the issuance of 68,986 shares of Lamar Advertising Class A common stock valued at $2,476, warrants valued at $1,794 and $196,220 in cash.

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

Total
Current assets	$2,846
Property, plant and equipment	64,917
Goodwill	24,831
Site locations	87,281
Non-competition agreements	515
Customer lists and contracts	21,577
Current liabilities	1,477

$200,490

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Total acquired intangible assets for the year ended December 31, 2004 was $134,204, of which $24,831 was assigned to goodwill which is not subject to amortization. The remaining $109,373 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $21,577 (7 year weighted average useful life), site locations of $87,281 (15 year weighted average useful life), and non-competition agreements of $515 (9.5 year weighted average useful life). All of the $24,831 of goodwill is expected to be fully deductible for tax purposes. The aggregate amortization expense related to the 2004 acquisitions for the year ended December 31, 2004 was approximately $3,826.

The following unaudited pro forma financial information for the Company gives effect to the 2004 and 2003 acquisitions as if they had occurred on January 1, 2003. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2004	2003
Net revenues	$899,632	841,723
Net income (loss) applicable to common stock	12,619	(82,502)
Net income (loss) per common share (basic and diluted)	$0.12	(0.80)

Year Ended December 31, 2003

During the year ended December 31, 2003, the Company completed over 84 acquisitions of outdoor advertising assets for a total purchase price of approximately $189,563, which consisted of the issuance of 1,550,095 shares of Lamar Advertising Class A common stock valued at the time of issuance at $50,630 and $138,933 cash.

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

Total
Current assets	$2,437
Property, plant and equipment	28,089
Goodwill	61,847
Site locations	83,849
Non-competition agreements	641
Customer lists and contracts	17,138
Other assets	6,666
Current liabilities	956
Long-term liabilities	10,148

$189,563

Year Ended December 31, 2002

During the year ended December 31, 2002, the Company completed approximately 75 acquisitions of outdoor advertising assets for a cash purchase price of approximately $79,198 and the issuance of 1,405,464 shares of Lamar Advertising Class A common stock valued at the time of issuance at $56,100.

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

Total
Current Assets	$2,721
Property, Plant & Equipment	33,207
Goodwill	43,668
Site Locations	55,594
Non-competition agreements	604
Customer lists and contracts	12,633
Other Assets	29
Current Liabilities	2,282
Long-term Liabilities	10,876

$135,298

(3) Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2004, 2003 and 2002 follows:

	2004	2003	2002
Issuance of Class A common stock in acquisitions	$4,270	50,630	56,100

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2004 and 2003 are as follows:

	Estimated Life
	(Years)	2004	2003
Land	—	$90,951	75,556
Building and improvements	10 – 39	69,993	64,650
Advertising structures	15	1,834,302	1,770,942
Automotive and other equipment	3 – 7	82,133	76,948

		$2,077,379	1,988,096

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2004 and December 31, 2003.

	Estimated	2004		2003
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$410,368	$298,108	$388,791	$248,617
Non-competition agreements	3 – 15	58,179	51,284	57,664	46,197
Site locations	15	1,108,318	313,776	1,021,037	243,170
Other	5 – 15	13,817	7,141	17,578	8,443

		1,590,682	670,309	1,485,070	546,427
Unamortizable Intangible Assets:
Goodwill		$1,518,741	$253,635	$1,493,910	$253,635

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

Balance as of December 31, 2003	$1,493,910
Goodwill acquired during the year	24,831
Impairment losses	—

Balance as of December 31, 2004	$1,518,741

The following is a summary of the estimated amortization expense for the next five years:

Year ended December 31, 2005	$126,985
Year ended December 31, 2006	$114,138
Year ended December 31, 2007	$93,558
Year ended December 31, 2008	$87,146
Year ended December 31, 2009	$84,091

In accordance with SFAS No. 142, the Company was required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment of an intangible asset is measured as the excess of carrying value over the fair value. Based upon the Company’s review, no impairment charge was required upon the adoption of SFAS No. 142 or at its annual tests for impairment on December 31, 2004 and December 31, 2003.

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, generally during the next five years, and have varying options to renew and to cancel. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2004:

2005	$125,052
2006	107,521
2007	95,518
2008	82,973
2009	71,028
Thereafter	462,833

Rental expense related to the Company’s operating leases was $ 160,808, $150,983 and $139,493 for the years ended December 31, 2004, 2003 and 2002, respectively.

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2004 and 2003:

	2004	2003
Payroll	$12,894	7,698
Interest	18,601	19,428
Insurance benefits	9,260	8,150
Other	9,758	10,710

	$50,513	45,986

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2004 and 2003:

	2004	2003
Bank Credit Agreement	$975,000	$1,015,000
2 7/8% Convertible notes	287,500	287,500
8% Unsecured subordinated notes	3,333	5,333
7 1/4% Senior subordinated notes	389,020	389,387
Other notes with various rates and terms	5,081	7,643

	1,659,934	1,704,863
Less current maturities	(72,510)	(5,044)

Long-term debt, excluding current maturities	$1,587,424	$1,699,819

Long-term debt matures as follows:

2005	$72,510
2006	95,064
2007	112,554
2008	112,611
2009	69,974
Later years	1,197,221

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

On June 12, 2003, Lamar Media Corp. issued $125,000 7 1/4% Senior Subordinated Notes due 2013 as an add on to the $260,000 issued in December 2002. The issue price of the $125,000 7 1/4% Notes was 103.661% of the principal amount of the notes, which yields an effective rate of 6 5/8% . The proceeds of the issuance were used to redeem approximately $100,000 of Lamar Media’s 8 5/8% senior subordinated notes, for a redemption price equal to 104.313% of the principal amount of the notes. The Company recorded a loss on extinguishment of debt of $5,754 in the second quarter of 2003 related to this prepayment. The remaining $100,000 in aggregate principal amount of Lamar Media’s 8 5/8% notes outstanding following this redemption were redeemed for a redemption price equal to 102.875% of the principle amount of the notes in December 2003. As a result of this redemption, the Company recorded a loss on extinguishment of debt of $4,151 related to the prepayment of the notes and associated debt issuance costs.

On June 16, 2003, the Company issued $287,500 2 7/8% Convertible Notes due 2010. The notes are convertible at the option of the holder into shares of Lamar Advertising Company Class A common stock at any time before the close of business on the maturity date, unless previously repurchased, at a conversion rate of 19.4148 shares per $1,000 principal amount of notes, subject to adjustments in some circumstances. The net proceeds from these notes together with additional cash were used on July 16, 2003 to redeem all of the Company’s outstanding 5 1/4% convertible notes due 2006 in aggregate principal amount of approximately $287,500 for a redemption price equal to 103.0% of the principal amount of notes. The Company recorded a loss on extinguishment of debt in the third quarter of 2003 of $12,566 related to this redemption.

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

Availability under the revolving credit facility terminates on June 30, 2009 and is not subject to commitment reduction prior to that date. As of December 31, 2004, the Company had $0 outstanding under the revolving line of credit.

The March 7, 2003 Term Facility amortized in the following quarterly amounts:

	Tranche A	Tranche B
March 31, 2005 - December 31, 2005	$11,250	$1,687.5
March 31, 2006 - December 31, 2006	15,000	1,687.5
March 31, 2007 - December 31, 2008	18,750	1,687.5
March 31, 2009 - June 30, 2009	22,500	1,687.5
September 30, 2009 - December 31, 2009	—	1,687.5
March 31, 2010 - June 30, 2010	—	320,625

On February 6, 2004, Lamar Media amended its credit agreement dated March 7, 2003 whereby it changed its $975,000 term facility to include a $425,000 Tranche A facility and a $550,000 Tranche C facility. The proceeds were used to pay off the Tranche B lenders and the total debt outstanding remained unchanged. The quarterly amortization of this amended facility is as follows:

	Tranche A	Tranche B	Tranche C
March 31, 2005 - December 31, 2005	$15,937.5	$—	$1,375
March 31, 2006 - December 31, 2006	21,250.0	—	1,375
March 31, 2007 - December 31, 2008	26,562.5	—	1,375
March 31, 2009 - June 30, 2009	31,875.0	—	1,375
September 30, 2009 - December 31, 2009	—	—	1,375
March 31, 2010 - June 30, 2010	—	—	261,250

On August 12, 2004, Lamar Media amended its credit agreement dated March 7, 2003 whereby it changed its $975,000 term facility to include a $425,000 Tranche A facility and a $550,000 Tranche D facility. The proceeds were used to pay off the Tranche C lenders and the total debt outstanding remained unchanged. The quarterly amortization of this amended facility is as follows:

	Tranche A	Tranche C	Tranche D
March 31, 2005 - December 31, 2005	$15,937.5	$—	$1,375
March 31, 2006 - December 31, 2006	21,250.0	—	1,375
March 31, 2007 - December 31, 2008	26,562.5	—	1,375
March 31, 2009 - June 30, 2009	31,875.0	—	1,375
September 30, 2009 - December 31, 2009	—	—	1,375
March 31, 2010 - June 30, 2010	—	—	261,250

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

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

(9) Asset Retirement Obligation

Effective January 1, 2003, the Company adopted Statement 143, and recorded a restated loss of $40,240 as the cumulative effect of a change in accounting principle, which is net of an income tax benefit of $25,727. Prior to its adoption of Statement 143, the Company expensed these costs at the date of retirement. Also, as of January 1, 2003, the Company recorded an asset retirement obligation of $114,035, additions to property, plant and equipment totaling $76,930 and accumulated depreciation totaling $28,862 under the provisions of Statement 143.

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2002	$—
Net impact at initial adoption	114,035

Balance at January 1, 2003	$114,035
Additions to asset retirement obligations	4,254
Accretion expense	7,562
Liabilities settled	(2,634)

Balance at December 31, 2003	$123,217
Additions to asset retirement obligations	3,687
Accretion expense	10,204
Liabilities settled	(4,408)

Balance at December 31, 2004	$132,700

The pro forma asset retirement obligation at December 31, 2002 would have been $114,035. The following pro forma data summarizes the Company’s net loss and net loss per common share as if the Company had adopted the provisions of Statement 143 on December 31, 2001, including an associated pro forma asset retirement obligation on that date of $106,512.

Year Ended
December 31, 2002
Net loss applicable to common stock, as reported	$(36,693)
Pro forma adjustments to reflect retroactive adoption of Statement 143	(6,722)

Pro forma net loss applicable to common stock	$(43,415)

Net loss per common share – basic and diluted:
Net loss, as reported	$(0.36)
Net loss, pro forma	$(0.42)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year ended December 31,
	2004	2003	2002
Direct expenses	$279,735	267,078	253,619
General and administrative expenses	8,403	11,214	12,008
Corporate expenses	5,918	6,655	6,205

	$294,056	284,947	271,832

(11) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002, consists of:

	Current	Deferred	Total
Year ended December 31, 2004:
U.S. federal	$—	5,621	5,621
State and local	3,557	1,339	4,896
Foreign	—	788	788

	$3,557	7,748	11,305

Year ended December 31, 2003:
U.S. federal	$—	(19,543)	(19,543)
State and local	(42)	(4,653)	(4,695)
Foreign	—	665	665

	$(42)	(23,531)	(23,573)

Year ended December 31, 2002:
U.S. federal	$(5,068)	(12,951)	(18,019)
State and local	869	(3,084)	(2,215)
Foreign	89	451	540

	$(4,110)	(15,584)	(19,694)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2004, 2003 and 2002, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes as follows:

	2004	2003	2002
Computed expected tax expense (benefit)	$8,316	(21,531)	(19,048)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	825	1,150	689
Amortization of non-deductible goodwill	2	(14)	(26)
State and local income taxes, net of federal income tax benefit	3,231	(3,099)	(1,490)
Other differences, net	(1,069)	(79)	181

	$11,305	(23,573)	(19,694)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,950	1,916
Accrued liabilities not deducted for tax purposes	2,396	1,584
Other	2,553	2,551

Net current deferred tax asset	6,899	6,051
Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(5,845)	(11,738)
Intangibles, due to differences in amortizable lives	(238,116)	(245,270)

	(243,961)	(257,008)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	40,521	48,479
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	941	941
Accrued liabilities not deducted for tax purposes	2,579	2,900
Net operating loss carryforward	88,540	100,350
Asset retirement obligation	34,654	30,113
Other, net	486	873

Non-current deferred tax assets	167,721	183,656

Net non-current deferred tax liability	$(76,240)	(73,352)

As of December 31, 2004, the Company had gross federal net operating losses of $227,253, and state net operating losses of $240,356, which expire through 2023. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

In October 1995 and in March 1996, the Company repurchased 3.6% and 12.9%, respectively, of its then outstanding Class A common stock (1,220,500 and 3,617,884 shares, respectively) from certain of its existing stockholders, directors and employees for an aggregate purchase price of approximately $4,000. The term of the March 1996 repurchase entitled the selling stockholders to receive additional consideration from the Company in the event that the Company consummated a public offering of its Class A common stock at a higher price within 24 months of the repurchase. In satisfaction of that obligation, upon completion of the Company’s initial public offering, the Company paid the selling stockholders an aggregate of $5,000 in cash from the proceeds and issued them $20,000 aggregate principal amount of ten year subordinated notes. As of December 31, 2004 and 2003, the outstanding balance of the ten year subordinated notes was $3,333 and $5,333, respectively. The Company’s current executive officers do not hold any of the ten year subordinated notes described above. Interest expense during the years ended December 31, 2004, 2003 and 2002, related to the ten year subordinated notes was $354, $513, and $673, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2004 and 2003, the deferred gains related to these transactions were $1,001 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2004, 2003 and 2002.

In addition, the Company had receivables from employees of $413 and $342 at December 31, 2004 and 2003, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

Interstate Highway Signs Corp., (IHS) is a wholly owned subsidiary of Sign Acquisition Corp. Prior to December 16, 2003, Kevin P. Reilly, Jr. had voting control over a majority of the outstanding shares of Sign Acquisition Corp. through a voting trust. Mr. Reilly’s interest was sold on December 16, 2003. The Company purchased approximately $1,229 and $1,236 of highway signs and transit bus shelters from IHS which represented approximately 13% and 12% of total capitalized expenditures for its logo sign and transit advertising businesses during the years ended December 31, 2003 and 2002, respectively. The Company does not use IHS exclusively for its highway sign and transit bus shelter purchases.

Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement which was amended January 1, 2004. This consulting agreement as amended, has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.

The Company also has a lease arrangement with Deanna Enterprises, LLC (formerly Reilly Enterprises, LLC), which Kevin P. Reilly Sr. controls, for the use of an airplane. The Company paid a monthly fee plus expenses which entitled the Company to 6.67 hours of flight time, with any unused portion carried over into the next month. This agreement was amended in October 2004, whereby the Company would pay $100 per year for 125 guaranteed flight hours. Total fees paid under these arrangements for fiscal 2004, 2003 and 2002 were approximately $70, $55 and $75, respectively.

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

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari pasu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2004 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

All of the outstanding shares of common stock are fully paid and nonassessable. In the event of the liquidation or dissolution of the Company, following any required distribution to the holders of outstanding shares of preferred stock, the holders of common stock are entitled to share pro rata in any balance of the corporate assets available for distribution to them. The Company may pay dividends if, when and as declared by the Board of Directors from funds legally available therefore, subject to the restrictions set forth in the Company’s existing indentures and the bank credit facility. Subject to the preferential rights of the holders of any class of preferred stock, holders of shares of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors out of funds legally available for such purpose. No dividend may be declared or paid in cash or property on any share of either class of common stock unless simultaneously the same dividend is declared or paid on each share of the other class of common stock, provided that, in the event of stock dividends, holders of a specific class of common stock shall be entitled to receive only additional shares of such class.

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

In February 2004, the Board of Directors voted, subject to stockholder approval, to amend the 1996 plan to increase the aggregate number of shares of the Company’s Class A Common Stock available for issuance under the 1996 Plan by 2,000,000 shares so that the aggregate number of shares of Common Stock available for issuance under the Plan is increased from 8,000,000 shares to 10,000,000 shares.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2004	0%	46%	4%	6
2003	0%	46%	4%	6
2002	0%	51%	5%	9

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the years ended December 31, 2004, 2003 and 2002, is as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	3,822,710	$30.27	4,067,365	$29.83	4,517,653	$29.11
Granted	1,416,000	37.77	117,500	31.55	142,000	35.01
Exercised	(865,443)	25.03	(298,105)	23.03	(515,088)	23.74
Canceled	(26,000)	37.42	(64,050)	38.06	(77,200)	36.36

Outstanding, end of year	4,347,267	$33.72	3,822,710	$30.27	4,067,365	$29.83

Price for exercised shares	$25.03		$23.03		$23.74
Shares available for grant, end of year	1,927,759		1,317,759		1,371,209
Weighted average fair value of options granted during the year	$18.48		$15.00		$22.48

The following table summarizes information about fixed-price stock options outstanding at December 31, 2004:

		Weighted
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Prices	December 31, 2004	Life	Price	December 31, 2004	Price
$10.67 – 26.42	1,076,917	5.82	$23.83	1,076,917	$23.83
26.69 – 33.38	1,138,700	4.56	31.57	984,700	31.72
34.16 – 37.35	1,512,150	8.48	37.13	387,750	36.86
37.56 – 60.63	619,500	6.00	46.51	303,917	46.67

No stock appreciation rights or shares of restricted stock have been granted under the 1996 Plan.

Employee Stock Purchase Plan

On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30. In accordance with the Plan, the number of shares available for issuance under the plan is increased at the beginning of each fiscal year by the lesser of $500,000 shares or one tenth of 1% of the total of shares outstanding or a lessor amount determined by the board of directors.

Insurance Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2004, the Company maintained $5,296 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees’ contributions up to 5% of related compensation. Employees can contribute up to 15% of compensation. Full vesting on the Company’s matched contributions occurs after five years for contributions made prior to January 1, 2002 and three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. In total, for the years ended December 31, 2004, 2003 and 2002, the Company contributed $ 3,454, $2,804 and $2,709 respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its senior management who meet specific age and years of service criteria. Employees who have attained the age of 30 and have a minimum of 10 years of service are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. The Company has contributed $727, $668 and $619 to the Plan during the years ended December 31, 2004, 2003 and 2002, respectively.

(15) Commitment and Contingencies

In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Based on legal analysis, management believes the best estimate of the Company’s potential liability related to this claim is currently $376.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management , the ultimate disposition of the these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.

(16) Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of December 31, 2004 and 2003, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,943,280 and $1,903,600, respectively.

(17) Disclosures About Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003. The fair value of the financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2004		2003
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,587,424	$1,647,032	$1,699,819	$1,735,925

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

•	The carrying amounts of cash and cash equivalents, prepaids, receivables, trade accounts payable, accrued expenses and deferred income approximate fair value because of the short term nature of these items.

•	The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

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

(18) Quarterly Financial Data (Unaudited)

	Year 2004 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$200,976	$226,915	$231,622	$223,997
Net revenues less direct advertising expenses	127,185	152,553	155,232	146,383
Net (loss) income applicable to common stock	(3,724)	7,590	8,194	730
Net (loss) income per common share (basic and diluted)	(0.04)	0.07	0.08	0.01

	Year 2003 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$184,221	$208,178	$211,720	$206,020
Net revenues less direct advertising expenses	112,664	134,817	137,149	133,492
Net loss applicable to common stock	(62,070)	(3,438)	(7,744)	(7,108)
Net loss per common share (basic and diluted)	(0.61)	(0.03)	(0.07)	(0.07)

(19) New Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“Statement 151”). The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have assessed the impact of Statement 151, which is not expected to have an impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions — An Amendment to FASB Statements No. 66 and 67” (“Statement No. 152”). Statement 152 amends FASB Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” Statement 152 also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. Statement 152 is effective for financial statements for fiscal years beginning after June 15, 2005. We have assessed the impact of Statement 152, which is not expected to have an impact on our financial position, results of operations or cash flows.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 “Exchanges of Non-monetary assets – an amendment of APB Opinion No. 29” (“Statement 153”). Statement 153 amends Accounting Principles Board (“APB”) Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement 153 does not apply to a pooling of assets in a joint undertaking intended to fund, develop, or produce oil or natural gas from a particular property or group of properties. The provisions of Statement 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early adoption is permitted and the provisions of Statement 153 should be applied prospectively. We have assessed the impact of Statement 153, which is not expected to have an impact on our financial position, results of operations or cash flows.

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. This Statement is effective for public companies that do not file as small business issuers as of the beginning of interim or annual reporting periods that begin on or after June 15, 2005 (effective September 1, 2005 for us). We have not yet determined the effect the new Statement will have on our condensed consolidated financial statements as we have not completed our analysis; however, we expect the adoption of this Statement to result in a reduction of net income which may be material.

SCHEDULE 2

Lamar Advertising Company
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Year ended December 31, 2004
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,772	7,686	5,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$800,062	123,882	—	923,944
Year ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$674,356	125,706	—	800,062
Year ended December 31, 2002
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	9,036	9,036	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$550,275	124,081	—	674,356

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2004, Lamar Media’s internal control over financial reporting is effective based on those criteria.

KPMG LLP, the independent registered public accounting firm that audited Lamar Media’s financial statements included in this annual report, has issued an attestation report on management’s assessment of Lamar Media’s internal control over financial reporting. This report appears on page 55 of this combined Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lamar Media Corp.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that Lamar Media Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lamar Media Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lamar Media Corp. and subsidiaries and the financial statement schedule as listed in the accompanying index, and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

KPMG LLP

New Orleans, Louisiana
March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lamar Media Corp.:

We have audited the consolidated financial statements of Lamar Media Corp. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lamar Media Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 9 to the consolidated financial statements of Lamar Advertising Company and Subsidiaries, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirements Obligations” on January 1, 2003.

/s/KPMG LLP

KPMG LLP

New Orleans, Louisiana
March 8, 2005

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(In thousands, except share and per share data)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$44,201	$7,797
Receivables, net of allowance for doubtful accounts of $5,000 and $4,914 in 2004 and 2003	87,962	90,072
Prepaid expenses	35,287	32,377
Deferred income tax assets	6,899	6,051
Other current assets	8,121	7,665

Total current assets	182,470	143,962

Property, plant and equipment	2,077,379	1,988,096
Less accumulated depreciation and amortization	(807,735)	(702,272)

Net property, plant and equipment	1,269,644	1,285,824

Goodwill (note 3)	1,256,835	1,232,857
Intangible assets (note 3)	919,791	938,062
Deferred financing costs net of accumulated amortization of $14,302 and $11,864 as of 2004 and 2003 respectively	13,361	14,285
Other assets	30,361	50,744

Total assets	$3,672,462	$3,665,734

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$10,412	$8,813
Current maturities of long-term debt (note 5)	72,510	5,044
Accrued expenses (note 4)	41,253	38,068
Deferred income	14,669	14,372

Total current liabilities	138,844	66,297

Long-term debt (note 5)	1,299,924	1,412,319
Deferred income tax liabilities (note 6)	103,598	100,250
Asset retirement obligation	132,700	123,217
Other liabilities	8,657	9,109

Total liabilities	1,683,723	1,711,192

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2004 and 2003	—	—
Additional paid-in-capital	2,343,929	2,333,951
Accumulated deficit	(355,190)	(379,409)

Stockholder’s equity	1,988,739	1,954,542

Total liabilities and stockholder’s equity	$3,672,462	$3,665,734

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Net revenues	$883,510	$810,139	$775,682

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	302,157	292,017	274,772
General and administrative expenses (exclusive of depreciation and amortization)	158,161	145,971	139,610
Corporate expenses (exclusive of depreciation and amortization)	29,795	25,229	27,285
Depreciation and amortization	294,056	284,947	271,832
Gain on disposition of assets	(1,067)	(1,946)	(336)

	783,102	746,218	713,163

Operating income	100,408	63,921	62,519

Other expense (income):
Loss on extinguishment of debt	—	21,077	5,850
Interest income	(495)	(502)	(929)
Interest expense	64,920	77,852	94,990

	64,425	98,427	99,911

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	35,983	(34,506)	(37,392)

Income tax expense (benefit) (note 6)	11,764	(12,338)	(12,434)

Income (loss) before cumulative effect of a change in accounting principle	24,219	(22,168)	(24,958)

Cumulative effect of a change in accounting principle, net of tax benefit of $25,727	—	40,240	—

Net income (loss)	$24,219	$(62,408)	$(24,958)

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share and per share data)

		ADDITIONAL
	COMMON	PAID-IN	ACCUMULATED
	STOCK	CAPITAL	DEFICIT	TOTAL
Balance, December 31, 2001	$—	2,222,317	(276,231)	1,946,086
Contribution from parent	—	59,584	—	59,584
Net loss	—	—	(24,958)	(24,958)

Balance, December 31, 2002	$—	2,281,901	(301,189)	1,980,712
Dividend to parent	—	—	(15,812)	(15,812)
Contribution from parent	—	52,050	—	52,050
Net loss	—	—	(62,408)	(62,408)

Balance, December 31, 2003	$—	2,333,951	(379,409)	1,954,542
Contribution from parent	—	9,978	—	9,978
Net income	—	—	24,219	24,219

Balance, December 31, 2004	$—	2,343,929	(355,190)	1,988,739

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$24,219	$(62,408)	$(24,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	294,056	284,947	271,832
Amortization included in interest expense	2,437	2,797	2,812
Gain on disposition of assets	(1,067)	(1,946)	(336)
Loss on extinguishment of debt	—	21,077	5,850
Cumulative effect of a change in accounting principle	—	40,240	—
Deferred income tax expenses (benefit)	8,207	(12,296)	(8,325)
Provision for doubtful accounts	7,772	8,599	9,036
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(4,824)	(6,217)	(7,748)
Prepaid expenses	(2,509)	(2,923)	(2,533)
Other assets	14,400	(7,461)	4,101
Increase (decrease) in:
Trade accounts payable	1,600	(1,238)	3
Accrued expenses	1,682	11,431	1,965
Other liabilities	(234)	254	1,546

Cash flows provided by operating activities	345,739	274,856	253,245

Cash flows from investing activities:
Capital expenditures	(81,165)	(78,275)	(78,390)
Purchase of new markets	(189,540)	(135,319)	(78,326)
Increase in notes receivable	—	—	(1,650)
Proceeds from sale of property and equipment	7,824	5,829	3,412

Cash flows used in investing activities	(262,881)	(207,765)	(154,954)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	128,038	256,400
Deposits for debt extinguishment	—	266,657	(266,657)
Principal payments on long-term debt	(4,928)	(483,888)	(144,126)
Debt issuance costs	(1,526)	(9,899)	(1,183)
Net proceeds from note offerings and new notes payable	—	(15,812)	—
Net (payments) borrowing under credit agreements	(40,000)	40,000	60,000

Cash flows used in financing activities	(46,454)	(74,904)	(95,566)

Net increase (decrease) in cash and cash equivalents	36,404	(7,813)	2,725

Cash and cash equivalents at beginning of period	7,797	15,610	12,885

Cash and cash equivalents at end of period	$44,201	$7,797	$15,610

Supplemental disclosures of cash flow information:
Cash paid for interest	$65,747	$64,245	$94,729

Cash paid for state and federal income taxes	$1,946	$825	$745

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating over 150,000 outdoor advertising displays in 43 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17 and 19 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

(2) Noncash Financing and Investing Activities

A summary of significant noncash financing and investing activities for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Parent company stock contributed for acquisitions	$4,270	50,630	56,100

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2004 and December 31, 2003.

	Estimated	2004		2003
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	410,368	298,108	388,791	248,617
Non-competition agreements	3 – 15	58,179	51,284	57,664	46,197
Site locations	15	1,108,318	313,776	1,021,037	243,170
Other	5 – 15	13,235	7,141	16,980	8,426

		1,590,100	670,309	1,484,472	546,410
Unamortizable Intangible Assets:
Goodwill		$1,509,601	$252,766	$1,485,623	$252,766

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

The changes in the carrying amount of goodwill for the year ended December 31, 2004 are as follows:

Balance as of December 31, 2003	$1,485,623
Goodwill acquired during the year	23,978
Impairment losses	—

Balance as of December 31, 2004	$1,509,601

In accordance with SFAS No. 142, Lamar Media is required to evaluate its existing intangible assets and goodwill that were acquired in purchase business combinations, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. Lamar Media is required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. If an intangible asset is identified as having an indefinite useful life, Lamar Media will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based upon it’s review, no impairment charge was required upon the adoption of SFAS No. 142 or at its annual tests for impairment on December 31, 2004 and December 31, 2003.

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2004 and 2003:

	2004	2003
Payroll	$12,894	7,698
Interest	18,601	19,428
Other	9,758	10,942

	$41,253	38,068

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2004 and 2003:

	2004	2003
7 1/4% Senior subordinated notes	$389,020	389,387
Bank Credit Agreement	975,000	1,015,000
8% Unsecured subordinated notes	3,333	5,333
Other notes with various rates and terms	5,081	7,643

	1,372,434	1,417,363
Less current maturities	(72,510)	(5,044)

Long-term debt excluding current maturities	$1,299,924	1,412,319

Long-term debt matures as follows:

2005	$72,510
2006	95,064
2007	112,554
2008	112,611
2009	69,974
Later years	909,721

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

(6) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002, consists of:

	Current	Deferred	Total
Year ended December 31, 2004:
U.S. federal	$—	11,314	11,314
State and local	3,557	(3,895)	(338)
Foreign	—	788	788

	$3,557	8,207	11,764

Year ended December 31, 2003:
U.S. federal	$—	(10,492)	(10,492)
State and local	(42)	(2,469)	(2,511)
Foreign	—	665	665

	$(42)	(12,296)	(12,338)

Year ended December 31, 2002:
U.S. federal	$(5,068)	(7,090)	(12,158)
State and local	870	(1,685)	(815)
Foreign	89	450	539

	$(4,109)	(8,325)	(12,434)

Income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2004, 2003 and 2002, differs from the amounts computed by applying the U.S. federal income tax rate of 34 percent to income (loss) before income taxes as follows:

	2004	2003	2002
Computed expected tax expense (benefit)	$12,234	(11,732)	(12,713)
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	825	1,149	689
Amortization of non-deductible goodwill	(3)	(19)	(31)
State and local income taxes, net of federal income tax benefit	(223)	(1,657)	(560)
Other differences, net	(1,069)	(79)	181

	$11,764	(12,338)	(12,434)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$1,950	$1,916
Accrued liabilities not deducted for tax purposes	2,396	1,584
Other	2,553	2,551

Net current deferred tax asset	6,899	6,051

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(5,845)	(11,738)
Intangibles, due to differences in amortizable lives	(237,617)	(244,880)

	(243,462)	(256,618)
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	40,521	48,479
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	941	941
Accrued liabilities not deducted for tax purposes	2,579	2,900
Net operating loss carryforward	61,143	73,061
Asset retirement obligation	34,654	30,113
Other, net	26	874

	139,864	156,368

Net non-current deferred tax liability	$(103,598)	$(100,250)

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

As of December 31, 2004 and 2003, there was a receivable from Lamar Advertising Company, its parent, in the amount of $7,383 and $22,152, respectively.

(8) Quarterly Financial Data (Unaudited)

	Year 2004 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$200,976	$226,915	$231,622	$223,997
Net revenues less direct advertising expenses	127,185	152,553	155,232	146,383
Net (loss) income applicable to common stock	(2,051)	9,463	10,188	6,619

	Year 2003 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$184,221	$208,178	$211,720	$206,020
Net revenues less direct advertising expenses	112,664	134,817	137,149	133,492
Net (loss) income applicable to common stock	(59,152)	(210)	2,226	(5,272)

SCHEDULE 2

Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002
(in thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period
Year Ended December 31, 2004
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	7,772	7,686	5,000
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$799,176	123,899	—	923,075
Year Ended December 31, 2003
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	8,599	8,599	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$672,889	126,287	—	799,176
Year Ended December 31, 2002
Deducted in balance sheet from trade accounts receivable: Allowance for doubtful accounts	$4,914	9,036	9,036	4,914
Deducted in balance sheet from intangible assets: Amortization of intangible assets	$546,916	125,973	—	672,889

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None

Lamar Media Corp.

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2004, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 28 of this combined Annual Report and is incorporated herein by reference. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is set forth on page 29 of this combined Annual Report and is incorporated herein by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 54 of this combined Annual Report and is incorporated herein by reference. KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of Lamar Media’s internal control over financial reporting, which is set forth on page 55 of this combined Annual Report and is incorporated herein by reference.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. A control system, no matter how well designed and operated, can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s or Lamar Media’s internal control over financial reporting identified in connection with the evaluation of the Company’s and Lamar Media’s internal controls performed during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s or Lamar Media’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Lamar Advertising Company

None

Lamar Media Corp.

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Portions of the response to this item are contained in part under the caption “Executive Officers of the Registrant” in Part I, Item 1A hereof and additional information is incorporated herein by reference from the discussion responsive thereto under the captions “Election of Directors and Nominees for Director,” “Election of Directors – Family Relationships,” “Election of Directors – Board and Committee Meetings” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the “2005 Proxy Statement”).

We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit that is incorporated by reference into this report. In addition, if we make any substantive amendments to the code of ethics or grant any wavier, including any implicit wavier, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The response to this item is incorporated herein by reference from the discussion responsive thereto under the following captions in the 2005 Proxy Statement: “Election of Directors – Director Compensation,” “Election of Directors – Executive Compensation” and “Election of Directors – Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The response to this item regarding security ownership is incorporated herein by reference from the discussion responsive thereto under the caption “Share Ownership” in the 2005 Proxy Statement.

This response to this item with respect to our equity compensation plans as of December 31, 2004 is incorporated herein by reference from the discussion responsive thereto under the caption “Equity Compensation Plan Information” in the 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The response to this item is incorporated herein by reference from the discussion responsive thereto under the caption “Information Concerning Auditors” in the 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(B) Exhibits required by Item 601 of Regulation S-K are listed on the Exhibit Index immediately following the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR ADVERTISING COMPANY

March 8, 2005	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	3/08/05
/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	3/08/05
/s/ Charles W. Lamar, III Charles W. Lamar, III	Director	3/08/05
/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	3/08/05
/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	3/08/05
/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	3/08/05
/s/ Anna Reilly Cullinan Anna Reilly Cullinan	Director	3/08/05
/s/ Robert M. Jelenic Robert M. Jelenic	Director	3/08/05

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

March 8, 2005	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	3/08/05
/s/ Sean E. Reilly Sean E. Reilly	Chief Operating Officer, Vice President and Director	3/08/05
/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	3/08/05
/s/ T. Everett Stewart, Jr. T. Everett Stewart, Jr.	Director	3/08/05

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 22, 1999, and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (Filed No. 0-30242) filed on August 11, 2000, and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000, and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999, and incorporated herein by reference.

4.1	Specimen certificate for the shares of Class A common stock of the Company. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4.2	Senior Secured Note dated May 19, 1993. Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.3	Indenture dated as of September 24, 1986 relating to the Company’s 8% Unsecured Subordinated Debentures. Previously filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.4	Indenture dated May 15, 1993 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

4.5	First Supplemental Indenture dated July 30, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-1(File No. 333-05479), and incorporated herein by reference.

4.6	Form of Second Supplemental Indenture in the form of an Amended and Restated Indenture dated November 8, 1996 relating to the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 1-12407) filed on November 15, 1996, and incorporated herein by reference.

4.7	Notice of Trustee dated November 8, 1996 with respect to the release of the security interest in the Trustee on behalf of the holders of the Company’s 11% Senior Secured Notes due May 15, 2003. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on 15, 1996 (File No. 1-12407), and incorporated herein by reference.

4.8	Form of Subordinated Note. Previously filed as Exhibit 4.8 to the Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
4.9	Indenture dated as of December 23, 2002 among Lamar Media Corp., certain subsidiaries of Lamar Media Corp., as guarantors and Wachovia Bank of Delaware, National, as trustee. Filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

4.10	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated June 9, 2003. Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003, and incorporated herein by reference.

4.11	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003. Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

4.12	Form of 7 1/4% Notes Due 2013. Filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

4.13	Form of Exchange Note. Filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634), and incorporated herein by reference.

4.14	Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

4.15	First Supplemental Indenture dated June 16, 2003 between Lamar Advertising Company and Wachovia Bank of Delaware, National Association, as Trustee. Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

4.16	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media Corp., Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated April 5, 2004. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

10.1*	The Lamar Savings and Profit Sharing Plan Trust. Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 33-59624), and incorporated herein by reference.

10.2	Trust under The Lamar Corporation, its Affiliates and Subsidiaries Deferred Compensation Plan dated October 3, 1993. Previously filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1995 (File No. 33-59624), and incorporated herein by reference.

10.3*	1996 Equity Incentive Plan. Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000, and incorporated herein by reference.

10.4	Stock Purchase Agreement dated as of October 1, 1998, between the Company and the stockholders of Outdoor Communications, Inc. named therein. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-20833) filed on October 15, 1998, and incorporated herein by reference.

10.5	Second Amended and Restated Stock Purchase Agreement dated as of August 11, 1999 among the Company, Lamar Media Corp., Chancellor Media Corporation of Los Angeles and Chancellor Mezzanine Holdings Corporation. Previously filed as Appendix A to the Company’s Schedule 14C Information Statement filed on August 13, 1999 and incorporated herein by reference. Pursuant to Item 601(b)(2) of Regulation S-K, the Schedules and Annexes A and B referred to in the Second Amended and Restated Stock Purchase Agreement are omitted. The Company hereby undertakes to furnish supplementary a copy of any omitted Schedule or Annex to the Commission upon request.

10.6*	2000 Employee Stock Purchase Plan. Previously filed as Exhibit 10.3 to Lamar Advertising Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000, and incorporated herein by reference.

10.7	Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.38 to Lamar Media Corp.’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION
10.8	Joinder Agreement dated as of October 7, 2003 to Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by Premere Outdoor, Inc. Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

10.9	Amendment No. 1 dated as of January 28, 2004 to the Credit Agreement dated as of March 7, 2003 between Lamar Media Corp., the Subsidiary Guarantors a party thereto and JPMorgan Chase Bank, as administrative agent for the lenders. Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated by reference.

10.10	Tranche C Term Loan Agreement dated as of February 6, 2004 between Lamar Media Corp., the Subsidiary Guarantors a party thereto, the Tranche C Loan Lenders a party thereto and JPMorgan Chase Bank, as administrative agent. Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated by reference.

10.11	Joinder Agreement dated as of April 19, 2004 to Credit Agreement dated as of March 7, 2003 between Lamar Media Corp. and Lamar Canadian Outdoor Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

10.12*	1996 Equity Incentive Plan, as amended. Previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

10.13	Tranche D Term Loan Agreement dated August 12, 2004 among Lamar Media Corp., the Subsidiary Guarantors thereunder, the Lenders party thereto and JP Morgan Chase Bank, as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004, and incorporated herein by reference.

10.14*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended. Filed herewith.

10.15*	Form of Agreement pursuant to the Deferred Compensation Plan of the Lamar Texas Limited Partnership, Its Affiliates and Subsidiaries. Filed herewith.

10.16*	Non-Management Director Compensation Plan, effective October 1, 2004. Filed herewith.

11.1	Statement regarding computation of per share earnings. Filed herewith.

14.1	Lamar Advertising Company Code of Business Conduct and Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004, and incorporated herein by reference.

21.1	Subsidiaries of the Company. Filed herewith.

23.1	Consent of KPMG LLP. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.