Form 10-Q
period 2005-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2005-05-06
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number 0-30242

Lamar Advertising Company

Commission File Number 1-12407

Lamar Media Corp.

(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization) 5551 Corporate Blvd., Baton Rouge, LA (Address of principle executive offices)	72-1449411 72-1205791 (I.R.S Employer Identification No.) 70808 (Zip Code)

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

Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act: Yes ☐ No ☑

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 2, 2005: 89,842,661

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 2, 2005: 15,672,527

The number of shares of Lamar Media Corp. common stock outstanding as of May 2, 2005: 100

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully the portion of the combined Annual Report on Form 10-K for the year ended December 31, 2004 of the Company and Lamar Media (the “2004 Combined Form 10-K”) under the caption “Factors Affecting Future Operating Results” in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PART I — FINANCIAL INFORMATION

ITEM 1.— FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,551	$44,201
Receivables, net of allowance for doubtful accounts of $5,665 and $5,000 in 2005 and 2004, respectively	112,231	87,962
Prepaid expenses	50,984	35,287
Deferred income tax assets	6,924	6,899
Other current assets	11,325	8,231

Total current assets	189,015	182,580

Property, plant and equipment	2,107,507	2,077,379
Less accumulated depreciation and amortization	(825,896)	(807,735)

Net property, plant and equipment	1,281,611	1,269,644

Goodwill	1,288,174	1,265,106
Intangible assets	953,452	920,373
Deferred financing costs (net of accumulated amortization of $27,445 and $26,113, respectively)	23,223	24,552
Other assets	29,594	27,217

Total assets	$3,765,069	$3,689,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,390	$10,412
Current maturities of long-term debt	80,065	72,510
Accrued expenses	34,975	50,513
Deferred income	13,830	14,669

Total current liabilities	142,260	148,104

Long-term debt	1,597,429	1,587,424
Deferred income tax liabilities	94,802	76,240
Asset retirement obligation	134,095	132,700
Other liabilities	9,654	8,657

Total liabilities	1,978,240	1,953,125

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2005 and 2004	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2005 and 2004	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 89,841,061 and 88,742,430 shares issued and outstanding at 2005 and 2004, respectively	89	89
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 shares issued and outstanding at 2005 and 2004	16	16
Additional paid-in capital	2,176,987	2,131,449
Accumulated deficit	(390,263)	(395,207)

Stockholders’ equity	1,786,829	1,736,347

Total liabilities and stockholders’ equity	$3,765,069	$3,689,472

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2005	2004
Net revenues	$232,829	$200,976

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	84,476	73,791
General and administrative expenses (exclusive of depreciation and amortization)	42,755	38,276
Corporate expenses (exclusive of depreciation and amortization)	9,189	7,159
Depreciation and amortization	69,238	70,241
Gain on disposition of assets	(1,958)	(1,152)

	203,700	188,315

Operating income	29,129	12,661

Other expense (income)
Interest income	(452)	(59)
Interest expense	20,862	18,902

	20,410	18,843

Income (loss) before income tax expense (benefit)	8,719	(6,182)
Income tax expense (benefit)	3,684	(2,549)

Net income (loss)	5,035	(3,633)
Preferred stock dividends	91	91

Net income (loss) applicable to common stock	$4,944	$(3,724)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$(0.04)

Diluted earnings (loss) per share	$0.05	$(0.04)

Weighted average common shares used in computing earnings (loss) per share:
Weighted average common shares outstanding	104,433,456	103,607,466
Incremental common shares from dilutive stock options	511,552	—
Incremental common shares from convertible debt	—	—

Weighted common shares diluted	104,945,008	103,607,466

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$5,035	$(3,633)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,238	70,241
Amortization included in interest expense	1,333	1,332
Gain on disposition of assets	(1,958)	(1,152)
Deferred tax expense (benefit)	3,609	(2,859)
Provision for doubtful accounts	1,611	1,248
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,795)	(1,649)
Prepaid expenses	(14,597)	(12,779)
Other assets	(5,162)	234
Increase (decrease) in:
Trade accounts payable	2,978	(2)
Accrued expenses	(17,664)	(16,064)
Other liabilities	(2,172)	681

Net cash provided by operating activities	24,456	35,598

Cash flows from investing activities:
Acquisition of new markets	(60,563)	(21,048)
Capital expenditures	(20,497)	(15,891)
Proceeds from disposition of assets	1,157	1,135

Net cash used in investing activities	(79,903)	(35,804)

Cash flows from financing activities:
Debt issuance costs	—	(1,003)
Net proceeds from issuance of common stock	1,947	7,028
Principal payments on long-term debt	(18,059)	(2,405)
Net borrowings (payments) under credit agreements	35,000	(5,000)
Dividends	(91)	(91)

Net cash provided by (used in) financing activities	18,797	(1,471)

Net decrease in cash and cash equivalents	(36,650)	(1,677)
Cash and cash equivalents at beginning of period	44,201	7,797

Cash and cash equivalents at end of period	$7,551	$6,120

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,098	$22,982

Cash paid for state and federal income taxes	$1,425	$140

Common stock issuance related to acquisitions	$43,314	$4,270

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.	Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2004 Combined Form 10-K.

2.	Acquisitions

During the three months ended March 31, 2005, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $103,877, which consisted of the issuance of 1,026,413 shares of Lamar Advertising Class A common stock valued at $43,314 and the payment of $60,563 in cash.

Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

Total
Current assets	$9,345
Property, plant and equipment	28,976
Goodwill	23,068
Site locations	53,844
Non-competition agreements	948
Customer lists and contracts	7,829
Other assets	502
Current liabilities	(4,938)
Long term liabilities	(15,697)

$103,877

Summarized below are certain unaudited pro forma statements of operations data for the three months ended March 31, 2005 and March 31, 2004 as if each of the above acquisitions and the acquisitions occurring in 2004, which were fully described in the 2004 Combined Form 10-K, had been consummated as of January 1, 2004. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

2.	Acquisitions (continued)

	Three months ended
	March 31,
	2005	2004
Net Revenues	$235,204	$219,133

Net income (loss) applicable to common stock	$4,913	$(3,691)

Net income (loss) per common share — basic	$0.05	$(0.04)

Net income (loss) per common share — diluted	$0.05	$(0.04)

3.	Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended
	March 31,
	2005	2004
Direct advertising expenses	$66,173	$66,214
General and administrative expenses	1,623	2,610
Corporate expenses	1,442	1,417

	$69,238	$70,241

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2005 and December 31, 2004.

		March 31, 2005		December 31, 2004
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 – 10	$418,197	$310,143	$410,368	$298,108
Non-competition agreements	3 – 15	59,127	51,805	58,179	51,284
Site locations	15	1,162,162	332,965	1,108,318	313,776
Other	5 – 15	16,337	7,458	13,817	7,141

		1,655,823	702,371	1,590,682	670,309

Unamortizable Intangible Assets:
Goodwill		$1,541,809	$253,635	$1,518,741	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

4.	Goodwill and Other Intangible Assets (continued)

The changes in the gross carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

Balance as of December 31, 2004	$1,518,741
Goodwill acquired during the three months ended March 31, 2005	23,068
Impairment losses	—

Balance as of March 31, 2005	$1,541,809

5.	Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2004	$132,700
Additions to asset retirement obligations	1,951
Accretion expense	1,912
Liabilities settled	(2,468)

Balance at March 31, 2005	$134,095

6.	Stock-Based Compensation

The Company accounts for its stock option plan under the intrinsic value method in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” permit entities to recognize as an expense over the vesting period, the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 has been applied.

The following table illustrates the effect on net income (loss) and net income (loss) per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended
	March 31,
	2005	2004
Net income (loss) applicable to common stock, as reported	$4,944	$(3,724)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,499)	(3,861)

Pro forma net income (loss) applicable to common stock	3,445	(7,585)

Net income (loss) per common share — basic and diluted
Net income (loss), as reported	$0.05	$(0.04)
Net income (loss), pro forma	$0.03	$(0.07)

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7.	Recent Accounting Pronouncements

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company intends to adopt SFAS No. 123R effective January 1, 2006. The Company has not yet determined the effect the new Statement will have on its condensed consolidated financial statements as the Company has not completed its analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income which may be material.

8.	Summarized Financial Information of Subsidiaries

Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of March 31, 2005 and December 31, 2004, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $1,992,858 and $1,943,280, respectively.

9.	Earnings Per Share

Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s convertible debt, options and warrants were converted to common stock. The number of potentially dilutive shares excluded from the calculation because of their antidilutive effect is 5,581,755 and 6,125,133 for the three months ended March 31, 2005 and 2004, respectively.

The following table reconciles the net income (loss) and common shares outstanding used in the calculations of basic and diluted earnings per share for the three month periods ended March 31, 2005 and 2004.

	Three months ended March 31, 2005			Three months ended March 31, 2004
		Weighted			Weighted
	Net Income	Average		Net Income (loss)	Average
	Available	Common		Available	Common
	to Common	Shares	Earnings	to Common	Shares	Income (loss)
	Stockholders	Outstanding	Per Share	Stockholders	Outstanding	Per Share
Basic	$4,944	104,433,456	$0.05	$(3,724)	103,607,466	$(0.04)
Effect of dilutive securities:

Preferred stock	—	—		—	—
Stock options	—	505,593		—	—
Warrants	—	5,959		—	—
Convertible debt	—	—	—	—	—	—

Diluted	$4,944	104,945,008	$0.05	$(3,724)	103,607,466	$(0.04)

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,551	$44,201
Receivables, net of allowance for doubtful accounts of $5,665 and $5,000 in 2005 and 2004, respectively	112,231	87,962
Prepaid expenses	50,984	35,287
Deferred income tax asset	6,924	6,899
Other current assets	11,263	8,121

Total current assets	188,953	182,470

Property, plant and equipment	2,107,507	2,077,379
Less accumulated depreciation and amortization	(825,896)	(807,735)

Net property, plant and equipment	1,281,611	1,269,644

Goodwill	1,279,659	1,256,851
Intangible assets	952,854	919,775
Deferred financing costs (net of accumulated amortization of $14,911 and $14,302, respectively)	12,759	13,361
Other assets	31,173	30,361

Total assets	$3,747,009	$3,672,462

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,390	$10,412
Current maturities of long-term debt	80,065	72,510
Accrued expenses	23,614	41,253
Deferred income	13,830	14,669

Total current liabilities	130,899	138,844

Long-term debt	1,309,929	1,299,924
Deferred income tax liabilities	123,257	103,598
Asset retirement obligation	134,095	132,700
Other liabilities	9,654	8,657

Total liabilities	1,707,834	1,683,723

Stockholder’s equity:
Common stock, $0.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	2,387,522	2,343,929
Accumulated deficit	(348,347)	(355,190)

Stockholder’s equity	2,039,175	1,988,739

Total liabilities and stockholder’s equity	$3,747,009	$3,672,462

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
Net revenues	$232,829	$200,976

Operating expenses
Direct advertising expenses (exclusive of depreciation and amortization)	84,476	73,791
General and administrative expenses (exclusive of depreciation and amortization)	42,755	38,276
Corporate expenses (exclusive of depreciation and amortization)	9,073	7,075
Depreciation and amortization	69,238	70,241
Gain on disposition of assets	(1,958)	(1,152)

	203,584	188,231

Operating income	29,245	12,745

Other expense (income)
Interest income	(452)	(59)
Interest expense	18,073	16,304

	17,621	16,245

Income (loss) before income tax expense (benefit)	11,624	(3,500)

Income tax expense (benefit)	4,781	(1,449)

Net income (loss)	$6,843	$(2,051)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$6,843	$(2,051)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	69,238	70,241
Amortization included in interest expense	609	800
Gain on disposition of assets	(1,958)	(1,152)
Deferred tax expense (benefit)	4,706	(1,759)
Provision for doubtful accounts	1,611	1,248
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,795)	(1,709)
Prepaid expenses	(14,597)	(12,779)
Other assets	(3,643)	7,091
Increase (decrease) in:
Trade accounts payable	2,978	(2)
Accrued expenses	(19,765)	(18,074)
Other liabilities	(2,172)	681

Net cash provided by operating activities	26,055	42,535

Cash flows from investing activities:
Acquisition of new markets	(60,563)	(21,048)
Capital expenditures	(20,240)	(15,891)
Proceeds from disposition of assets	1,157	1,135

Net cash used in investing activities	(79,646)	(35,804)

Cash flows from financing activities:
Debt issuance costs	—	(1,003)
Principal payments on long-term debt	(18,059)	(2,405)
Net borrowings (payments) under credit agreements	35,000	(5,000)

Net cash provided by (used in) financing activities	16,941	(8,408)

Net decrease in cash and cash equivalents	(36,650)	(1,677)
Cash and cash equivalents at beginning of period	44,201	7,797

Cash and cash equivalents at end of period	$7,551	$6,120

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,375	$22,982

Cash paid for state and federal income taxes	$1,425	$140

Parent company stock contributed for acquisitions	$43,314	$4,270

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES

NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

1.	Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2004 Combined Form 10-K. Certain amounts from prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in the 2004 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5.8% by completing over 260 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $621.1 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement, as amended, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. With the exception of the new markets acquired as a result of the acquisition of Obie Media Corporation on January 18, 2005 (“the Obie markets”), the acquisitions completed during the three months ended March 31, 2005 were in existing markets. The Obie markets are comprised primarily of transit assets and represent new markets for the Company. Although none of these acquisitions have caused material integration issues, additional time and resources are required to integrate new markets successfully into the Company’s business. The Company expects to continue to pursue acquisitions that complement the Company’s business.

Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	(in thousands)
	2005	2004
Billboard	$12,343	$10,118
Logos	1,385	677
Transit	138	331
Land and buildings	4,570	3,303
Other property, plant and equipment	2,061	1,462

Total capital expenditures	$20,497	$15,891

RESULTS OF OPERATIONS

Three Months ended March 31, 2005 compared to Three Months ended March 31, 2004
Net revenues increased $31.8 million or 15.8% to $232.8 million for the three months ended March 31, 2005 from $201.0 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $21.9 million or 11.6%, a $1.0 million increase in logo sign revenue, which represents an increase of 9.4% over the prior period, and an $8.8 million increase in transit revenue over the prior period due to the Obie acquisition.

The increase in billboard net revenue of $21.9 million was generated by acquisition activity of approximately $8.8 million and internal growth of approximately $13.1 million, while the increase in logo sign revenue of $1.0 million was generated by internal growth across various markets within the logo sign programs. The increase in transit revenue of approximately $8.8 million was due to internal growth of approximately $1.8 million and acquisition activity, primarily resulting from the Obie acquisition of $7.0 million.

Net revenues (excluding revenues from the Obie markets) for the three months ended March 31, 2005, as compared to acquisition-adjusted net revenue for the three months ended March 31, 2004, increased $14.1 million or 6.7% as a result of net revenue internal growth. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $17.2 million or 14.4% to $136.4 million for the three months ended March 31, 2005 from $119.2 million for the same period in 2004. There was a $15.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.0 million increase in corporate expenses. The increase in corporate expenses is primarily related to increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development and national sales department.

Depreciation and amortization expense remained relatively constant for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Due to the above factors, operating income increased $16.4 million to $29.1 million for three months ended March 31, 2005 compared to $12.7 million for the same period in 2004.

Interest expense increased $2.0 million from $18.9 million for the three months ended March 31, 2004 to $20.9 million for the three months ended March 31, 2005 due to an increase in interest rates.

The increase in operating income offset by the increase in interest expense described above resulted in a $14.9 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $6.2 million for the three months ended March 31, 2005 over the same period in 2004. The effective tax rate for the three months ended March 31, 2005 was 42.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2005 of $5.0 million, as compared to a net loss of $3.6 million for the same period in 2004.

Reconciliations:

Because acquisitions occurring after December 31, 2003 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue for the three months ended March 31, 2004 by adding to it the net revenue generated by the Acquired Assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. The Company’s management has excluded revenues from the Obie markets in the 2005 period and no adjustment has been made to the 2004 period with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. Management intends to exclude revenues from the Obie markets in this manner until the Company has owned and operated these assets for twelve months.

Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period. Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three month periods ended March 31, as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three month periods ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2004
(in thousands)
Reported net revenue	$200,976
Acquisition net revenue, excluding the Obie markets	8,207

Acquisition-adjusted net revenue	$209,183

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

Three months ended
March 31, 2005
(in thousands)
Reported net revenue	$232,829
Less net revenue — Obie markets	(9,588)

Net revenue (excluding revenues from the Obie markets)	$223,241

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2005	2004
	(in thousands)
Reported net revenue	$232,829	$200,976
Acquisition net revenue, excluding the Obie markets	—	8,207
Less net revenue — Obie markets	(9,588)	—

Adjusted totals	$223,241	$209,183

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its bank credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media. The Company’s acquisitions have been financed primarily with funds borrowed under the bank credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company’s subsidiaries using the Company’s Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.

Sources of Cash

Total Liquidity at March 31, 2005. As of March 31, 2005 we had approximately $185.2 million of total liquidity, which is comprised of approximately $7.6 million in cash and cash equivalents and the ability to draw approximately $177.6 million under our revolving bank credit facility.

Cash Generated by Operations. For the three months ended March 31, 2005 and 2004 our cash provided by operating activities was $24.5 million and $35.6 million, respectively. While our net income was approximately $5.0 million for the three months ended March 31, 2005, we generated cash from operating activities during 2005 of $24.5 million primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily consisted of depreciation and amortization of $69.2 million. In addition, there was an increase in working capital of $54.4 million. We expect to generate cash flows from operations during 2005 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to reduce debt. See “— Cash Flows” for more information.

Credit Facilities. As of March 31, 2005 we had approximately $177.6 million of unused capacity under our revolving credit facility. The bank credit facility is comprised of a $225.0 million revolving bank credit facility and a $975.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

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

Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If Lamar Media fails to comply with these tests, its obligations under the bank credit agreement may be accelerated. At March 31, 2005 and currently, Lamar Media is in compliance with all such tests.

Lamar Media cannot exceed the following financial ratios under its bank credit facility:

•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 5.75 to 1; and
•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 3.75 to 1.

In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:

•	an interest coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of at least 2.25 to 1; and
•	a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to (1) the total payments of principal and interest on debt for such period, (2) capital expenditures made during such period and (3) income and franchise tax payments made during such period, of at least 1.05 to 1.

As defined under Lamar Media’s bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to the Company during any period to enable the Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.

The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2005. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $20.5 million for the three months ended March 31, 2005. We anticipate our 2005 total capital expenditures for construction and improvements to be approximately $80 to $85 million.

Acquisitions. During the three months ended March 31, 2005, the Company financed its acquisition activity of approximately $103.9 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $60.6 million as well as the issuance of the Company’s Class A common stock valued at the time of issuance at approximately $43.3 million. In 2005, we expect to spend between $125 and $175 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions.

We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.

Debt Service and Contractual Obligations. As of March 31, 2005, we had outstanding debt of approximately $1.7 billion. For the year ending December 31, 2005 we are obligated to make a total of approximately $149.2 million in interest and principal payments on outstanding debt. Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement, as described in Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

Cash Flows

The Company’s cash flows provided by operating activities decreased by $11.1 million for the three months ended March 31, 2005 due primarily to an increase in net income of $8.7 million as described in Results of Operations and an increase in adjustments to reconcile net income (loss) to cash provided by operating activities of $5.0 million, which primarily is an increase in deferred income tax expense of $6.5 million. In addition, as compared to the same period in 2004, there were decreases in the change in receivables of $16.1 million, prepaid expenses of $1.8 million, and other assets of $5.4 million.

Cash flows used in investing activities increased $44.1 million from $35.8 million in 2004 to $79.9 million in 2005 primarily due to the increase in cash used in acquisition activity by the Company in 2005 of $39.5 million and an increase in capital expenditures of $4.6 million.

Cash flows provided by financing activities was $18.8 million for the three months ended March 31, 2005 primarily due to $35.0 million in borrowings under credit agreements offset by $18.1 million in principal payments on long-term debt.

RECENT ACCOUNTING PRONOUNCEMENTS

In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company intends to adopt SFAS No. 123R effective January 1, 2006. The Company has not yet determined the effect the new Statement will have on it’s condensed consolidated financial statements as the Company has not completed it’s analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income which may be material.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

Three Months ended March 31, 2005 compared to Three Months ended March 31, 2004
Net revenues increased $31.8 million or 15.8% to $232.8 million for the three months ended March 31, 2005 from $201.0 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $21.9 million or 11.6%, a $1.0 million increase in logo sign revenue, which represents an increase of 9.4% over the prior period, and an $8.8 million increase in transit revenue over the prior period due to the Obie acquisition.

The increase in billboard net revenue of $21.9 million was generated by acquisition activity of approximately $8.8 million and internal growth of approximately $13.1 million, while the increase in logo sign revenue of $1.0 million was generated by internal growth across various markets within the logo sign programs. The increase in transit revenue of approximately $8.8 million was generated by internal growth of approximately $1.8 million and acquisition activity resulting from the Obie acquisition of $7.0 million.

Net revenues (excluding revenues from the Obie markets) for the three months ended March 31, 2005, as compared to acquisition-adjusted net revenue for the three months ended March 31, 2004, increased $14.1 million or 6.7% as a result of net revenue internal growth. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $17.2 million or 14.4% to $136.3 million for the three months ended March 31, 2005 from $119.1 million for the same period in 2004. There was a $15.2 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.0 million increase in corporate expenses. The increase in corporate expenses is primarily related to increased legal fees, additional accounting and professional fees related to Sarbanes-Oxley compliance and additional expenses related to expanded efforts in the Company’s business development and national sales department.

Depreciation and amortization expense remained relatively constant for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

Due to the above factors, operating income increased $16.5 million to $29.2 million for three months ended March 31, 2005 compared to $12.7 million for the same period in 2004.

Interest expense increased $1.8 million from $16.3 million for the three months ended March 31, 2004 to $18.1 million for the three months ended March 31, 2005 due to an increase in interest rates.

The increase in operating income and the increase in interest expense described above resulted in a $15.1 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $6.2 million for the three months ended March 31, 2005 over the same period in 2004. The effective tax rate for the three months ended March 31, 2005 was 41.1%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2005 of $6.8 million, as compared to a net loss of $2.1 million for the same period in 2004.

Reconciliations:

Because acquisitions occurring after December 31, 2003 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue for the three months ended March 31, 2004 by adding to it the net revenue generated by the Acquired Assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing with our existing assets. The Company’s management has excluded revenues from the Obie markets in the 2005 period and no adjustment has been made to the 2004 period with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. Management intends to exclude revenues from the Obie markets in this manner until the Company has owned and operated these assets for twelve months.

Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets (excluding the Obie markets) during the period in 2004 that corresponds with the actual period we have owned the assets in 2005 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue, excluding the Obie markets.” Net revenue (excluding revenues from the Obie markets) is also not determined in accordance with GAAP and excludes the revenue generated by the assets in the Obie markets from the Company’s reported net revenue during the 2005 period. Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three month periods ended March 31, as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three month periods ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2004
(in thousands)
Reported net revenue	$200,976
Acquisition net revenue, excluding the Obie markets	8,207

Acquisition-adjusted net revenue	$209,183

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

Three months ended
March 31, 2005
(in thousands)
Reported net revenue	$232,829
Less net revenue — Obie markets	(9,588)

Net revenue (excluding revenues from the Obie markets)	$223,241

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2005	2004
	(in thousands)
Reported net revenue	$232,829	$200,976
Acquisition net revenue, excluding the Obie markets	—	8,207
Less net revenue – Obie markets	(9,588)	—

Adjusted totals	$223,241	$209,183

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2005, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

Loans under Lamar Media’s bank credit agreement bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit agreement. Increases in the interest rates applicable to borrowings under the bank credit agreement would result in increased interest expense and a reduction in the Company’s net income.

At March 31, 2005, there was approximately $992.7 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 62.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2005 with respect to borrowings under the bank credit agreement was $10.4 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2005 was 4.1%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.1% rather than 4.1%), then the Company’s three months ended March 31, 2005 interest expense would have been approximately $5.0 million higher resulting in a $2.9 million decrease in the Company’s three months ended March 31, 2005 net income.

The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.

ITEM 4. CONTROLS AND PROCEDURES

a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

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

b) Changes in Internal Control Over Financial Reporting.

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

LAMAR ADVERTISING COMPANY

DATED: May 6, 2005	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 6, 2005	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

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

4.1
Supplemental Indenture to Indenture dated December 23, 2002 among Lamar Media Corp., certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005. Filed herewith.

10.1
Joinder Agreement to Credit Agreement dated March 7, 2003 among Lamar Media Corp., the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, by certain of Lamar Media Corp.’s subsidiaries, dated as of January 19, 2005. Filed herewith.

10.2	Lamar Advertising Company Summary of Compensatory Arrangements with Executive Officers. Filed herewith.

10.3	Lamar Advertising Company Non-Management Director Compensation Plan. Filed herewith.

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