Form 10-Q
period 2005-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2005-11-09
CIK 899045, 1090425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether Lamar Advertising Company is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:  Yes  ☑  No  ☐
Indicate by check mark whether Lamar Media Corp. is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act:  Yes  ☐  No  ☑
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No  ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 1, 2005: 90,253,664
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 1, 2005: 15,672,527
The number of shares of Lamar Media Corp. common stock outstanding as of November 1, 2005: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s and Lamar Media’s:
•	expected operating results;

•	possible repurchases of Class A common stock under the Company’s stock repurchase program;

•	market opportunities;

•	acquisition opportunities;

•	ability to compete; and

•	stock price.
Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:
•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations;

•	the market price of the Company’s Class A common stock;

•	the nature of investment opportunities available to the Company from time to time; and

•	the regulation of the outdoor advertising industry by federal, state and local governments.
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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,909	$44,201
Receivables, net of allowance for doubtful accounts of $6,777 and $5,000 in 2005 and 2004, respectively	132,132	87,962
Prepaid expenses	49,763	35,287
Deferred income tax assets	7,749	6,899
Other current assets	7,364	8,231

Total current assets	215,917	182,580

Property, plant and equipment	2,152,678	2,077,379
Less accumulated depreciation and amortization	(877,691)	(807,735)

Net property, plant and equipment	1,274,987	1,269,644

Goodwill	1,293,195	1,265,106
Intangible assets	917,183	920,373
Deferred financing costs (net of accumulated amortization of $20,750 and $26,113 in 2005 and 2004, respectively)	26,726	24,552
Other assets	38,235	27,217

Total assets	$3,766,243	$3,689,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,334	$10,412
Current maturities of long-term debt	3,436	72,510
Accrued expenses	43,111	50,513
Deferred income	17,228	14,669

Total current liabilities	77,109	148,104

Long-term debt	1,603,802	1,587,424
Deferred income tax liabilities	109,221	76,240
Asset retirement obligation	135,416	132,700
Other liabilities	9,404	8,657

Total liabilities	1,934,952	1,953,125

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,719 shares issued and outstanding at 2005 and 2004	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2005 and 2004	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 90,239,950 and 88,742,430 shares issued and outstanding at 2005 and 2004, respectively	90	89
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,672,527 shares issued and outstanding at 2005 and 2004	16	16
Additional paid-in capital	2,190,805	2,131,449
Accumulated deficit	(359,620)	(395,207)

Stockholders’ equity	1,831,291	1,736,347

Total liabilities and stockholders’ equity	$3,766,243	$3,689,472

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$265,594	$231,622	$763,166	$659,513

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	89,925	76,390	261,145	224,543
General and administrative expenses (exclusive of depreciation and amortization)	44,043	39,778	130,367	116,491
Corporate expenses (exclusive of depreciation and amortization)	8,821	7,523	27,084	21,896
Depreciation and amortization	74,656	75,163	215,810	217,876
(Gain) loss on disposition of assets	(543)	(468)	(2,986)	1,617

	216,902	198,386	631,420	582,423

Operating income	48,692	33,236	131,746	77,090

Other expense (income)
Loss on debt extinguishment	3,982	—	3,982	—
Interest income	(381)	(114)	(1,096)	(235)
Interest expense	24,255	19,173	66,874	56,208

	27,856	19,059	69,760	55,973

Income before income tax expense	20,836	14,177	61,986	21,117
Income tax expense	8,755	5,892	26,126	8,784

Net income	12,081	8,285	35,860	12,333
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$11,990	$8,194	$35,587	$12,060

Earnings per share:
Basic earnings per share	$0.11	$0.08	$0.34	$0.12

Diluted earnings per share	$0.11	$0.08	$0.34	$0.12

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	105,752,489	104,288,811	105,525,929	103,934,186
Incremental common shares from dilutive stock options and warrants	527,276	584,455	471,358	533,082
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	106,279,765	104,873,266	105,997,287	104,467,268

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$35,860	$12,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,810	217,876
Amortization included in interest expense	4,051	3,996
(Gain) loss on disposition of assets	(2,986)	1,617
Deferred tax expense	22,602	7,408
Provision for doubtful accounts	4,676	5,163
Loss on debt extinguishment	3,982	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(40,253)	(17,073)
Prepaid expenses	(14,162)	(14,060)
Other assets	(2,038)	(1,968)
Increase (decrease) in:
Trade accounts payable	2,922	2,590
Accrued expenses	(9,407)	(8,864)
Other liabilities	1,254	453

Net cash provided by operating activities	222,311	209,471

Cash flows from investing activities:
Acquisition of new markets	(116,721)	(129,887)
Capital expenditures	(75,881)	(57,975)
Proceeds from disposition of assets	1,978	6,771
Increase in notes receivable	(4,275)	—

Net cash used in investing activities	(194,899)	(181,091)

Cash flows from financing activities:
Debt issuance costs	(3,892)	(1,513)
Net proceeds from issuance of common stock	12,088	21,816
Net proceeds from note offering	394,000	—
Principal payments on long-term debt	(39,252)	(4,221)
Net payments under credit agreements	(415,375)	(40,000)
Dividends	(273)	(273)

Net cash used in financing activities	(52,704)	(24,191)

Net (decrease) increase in cash and cash equivalents	(25,292)	4,189
Cash and cash equivalents at beginning of period	44,201	7,797

Cash and cash equivalents at end of period	$18,909	$11,986

Supplemental disclosures of cash flow information:
Cash paid for interest	$68,415	$63,598

Cash paid for state and federal income taxes	$2,063	$840

Common stock issuance related to acquisitions	$43,314	$4,270

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
2. Acquisitions
During the nine months ended September 30, 2005, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $160,035, which consisted of the issuance of 1,026,413 shares of Lamar Advertising Class A common stock valued at $43,314 and the payment of $116,721 in cash.
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

Total
Current assets	$8,781
Property, plant and equipment	45,367
Goodwill	28,089
Site locations	78,322
Non-competition agreements	1,238
Customer lists and contracts	13,747
Other assets	180
Current liabilities	(3,352)
Long term liabilities	(12,337)

$160,035

Summarized below are certain unaudited pro forma statements of operations data for the nine months ended September 30, 2005 and September 30, 2004 as if each of the above acquisitions and the acquisitions occurring in 2004, which were fully described in the 2004 Combined Form 10-K, had been consummated as of January 1, 2004. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
2. Acquisitions (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Pro forma net revenues	$265,780	$251,244	$769,916	$721,379

Pro forma net income applicable to common stock	$11,980	$8,976	$34,197	$12,278

Pro forma net income per common share — basic	$0.11	$0.09	$0.32	$0.12

Pro forma net income per common share — diluted	$0.11	$0.09	$0.32	$0.12

3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Direct advertising expenses	$71,180	$70,824	$206,092	$205,588
General and administrative expenses	1,344	2,589	4,891	7,798
Corporate expenses	2,132	1,750	4,827	4,490

	$74,656	$75,163	$215,810	$217,876

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2005 and December 31, 2004.

		September 30, 2005		December 31, 2004
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 - 10	$424,115	$333,495	$410,368	$298,108
Non-competition agreements	3 - 15	59,417	52,907	58,179	51,284
Site locations	15	1,186,640	372,093	1,108,318	313,776
Other	5 - 15	13,600	8,094	13,817	7,141

		1,683,772	766,589	1,590,682	670,309

Unamortizable Intangible Assets:
Goodwill		$1,546,830	$253,635	$1,518,741	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
4. Goodwill and Other Intangible Assets (continued)
The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

Balance as of December 31, 2004	$1,518,741
Goodwill acquired during the nine months ended September 30, 2005	28,089

Balance as of September 30, 2005	$1,546,830

5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2004	$132,700
Additions to asset retirement obligations	3,073
Accretion expense	5,284
Liabilities settled	(5,641)

Balance at September 30, 2005	$135,416

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
The following table illustrates the effect on net income and net income per common share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income applicable to common stock, as reported	$11,990	$8,194	$35,587	$12,060
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,191)	(1,797)	(3,958)	(7,681)

Pro forma net income applicable to common stock	10,799	6,397	31,629	4,379

Net income per common share — basic and diluted
Net income per common share, as reported	$0.11	$0.08	$0.34	$0.12
Net income per common share, pro forma	$0.10	$0.06	$0.30	$0.04

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
7. Long Term Debt
On August 9, 2005, the Company’s wholly owned subsidiary, Lamar Media Corp., issued $400,000 6 5/8% Senior Subordinated Notes due 2015. The net proceeds from this issuance were used to reduce borrowings under Media’s bank credit facility.
On September 30, 2005, Lamar Media Corp., replaced its bank credit facility. The new bank facility is comprised of a $400,000 revolving bank credit facility and a $400,000 term facility. The bank credit facility also includes a $500,000 incremental facility, which permits Lamar Media to request that its lenders enter into a commitment to make additional term loans to it, up to a maximum aggregate amount of $500,000. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $3,982. As of September 30, 2005, there was $525,000 outstanding under this facility.
8. Recent Accounting Pronouncements
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. The pro forma disclosure previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company intends to adopt SFAS No. 123R effective January 1, 2006. The Company has not yet determined the effect the new Statement will have on its condensed consolidated financial statements as the Company has not completed its analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income that may be material.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.
9. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiary that is not a guarantor is considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of September 30, 2005 and December 31, 2004, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $758,559 and $1,943,280, respectively.
10. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if the Company’s convertible debt, options and warrants were converted to common stock. The number of potentially dilutive shares excluded from the calculation because of their antidilutive effect is 5,581,755 for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,909	$44,201
Receivables, net of allowance for doubtful accounts of $6,777 and $5,000 in 2005 and 2004, respectively	132,132	87,962
Prepaid expenses	49,763	35,287
Deferred income tax assets	7,749	6,899
Other current assets	5,633	8,121

Total current assets	214,186	182,470

Property, plant and equipment	2,152,678	2,077,379
Less accumulated depreciation and amortization	(877,691)	(807,735)

Net property, plant and equipment	1,274,987	1,269,644

Goodwill	1,284,302	1,256,835
Intangible assets	916,583	919,791
Deferred financing costs (net of accumulated amortization of $6,839 and $14,302 in 2005 and 2004, respectively)	17,640	13,361
Other assets	34,385	30,361

Total assets	$3,742,083	$3,672,462

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,334	$10,412
Current maturities of long-term debt	3,436	72,510
Accrued expenses	31,506	41,253
Deferred income	17,228	14,669

Total current liabilities	65,504	138,844

Long-term debt	1,603,802	1,299,924
Deferred income tax liabilities	139,594	103,598
Asset retirement obligation	135,416	132,700
Other liabilities	9,404	8,657

Total liabilities	1,953,720	1,683,723

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2005 and 2004	—	—
Additional paid-in capital	2,389,560	2,343,929
Accumulated deficit	(601,197)	(355,190)

Stockholder’s equity	1,788,363	1,988,739

Total liabilities and stockholder’s equity	$3,742,083	$3,672,462

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues	$265,594	$231,622	$763,166	$659,513

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	89,925	76,390	261,145	224,543
General and administrative expenses (exclusive of depreciation and amortization)	44,043	39,778	130,367	116,491
Corporate expenses (exclusive of depreciation and amortization)	8,705	7,437	26,736	21,640
Depreciation and amortization	74,656	75,163	215,810	217,876
(Gain) loss on disposition of assets	(543)	(468)	(2,986)	1,617

	216,786	198,300	631,072	582,167

Operating income	48,808	33,322	132,094	77,346

Other expense (income)
Loss on debt extinguishment	3,982	—	3,982	—
Interest income	(381)	(114)	(1,096)	(235)
Interest expense	21,535	16,382	58,574	47,838

	25,136	16,268	61,460	47,603

Income before income tax expense	23,672	17,054	70,634	29,743
Income tax expense	9,756	6,866	29,141	12,143

Net income	$13,916	$10,188	$41,493	$17,600

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$41,493	$17,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,810	217,876
Amortization included in interest expense	1,951	1,826
(Gain) loss on disposition of assets	(2,986)	1,617
Deferred tax expense	25,617	10,768
Provision for doubtful accounts	4,676	5,163
Loss on debt extinguishment	3,982	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(40,253)	(17,073)
Prepaid expenses	(14,162)	(14,060)
Other assets	4,936	15,146
Increase (decrease) in:
Trade accounts payable	2,922	2,590
Accrued expenses	(11,751)	(11,217)
Other liabilities	1,254	453

Net cash provided by operating activities	233,489	230,689

Cash flows from investing activities:
Acquisition of new markets	(116,721)	(129,887)
Capital expenditures	(75,244)	(57,650)
Proceeds from disposition of assets	1,978	6,771
Increase in notes receivable	(4,275)	—

Net cash used in investing activities	(194,262)	(180,766)

Cash flows from financing activities:
Debt issuance costs	(3,892)	(1,513)
Net proceeds from note offering	394,000	—
Increase in notes payable	287,500	—
Principal payments on long-term debt	(39,252)	(4,221)
Net payments under credit agreement	(415,375)	(40,000)
Dividend to parent	(287,500)	—

Net cash used in financing activities	(64,519)	(45,734)

Net (decrease) increase in cash and cash equivalents	(25,292)	4,189
Cash and cash equivalents at beginning of period	44,201	7,797

Cash and cash equivalents at end of period	$18,909	$11,986

Supplemental disclosures of cash flow information:
Cash paid for interest	$64,282	$47,838

Cash paid for state and federal income taxes	$2,063	$840

Parent company stock issued related to acquisitions	$43,314	$4,270

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 2, 3, 4, 5, 7, and 8 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of Lamar Advertising Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward– Looking Statements” and in the 2004 Combined Form 10-K under the caption “Factors Affecting Future Operating Results.” You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
The Company’s net revenues, which represent gross revenues less commissions paid for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions.
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 6% by completing over 290 strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $677 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its new bank credit agreement, and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. With the exception of the new markets acquired as a result of the acquisition of Obie Media Corporation on January 18, 2005 (“the Obie markets”), substantially all of the acquisitions completed during the nine months ended September 30, 2005 were in existing markets. The Obie markets are comprised primarily of transit assets and represent new markets for the Company. Although none of these acquisitions have caused material integration issues, additional time and resources are required to integrate new markets successfully into the Company’s business. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with new billboard displays, logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2005 and 2004:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Billboard	$16,738	$16,540	$51,694	$40,725
Logos	1,525	2,496	4,332	3,648
Transit	262	234	724	1,009
Land and buildings	3,909	2,183	11,239	7,948
Other property, plant and equipment	2,421	1,447	7,892	4,645

Total capital expenditures	$24,855	$22,900	$75,881	$57,975

RESULTS OF OPERATIONS
Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004
Net revenues increased $103.7 million or 15.7% to $763.2 million for the nine months ended September 30, 2005 from $659.5 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $67.6 million or 10.9% over the prior period, a $3.3 million increase in logo sign revenue, which represents an increase of 10.8% over the prior period, and a $32.4 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $67.6 million was generated by acquisition activity of approximately $25.3 million and internal growth of approximately $42.3 million, while the increase in logo sign revenue of $3.3 million was generated by internal growth across various markets within the logo sign programs of approximately $3.7 million, which was offset by the loss of $0.4 million of revenue due to the expiration of the Company’s South Carolina logo contract. The increase in transit revenue of approximately $32.4 million was due to internal growth of approximately $5.5 million and acquisition activity that resulted primarily from the Obie acquisition of $26.9 million.
Net revenues (excluding revenues from the Obie markets) for the nine months ended September 30, 2005, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2004, increased $44.9 million or 6.6% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $55.7 million or 15.3% to $418.6 million for the nine months ended September 30, 2005 from $362.9 million for the same period in 2004. There was a $50.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $5.2 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
Due to the above factors, operating income increased $54.6 million to $131.7 million for nine months ended September 30, 2005 compared to $77.1 million for the same period in 2004.
On September 30, 2005, the Company’s wholly owned subsidiary, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $4.0 million.
Interest expense increased $10.7 million from $56.2 million for the nine months ended September 30, 2004 to $66.9 million for the nine months ended September 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $40.9 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $17.3 million for the nine months ended September 30, 2005 over the same period in 2004. The effective tax rate for the nine months ended September 30, 2005 was 42.1%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2005 of $35.9 million, as compared to net income of $12.3 million for the same period in 2004.
Three Months ended September 30, 2005 compared to Three Months ended September 30, 2004
Net revenues increased $34.0 million or 14.7% to $265.6 million for the three months ended September 30, 2005 from $231.6 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $20.1 million or 9.2% over the prior period, a $1.1 million increase in logo sign revenue, which represents an increase of 10.3% over the prior period, and a $12.8 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $20.1 million was generated by acquisition activity of approximately $8.0 million and internal growth of approximately $12.1 million, while the increase in logo sign revenue of $1.1 million was generated by internal growth across various markets within the logo sign programs of approximately $1.5 million offset by the loss of approximately $0.4 million of revenue due to the expiration of the Company’s South Carolina logo contract. The increase in transit revenue of approximately $12.8 million was due to internal growth of approximately $2.4 million and acquisition activity that resulted primarily from the Obie acquisition of $10.4 million.
Net revenues (excluding revenues from the Obie markets) for the three months ended September 30, 2005, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2004, increased $14.2 million or 5.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $19.1 million or 15.4% to $142.8 million for the three months ended September 30, 2005 from $123.7 million for the same period in 2004. There was a $17.8 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.3 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
Due to the above factors, operating income increased $15.5 million to $48.7 million for three months ended September 30, 2005 compared to $33.2 million for the same period in 2004.
On September 30, 2005, the Company’s wholly owned subsidiary, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, the Company recorded a loss on extinguishment of debt of $4.0 million.
Interest expense increased $5.1 million from $19.2 million for the three months ended September 30, 2004 to $24.3 million for the three months ended September 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $6.7 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $2.9 million for the three months ended September 30, 2005 over the same period in 2004. The effective tax rate for the three months ended September 30, 2005 was 42.0%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2005 of $12.1 million, as compared to net income of $8.3 million for the same period in 2004.
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue for the three and nine months ended September 30, 2004 by adding to it the net revenue generated by the Acquired Assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. Management intends to exclude revenues from the Obie markets in this manner until the Company has owned and operated these assets for twelve months.
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
Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and nine month periods ended September 30, as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
	(in thousands)	(in thousands)
Reported net revenue	$231,622	$659,513
Acquisition net revenue, excluding the Obie markets	7,517	25,085

Acquisition-adjusted net revenue	$239,139	$684,598

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$265,594	$763,166
Less net revenue — Obie markets	(12,286)	(33,673)

Net revenue (excluding revenues from the Obie markets)	$253,308	$729,493

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reported net revenue	$265,594	$231,622	$763,166	$659,513
Acquisition net revenue, excluding the Obie markets	—	7,517	—	25,085
Less net revenue — Obie markets	(12,286)	—	(33,673)	—

Adjusted totals	$253,308	$239,139	$729,493	$684,598

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
Sources of Cash
Total Liquidity at September 30, 2005. As of September 30, 2005 we had approximately $283.5 million of total liquidity, which is comprised of approximately $18.9 million in cash and cash equivalents and the ability to draw approximately $264.6 million under our revolving bank credit facility.
Cash Generated by Operations. For the nine months ended September 30, 2005 and 2004 our cash provided by operating activities was $222.3 million and $209.5 million, respectively. While our net income was approximately $35.9 million for the nine months ended September 30, 2005, we generated cash from operating activities of $222.3 million during that same period, primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily consisted of depreciation and amortization of $215.8 million. In addition, there was an increase in working capital of $61.7 million. We expect to generate cash flows from operations during 2005 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to fund repurchases of Class A common stock. See “— Cash Flows” for more information.
Proceeds from the Sale of Debt. On August 16, 2005, Lamar Media Corp. issued $400.0 million 6 5/8% Senior Subordinated Notes due 2015. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility.
Credit Facilities. As of September 30, 2005, Lamar Media had approximately $264.6 million of unused capacity under the revolving credit facility included in its new bank credit facility. The bank credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion. This refinancing resulted in a loss on debt extinguishment of $4.0 million.
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
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million

7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 and $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:
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
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If Lamar Media fails to comply with these tests, its obligations under the bank credit agreement may be accelerated. At September 30, 2005 and currently, Lamar Media is in compliance with all such tests.
Lamar Media cannot exceed the following financial ratios under its bank credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 6.00 to 1 through September 30, 2007 and 5.75 to 1 from October 1, 2007 and after; and

•	a senior debt ratio, defined as total consolidated senior debt to EBITDA, as defined below, for the most recent four fiscal quarters, of 3.25 to 1.
In addition, the bank credit facility requires that Lamar Media must maintain the following financial ratios:
•	an interest coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to total consolidated accrued interest expense for that period, of greater than 2.25 to 1; and

•	a fixed charges coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
As defined under Lamar Media’s bank credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any restricted payment made by Lamar Media or any of its restricted subsidiaries to the Company during any period to enable the Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period. EBITDA under the bank credit agreement is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period if and to the extent such operating expenses would be deducted in the calculation of EBTIDA if funded directly by Lamar Media or any restricted subsidiary.
The Company believes that its current level of cash on hand, availability under its bank credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2006. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $75.9 million for the nine months ended September 30, 2005. Due to additional capital outlay caused by hurricanes Katrina and Rita, we anticipate our 2005 total capital expenditures for construction and improvements to increase to approximately $100.0 million.
Acquisitions. During the nine months ended September 30, 2005, the Company financed its acquisition activity of approximately $160.0 million with borrowings under Lamar Media’s revolving credit facility and cash on hand totaling $116.7 million as well as the issuance of the Company’s Class A common stock valued at the time of issuance at approximately $43.3 million. In 2005, we expect to spend approximately $175.0 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Debt Service and Contractual Obligations. As of September 30, 2005, we had outstanding debt of approximately $1.6 billion. For the year ending December 31, 2005 we are obligated to make a total of approximately $147.0 million in interest and principal payments on outstanding debt. Lamar Media had principal reduction obligations and revolver commitment reductions under its bank credit agreement prior to its replacement on September 30, 2005, which are detailed in Note 8 to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.

Stock Repurchase Program. In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock from time to time over a period not to exceed 18 months. The share repurchases may be made on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. The repurchase program may be suspended or discontinued at any time. The Company intends to fund the repurchase program using working capital, availability under its revolving credit facility and future cash flows.
Cash Flows
The Company’s cash flows provided by operating activities increased by $12.8 million for the nine months ended September 30, 2005 due primarily to an increase in net income of $23.5 million as described above in Results of Operations and an increase in adjustments to reconcile net income to cash provided by operating activities of $12.1 million, which primarily consists of an increase in deferred income tax expense of $15.2 million, and an increase in loss on debt extinguishment of $4.0 million, offset by an increase in loss (gain) on disposition of assets of $4.6 million and a decrease in depreciation and amortization of $2.1 million. In addition, as compared to the same period in 2004, there were increases in the change in receivables of $23.1 million.
Cash flows used in investing activities increased $13.8 million from $181.1 million for the nine months ended September 30, 2004 to $194.9 million for the nine months ended September 30, 2005, primarily due to an increase in capital expenditures of $17.9 million.
Cash flows used in financing activities was $52.7 million for the nine months ended September 30, 2005 primarily due to $60.6 million in net debt reduction primarily resulting from the bank credit facility refinancing discussed above, offset by $12.1 million in net proceeds from issuance of common stock.
RECENT ACCOUNTING PRONOUNCEMENTS
In December of 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which replaces the requirements under SFAS No. 123 and APB No. 25. The statement sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans, and requires all share-based payments, including employee stock options, to be recognized in the financial statements based on their fair value. It carries forward prior guidance on accounting for awards to non-employees. The accounting for employee stock ownership plan transactions will continue to be accounted for in accordance with Statement of Position (SOP) 93-6, while awards to most non-employee directors will be accounted for as employee awards. The Company intends to adopt SFAS No. 123R effective January 1, 2006. The Company has not yet determined the effect the new Statement will have on its condensed consolidated financial statements as the Company has not completed its analysis; however, the Company expects the adoption of this Statement to result in a reduction of net income that may be material.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” The statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. When it is impractical to determine the period-specific effect of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practical and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported as a component of income. When it is impractical to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practical. This Statement is effective for business enterprises and not-for-profit organizations for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine and three months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
Nine Months ended September 30, 2005 compared to Nine Months ended September 30, 2004
Net revenues increased $103.7 million or 15.7% to $763.2 million for the nine months ended September 30, 2005 from $659.5 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $67.6 million or 10.9% over the prior period, a $3.3 million increase in logo sign revenue, which represents an increase of 10.8% over the prior period, and a $32.4 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $67.6 million was generated by acquisition activity of approximately $25.3 million and internal growth of approximately $42.3 million, while the increase in logo sign revenue of $3.3 million was generated by internal growth across various markets within the logo sign programs of approximately $3.7 million, which was offset by the loss of $0.4 million in revenue due to the expiration of the Company’s South Carolina logo contract. The increase in transit revenue of approximately $32.4 million was due to internal growth of approximately $5.5 million and acquisition activity that resulted primarily from the Obie acquisition of $26.9 million.
Net revenues (excluding revenues from the Obie markets) for the nine months ended September 30, 2005, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2004, increased $44.9 million or 6.6% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $55.5 million or 15.3% to $418.2 million for the nine months ended September 30, 2005 from $362.7 million for the same period in 2004. There was a $50.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $5.1 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in Lamar Media’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
Due to the above factors, operating income increased $54.8 million to $132.1 million for nine months ended September 30, 2005 compared to $77.3 million for the same period in 2004.
On September 30, 2005, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, Lamar Media recorded a loss on extinguishment of debt of $4.0 million.
Interest expense increased $10.8 million from $47.8 million for the nine months ended September 30, 2004 to $58.6 million for the nine months ended September 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $40.9 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $17.0 million for the nine months ended September 30, 2005 over the same period in 2004. The effective tax rate for the nine months ended September 30, 2005 was 41.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2005 of $41.5 million, as compared to net income of $17.6 million for the same period in 2004.

Three Months ended September 30, 2005 compared to Three Months ended September 30, 2004
Net revenues increased $34.0 million or 14.7% to $265.6 million for the three months ended September 30, 2005 from $231.6 million for the same period in 2004. This increase was attributable primarily to an increase in billboard net revenues of $20.1 million or 9.2% over the prior period, a $1.1 million increase in logo sign revenue, which represents an increase of 10.3% over the prior period, and a $12.8 million increase in transit revenue over the prior period, primarily due to the Obie acquisition.
The increase in billboard net revenue of $20.1 million was generated by acquisition activity of approximately $8.0 million and internal growth of approximately $12.1 million, while the increase in logo sign revenue of $1.1 million was generated by internal growth across various markets within the logo sign programs of approximately $1.5 million offset by the loss of approximately $0.4 million of revenue due to the expiration of the Company’s South Carolina logo contract. The increase in transit revenue of approximately $12.8 million was due to internal growth of approximately $2.4 million and acquisition activity that resulted primarily from the Obie acquisition of $10.4 million.
Net revenues (excluding revenues from the Obie markets) for the three months ended September 30, 2005, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2004, increased $14.2 million or 5.9% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain (loss) on sale of assets, increased $19.1 million or 15.5% to $142.7 million for the three months ended September 30, 2005 from $123.6 million for the same period in 2004. There was a $17.8 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $1.3 million increase in corporate expenses. The increase in corporate expenses is primarily related to additional expenses related to expanded efforts in the Company’s business development and national sales department.
Depreciation and amortization expense remained relatively constant for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.
Due to the above factors, operating income increased $15.5 million to $48.8 million for three months ended September 30, 2005 compared to $33.3 million for the same period in 2004.
On September 30, 2005, Lamar Media Corp., refinanced its bank credit facility. The new bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans to it, up to a maximum aggregate amount of $500.0 million. The lenders have no obligation to make additional loans under the incremental facility. As a result of this refinancing, Media recorded a loss on extinguishment of debt of $4.0 million.
Interest expense increased $5.1 million from $16.4 million for the three months ended September 30, 2004 to $21.5 million for the three months ended September 30, 2005 due to an increase in interest rates.
The increase in operating income offset by the increase in interest expense described above resulted in a $6.6 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $2.9 million for the three months ended September 30, 2005 over the same period in 2004. The effective tax rate for the three months ended September 30, 2005 was 41.2%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2005 of $13.9 million, as compared to net income of $10.2 million for the same period in 2004.
Reconciliations:
Because acquisitions occurring after December 31, 2003 (the “Acquired Assets”) have contributed to our net revenue results for the periods presented, we provide 2004 acquisition-adjusted net revenue, which adjusts our 2004 net revenue for the three and nine months ended September 30, 2004 by adding to it the net revenue generated by the Acquired Assets (excluding assets acquired in the Obie markets) prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2005. We provide this information as a supplement to net revenues to enable investors to compare periods in 2005 and 2004 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets. The Company’s management has excluded revenues from the Obie markets in the 2005 periods and no adjustment has been made to the 2004 periods with respect to the Obie markets because of operational issues that are unique to the assets in the Obie markets, which are comprised primarily of transit assets. Management intends to exclude revenues from the Obie markets in this manner until the Company has owned and operated these assets for twelve months.
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

Reconciliations of 2004 reported net revenue to 2004 acquisition-adjusted net revenue and 2005 reported net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and nine month periods ended September 30, as well as a comparison of 2004 acquisition-adjusted net revenue to 2005 net revenue (excluding revenues from the Obie markets) for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
	(in thousands)	(in thousands)
Reported net revenue	$231,622	$659,513
Acquisition net revenue, excluding the Obie markets	7,517	25,085

Acquisition-adjusted net revenue	$239,139	$684,598

Reconciliation of Reported Net Revenue to Net Revenue (excluding revenues from the Obie markets)

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$265,594	$763,166
Less net revenue — Obie markets	(12,286)	(33,673)

Net revenue (excluding revenues from the Obie markets)	$253,308	$729,493

Comparison of 2005 Net Revenue (excluding revenues from the Obie markets) to 2004 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Reported net revenue	$265,594	$231,622	$763,166	$659,513
Acquisition net revenue, excluding the Obie markets	—	7,517	—	25,085
Less net revenue — Obie markets	(12,286)	—	(33,673)	—

Adjusted totals	$253,308	$239,139	$729,493	$684,598

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2005, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2004.
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
At September 30, 2005, there was approximately $525.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 32.7% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2005 with respect to borrowings under the bank credit agreement was $32.3 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2005 was 4.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.6% rather than 4.6%), then the Company’s nine months ended September 30, 2005 interest expense would have been approximately $13.8 million higher resulting in a $8.0 million decrease in the Company’s nine months ended September 30, 2005 net income.
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

LAMAR ADVERTISING COMPANY

DATED: November 8, 2005	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 8, 2005	BY: /s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media Corp., Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.1	Certificate of Incorporation of Lamar New Holding Co. Previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.2	Certificate of Amendment of Certificate of Incorporation of Lamar New Holding Co. (whereby the name of Lamar New Holding Co. was changed to Lamar Advertising Company). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.3	Certificate of Amendment of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-30242) filed on August 11, 2000 and incorporated herein by reference.

3.4	Certificate of Correction of Certificate of Incorporation of Lamar Advertising Company. Previously filed as Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 (File No. 0-30242) filed on November 14, 2000 and incorporated herein by reference.

3.5	Bylaws of the Lamar Advertising Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999 and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media Corp. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Indenture dated as of August 16, 2005 between Lamar Media Corp., the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

10.1	Registration Rights Agreement dated as of August 16, 2005 between Lamar Media Corp., the guarantors named therein, and J.P. Morgan Securities Inc., for itself and as representative for the initial purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

10.2	Credit Agreement dated as of September 30, 2005 between Lamar Media Corp. and JPMorgan Chase Bank, N.A., as Administrative Agent. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 30, 2005 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media Corp. pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.