Form 10-Q
period 2006-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2006-11-09
CIK 899045, 1090425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	72-1449411 72-1205791 (I.R.S Employer Identification No.)
5551 Corporate Blvd., Baton Rouge, LA (Address of principle executive offices)	70808 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of November 6, 2006: 85,770,197
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of November 6, 2006: 15,647,865
The number of shares of Lamar Media Corp. common stock outstanding as of November 6, 2006: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This combined Quarterly Report on Form 10-Q of Lamar Advertising Company (“Lamar Advertising” or the “Company”) and Lamar Media Corp. (“Lamar Media”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These are statements that relate to future periods and include statements about the Company’s and Lamar Media’s:
•	expected operating results;

•	market opportunities;

•	acquisition opportunities;

•	stock repurchase program;

•	ability to compete; and

•	stock price.
Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the Company’s and Lamar Media’s actual results, performance or achievements or industry results to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. These risks, uncertainties and other important factors include, among others:
•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the performance of the U.S. economy generally and the level of expenditures on outdoor advertising particularly;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of companies that the Company acquires and its ability to recognize cost savings or operating efficiencies as a result of these acquisitions;

•	the Company’s need for and ability to obtain additional funding for acquisitions or operations;

•	the market price of the Company’s Class A common stock;

•	the existence and nature of investment and digital deployment opportunities available to the Company from time to time; and

•	the regulation of the outdoor advertising industry by federal, state and local governments.
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

PART I — FINANCIAL INFORMATION
ITEM 1.- FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,939	$19,419
Receivables, net of allowance for doubtful accounts of $7,194 and $6,000 in 2006 and 2005, respectively	133,325	114,733
Prepaid expenses	52,517	35,763
Deferred income tax assets	42,816	7,128
Other current assets	13,948	10,232

Total current assets	249,545	187,275

Property, plant and equipment	2,375,333	2,191,443
Less accumulated depreciation and amortization	(987,442)	(902,138)

Net property, plant and equipment	1,387,891	1,289,305

Goodwill	1,330,720	1,295,050
Intangible assets	867,863	896,943
Deferred financing costs, net of accumulated amortization of $26,228 and $22,350 in 2006 and 2005, respectively	25,943	26,549
Other assets	35,819	41,957

Total assets	$3,897,781	$3,737,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$23,883	$13,730
Current maturities of long-term debt	759	2,788
Accrued expenses	63,394	61,996
Deferred income	21,067	14,945

Total current liabilities	109,103	93,459

Long-term debt	1,840,902	1,573,538
Deferred income tax liabilities	148,796	107,696
Asset retirement obligation	139,842	135,538
Other liabilities	10,593	9,366

Total liabilities	2,249,236	1,919,597

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2006 and 2005	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2006 and 2005	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 91,265,797 and 90,409,282 shares issued and outstanding at 2006 and 2005, respectively	91	90
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,647,865 and 15,672,527 shares issued and outstanding at 2006 and 2005, respectively	16	16
Additional paid-in capital	2,235,140	2,196,691
Accumulated deficit	(317,315)	(353,793)
Cost of shares held in treasury, 5,211,904 and 544,770 shares in 2006 and 2005, respectively	(269,387)	(25,522)

Stockholders’ equity	1,648,545	1,817,482

Total liabilities and stockholders’ equity	$3,897,781	$3,737,079

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$292,038	$265,594	$832,948	$763,166

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	98,550	89,925	290,174	261,145
General and administrative expenses (exclusive of depreciation and amortization)	51,515	44,043	146,751	130,367
Corporate expenses (exclusive of depreciation and amortization)	14,062	8,821	36,751	27,084
Depreciation and amortization	76,030	74,656	223,297	215,810
Gain on disposition of assets	(7,504)	(543)	(9,894)	(2,986)

	232,653	216,902	687,079	631,420

Operating income	59,385	48,692	145,869	131,746

Other expense (income)
Loss on debt extinguishment	—	3,982	—	3,982
Interest income	(374)	(381)	(979)	(1,096)
Interest expense	29,763	24,255	81,732	66,874

	29,389	27,856	80,753	69,760

Income before income tax expense	29,996	20,836	65,116	61,986
Income tax expense	13,157	8,755	28,365	26,126

Net income	16,839	12,081	36,751	35,860
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$16,748	$11,990	$36,478	$35,587

Earnings per share:
Basic earnings per share	$0.16	$0.11	$0.35	$0.34

Diluted earnings per share	$0.16	$0.11	$0.35	$0.34

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	101,994,265	105,752,489	103,416,169	105,525,929
Incremental common shares from dilutive stock options and warrants	914,507	527,276	974,499	471,358
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	102,908,772	106,279,765	104,390,668	105,997,287

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$36,751	$35,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,297	215,810
Non-cash equity based compensation	12,212	—
Amortization included in interest expense	3,878	4,051
Gain on disposition of assets	(9,894)	(2,986)
Deferred tax expense	5,412	22,602
Provision for doubtful accounts	3,807	4,676
Loss on debt extinguishment	—	3,982
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(21,042)	(40,253)
Prepaid expenses	(18,450)	(14,162)
Other assets	9,278	(2,038)
Increase (decrease) in:
Trade accounts payable	10,153	2,922
Accrued expenses	2,465	(9,407)
Other liabilities	6,038	1,254

Net cash provided by operating activities	263,905	222,311

Cash flows from investing activities:
Acquisitions	(158,949)	(116,721)
Capital expenditures	(173,590)	(75,881)
Proceeds from disposition of assets	12,560	1,978
Increase in notes receivable	(3,681)	(4,275)

Net cash used in investing activities	(323,660)	(194,899)

Cash flows from financing activities:
Debt issuance costs	(3,272)	(3,892)
Cash used for purchase of treasury stock	(240,621)	—
Net proceeds from issuance of common stock	26,106	12,088
Increase in notes payable	267,678	394,000
Principal payments on long-term debt	(2,343)	(454,627)
Dividends	(273)	(273)

Net cash provided by (used in) financing activities	47,275	(52,704)

Net decrease in cash and cash equivalents	(12,480)	(25,292)
Cash and cash equivalents at beginning of period	19,419	44,201

Cash and cash equivalents at end of period	$6,939	$18,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$89,077	$68,415

Cash paid for foreign, state and federal income taxes	$9,085	$2,063

Common stock issuance related to acquisitions	$—	$43,314

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
Stock Based Compensation. Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method and therefore will not restate our prior period results. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Equity Incentive Plan (1996 Plan) at December 31, 2005 and issuances under our Employee Stock Purchase Plan (ESPP) outstanding based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the nine months ended September 30, 2006 is $12,212 which consists of $5,685 resulting from the Company’s adoption of SFAS 123(R) and $6,527 related to stock grants, which may be made under the Company’s performance-based stock incentive program. See Note 2 for information on the assumptions we used to calculate the fair value of stock-based compensation.
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
The table below summarizes the impact on our results of operations for the nine months ended September 30, 2006 of outstanding stock options and stock grants and stock grants under our 1996 Plan and issuances under our ESPP recognized under the provisions of SFAS 123(R):

Nine Months
Ended
September 30, 2006
Stock-based compensation expense:
Issuances under employee stock purchase plan	$615
Employee stock options	5,070
Reserved for performance-based stock awards	6,527
Income tax benefit	(2,846)

Net decrease in net income	$9,366

Decrease in earnings per common share:
Basic	$.09
Diluted	$.09

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The following table illustrates the effect on net income and earnings per common share for the three months ended and nine months ended September 30, 2005 as if we had applied the fair value method to measure stock-based compensation, as required under the disclosure provisions of SFAS No. 123:

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income applicable to common stock, as reported	$11,990	$35,587
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,191)	(3,958)

Pro forma net income applicable to common stock	10,799	31,629

Net income per common share – basic and diluted
Net income, as reported	$0.11	$0.34
Net income, pro forma	$0.10	$0.30
2. Stock-Based Compensation
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 10 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market.
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
We estimate the expected volatility of our Class A common stock at the grant date using a blend of 75% historical volatility of our Class A common stock and 25% implied volatility of publicly traded options with maturities greater than six months on our Class A common stock as of the option grant date. Our decision to use a blend of historical and implied volatility was based upon the volume of actively traded options on our common stock and our belief that historical volatility alone may not be completely representative of future stock price trends.
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
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The following table shows the assumptions we used to compute the stock-based compensation expense and pro forma information for stock option grants issued during the nine months ended September 30, 2006.

Expected term (years)
5 Year cliff vest	7.30
4 Year graded vest (1)	5.05
Volatility	29.9%
Risk-free interest rate	4.7%
Dividend yield	0%

(1)	Option class established upon adoption of SFAS 123(R) at January 1, 2006.
The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $22.61 per option. Unrecognized stock-based compensation expense was approximately $11,805 as of September 30, 2006, relating to a total of unvested stock options under our 1996 Plan. We expect to recognize this stock-based compensation expense over a weighted average period of approximately two years. The total fair value of options vested during the third quarter of 2006 was approximately $709.
Options issued under our 1996 Plan had vesting terms ranging from three to five years. All options issued under the 1996 Plan expire ten years from the date of grant. The following is a summary of stock option activity for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Life (Years)	(000’s)
Outstanding at January 1, 2006	3,937,782	$34.72
Granted	90,500	51.45
Exercised	(768,573)	30.79
Forfeited	(28,000)	41.89
Expired	(2,000)	37.35

Outstanding at September 30, 2006	3,229,709	36.06	5.33	$56,730

Exercisable at September 30, 2006	2,239,409	34.89	4.41	$42,155
As of September 30, 2006, we had 1,724,713 shares available for future grants. The following is a summary of non-vested stock options at September 30, 2006 and changes during the period:

		Weighted
		Average
		Grant
		Date Fair
		Value
	Shares	Per Share
Non-vested as of January 1, 2006	1,289,966	$20.64
Vested	(362,166)	19.83
Granted	90,500	22.61
Forfeited	(28,000)	24.17

Non-vested as of September 30, 2006	990,300	$21.01

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The total intrinsic value, determined as of the date of exercise, of options exercised in the nine months ended September 30, 2006 and 2005 were $16,263 and $5,905, respectively. We received $23,702 in proceeds from option exercises for the nine months ended September 30, 2006.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the nine months ended September 30, 2006:

Shares
Available for future purchases, January 1, 2006	548,560
Purchases	(61,981)

Available for future purchases, September 30, 2006	486,579

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 plan based on certain Company performance measures for fiscal 2006. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2006 results. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. The Company has not awarded any performance shares in the nine months ended September 30, 2006. Based on the Company’s performance measures achieved through September 30, 2006, the Company has accrued $6,527 as compensation expense related to these agreements.
3. Acquisitions
During the nine months ended September 30, 2006, the Company completed several acquisitions of outdoor advertising assets for a total cash purchase price of approximately $158,949.
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

Total
Current assets	$4,890
Property, plant and equipment	52,293
Goodwill	35,670
Site locations	51,618
Non-competition agreements	401
Customer lists and contracts	13,953
Other assets	124

$158,949

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Acquisitions (cont’d)
Summarized below are certain unaudited pro forma statements of operations data for the nine months ended September 30, 2006 and September 30, 2005 as if each of the above acquisitions and the acquisitions occurring in 2005, which were fully described in the 2005 Combined Form 10-K, had been consummated as of January 1, 2005. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Pro forma net revenues	$292,102	$269,832	$836,444	$779,977

Pro forma net income applicable to common stock	$16,590	$11,270	$35,437	$32,515

Pro forma net income per common share — basic	$0.16	$0.11	$0.34	$0.31

Pro forma net income per common share — diluted	$0.16	$0.11	$0.34	$0.31

4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amount of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Direct advertising expenses	$66,253	$71,180	$206,400	$206,092
General and administrative expenses	7,313	1,344	10,613	4,891
Corporate expenses	2,464	2,132	6,284	4,827

	$76,030	$74,656	$223,297	$215,810

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2006 and December 31, 2005.

		September 30, 2006		December 31, 2005
	Estimated
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 – 10	$439,692	$374,560	$425,739	$344,125
Non-competition agreements	3 – 15	60,019	54,965	59,618	53,437
Site locations	15	1,247,199	453,198	1,195,581	391,926
Other	5 – 15	12,980	9,304	13,600	8,107

		1,759,890	892,027	1,694,538	797,595

Unamortizable Intangible Assets:
Goodwill		$1,584,355	$253,635	$1,548,685	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
5. Goodwill and Other Intangible Assets (continued)
The changes in the gross carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

Balance as of December 31, 2005	$1,548,685
Goodwill acquired during the nine months ended September 30, 2006	35,670

Balance as of September 30, 2006	$1,584,355

6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2005	$135,538
Additions to asset retirement obligations	547
Accretion expense	6,481
Liabilities settled	(2,724)

Balance at September 30, 2006	$139,842

7. Long Term Debt
On February 8, 2006, Lamar Media and one of its subsidiaries entered into a Series A Incremental Loan Agreement and obtained commitments from their lenders for a term loan of $37,000, which was funded on February 27, 2006.
On October 5, 2006, Lamar Media entered into a Series B Incremental Loan Agreement which provided loan commitments of $150,000 in aggregate principal amount, which was funded on October 5, 2006. The proceeds were used to reduce the outstanding amount existing under our revolving credit facility.
In addition, the Company’s Bank Credit Agreement was amended on October 5, 2006 to 1) restore the amount of the incremental loan facility to $500,000 and 2) to permit Lamar Media to make restricted payments, so long as no default has occurred.
In August 2006, the Company’s wholly owned subsidiary, Lamar Media Corp., issued $216,000 6 5/8% Senior Subordinated Notes due 2015-Series B. The net proceeds from this issuance were used to reduce borrowings under Media’s bank credit facility.
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not a guarantor are minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of September 30, 2006 and December 31, 2005, the net assets restricted as to transfers from Lamar Media Corp. to Lamar Advertising Company in the form of cash dividends, loans or advances were $463,876 and $675,264, respectively.

9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Effective January 1, 2006, diluted earnings per share are computed in accordance with SFAS 123( R), which reflects the potential dilution that could occur if the Company’s options and warrants were converted to common stock. The number of dilutive shares resulting from this calculation is 914,507 and 527,276 for the three months ended September 30, 2006 and 2005, respectively and 974,499 and 471,358 for the nine months ended September 30, 2006 and 2005 respectively. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,581,755 for the three months ended September 30, 2006 and September 30, 2005 and for the nine months ended September 30, 2006 and September 30, 2005.
10. New Accounting Pronouncements
In September 2006, the FASB issued Statement of Accounting Standards No. 157, “Fair Value Measurements” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Statement 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, Statement 157 does not require any new fair value measurements. However, for some entities, the application of Statement 157 will change current practice. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within these fiscal years. We are assessing the impact of Statement 157 which is not expected to have an impact on our financial position, results or operations or cash flows.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how uncorrected errors in previous years should be considered when quantifying errors in current-year financial statements. The SAB requires registrants to consider the effect of all carry over and reversing effects of prior-year misstatements when qualifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors.
The SAB allows registrants to record the effects of adopting the guidance as a cumulative effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. We will follow the guidance prescribed in SAB No. 108, which is not expected to have an impact on our financial position, results of operation of cash flows.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,939	$19,419
Receivables, net of allowance for doubtful accounts of $7,194 and $6,000 in 2006 and 2005, respectively	133,325	114,733
Prepaid expenses	52,517	35,763
Deferred income tax assets	21,860	7,128
Other current assets	13,724	10,189

Total current assets	228,365	187,232

Property, plant and equipment	2,375,333	2,191,443
Less accumulated depreciation and amortization	(987,442)	(902,138)

Net property, plant and equipment	1,387,891	1,289,305

Goodwill	1,320,832	1,285,807
Intangible assets	867,265	896,328
Deferred financing costs net of accumulated amortization of $15,133 and $7,923 in 2006 and 2005, respectively	19,850	17,977
Other assets	34,643	36,251

Total assets	$3,858,846	$3,712,900

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$23,883	$13,730
Current maturities of long-term debt	759	2,788
Accrued expenses	68,542	52,659
Deferred income	21,067	14,945

Total current liabilities	114,251	84,122

Long-term debt	1,840,902	1,573,538
Deferred income tax liabilities	144,415	138,642
Asset retirement obligation	139,842	135,538
Other liabilities	55,558	11,344

Total liabilities	2,294,968	1,943,184

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2006 and 2005	—	—
Additional paid-in-capital	2,390,458	2,390,458
Accumulated deficit	(826,580)	(620,742)

Stockholder’s equity	1,563,878	1,769,716

Total liabilities and stockholder’s equity	$3,858,846	$3,712,900

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues	$292,038	$265,594	$832,948	$763,166

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	98,550	89,925	290,174	261,145
General and administrative expenses (exclusive of depreciation and amortization)	51,515	44,043	146,751	130,367
Corporate expenses (exclusive of depreciation and amortization)	13,859	8,705	36,295	26,736
Depreciation and amortization	76,030	74,656	223,297	215,810
Gain on disposition of assets	(7,504)	(543)	(9,894)	(2,986)

	232,450	216,786	686,623	631,072

Operating income	59,588	48,808	146,325	132,094

Other expense (income)
Loss on debt extinguishment	—	3,982	—	3,982
Interest income	(374)	(381)	(979)	(1,096)
Interest expense	29,247	21,535	80,185	58,574

	28,873	25,136	79,206	61,460

Income before income tax expense	30,715	23,672	67,119	70,634
Income tax expense	13,425	9,756	29,093	29,141

Net income	$17,290	$13,916	$38,026	$41,493

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$38,026	$41,493
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223,297	215,810
Non-cash equity based compensation	12,212	—
Amortization included in interest expense	2,331	1,951
Gain on disposition of assets	(9,894)	(2,986)
Deferred tax (benefit) expense	(8,959)	25,617
Provision for doubtful accounts	3,807	4,676
Loss on debt extinguishment	—	3,982
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(21,042)	(40,253)
Prepaid expenses	(18,450)	(14,162)
Other assets	4,798	4,936
Increase (decrease) in:
Trade accounts payable	10,153	2,922
Accrued expenses	20,194	(11,751)
Other liabilities	36,812	1,254

Net cash provided by operating activities	293,285	233,489

Cash flows from investing activities:
Acquisitions	(158,949)	(116,721)
Capital expenditures	(173,894)	(75,244)
Proceeds from disposition of assets	12,560	1,978
Increase in notes receivable	(3,681)	(4,275)

Net cash used in investing activities	(323,964)	(194,262)

Cash flows from financing activities:
Debt issuance costs	(3,272)	(3,892)
Principal payments on long-term debt	(2,343)	(454,627)
Increase in notes payable	267,678	681,500
Dividend to parent	(243,864)	(287,500)

Net cash provided by (used in) financing activities	18,199	(64,519)

Net decrease in cash and cash equivalents	(12,480)	(25,292)
Cash and cash equivalents at beginning of period	19,419	44,201

Cash and cash equivalents at end of period	$6,939	$18,909

Supplemental disclosures of cash flow information:
Cash paid for interest	$89,077	$64,282

Cash paid for foreign, state and federal income taxes	$9,085	$2,063

Parent company stock issued related to acquisitions	$—	$43,314

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 8 and 10 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of Lamar Advertising Company.

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
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the nine months and three months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
The Company’s net revenues, which represent gross revenues less commissions paid to advertising agencies that contract for the use of advertising displays on behalf of advertisers, are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize occupancy on its displays.
Since December 31, 2001, the Company has increased the number of outdoor advertising displays it operates by approximately 5% by completing strategic acquisitions of outdoor advertising and transit assets for an aggregate purchase price of approximately $864.8 million, which included the issuance of 4,050,958 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $152.5 million and warrants valued at the time of issuance of approximately $1.8 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its bank credit agreement and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The Company expects to continue to pursue acquisitions that complement the Company’s business.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September30,		September 30,
	(in thousands)		(in thousands)
	2006	2005	2006	2005
Total capital expenditures:
Billboard – traditional	$23,138	$16,544	$67,299	$51,131
Billboard – digital	25,185	194	62,236	563
Logos	2,025	1,525	5,978	4,332
Transit	154	262	507	724
Land and buildings	6,728	3,909	18,287	11,239
Operating equipment	2,607	2,421	19,283	7,892

Total capital expenditures	$59,837	$24,855	$173,590	$75,881

RESULTS OF OPERATIONS
Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005
Net revenues increased $69.7 million or 9.1% to $832.9 million for the nine months ended September 30, 2006 from $763.2 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $63.4 million or 9.2% over the prior period, an increase in logo sign revenue of $1.2 million, which represents an increase of 3.5% over the prior period, and a $5.3 million increase in transit revenue over the prior period, which represents an increase of 13.5% over the prior period.
The increase in billboard net revenue of $63.4 million was generated by acquisition activity of approximately $13.4 million and internal growth of approximately $50.0 million, and the increase in logo sign revenue of $1.2 million was generated by internal growth across various markets within the logo sign programs of $2.5 million, but was offset by the loss of $1.3 million of revenue due to the expiration of the Company’s South Carolina logo contract, which was reinstated May 30, 2006. The increase in transit revenue of approximately $5.3 million was due to internal growth of approximately $3.9 million and acquisition activity of $1.4 million.
Net revenues for the nine months ended September 30, 2006, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2005, increased $56.2 million or 7.2% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $55.1 million or 13.2% to $473.7 million for the nine months ended September 30, 2006 from $418.6 million for the same period in 2005. There was a $45.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $9.7 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense increased $7.5 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
Due to the above factors, operating income increased $14.2 million to $145.9 million for nine months ended September 30, 2006 compared to $131.7 million for the same period in 2005.
Interest expense increased $14.8 million from $66.9 million for the nine months ended September 30, 2005 to $81.7 million for the nine months ended September 30, 2006 due to both an increase in interest rates and an increase in total indebtedness.
The increase in operating income offset by the increase in interest expense described above resulted in a $3.1 million increase in income before income taxes. This increase in income resulted in an increase in income tax expense of $2.2 million for the nine months ended September 30, 2006 over the same period in 2005. The effective tax rate for the nine months ended September 30, 2006 was 43.6%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123R, Share Based Payment, and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our ability to utilize foreign tax credits on revenues from our operations in Canada.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2006 of $36.8 million, as compared to net income of $35.9 million for the same period in 2005.
Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005
Net revenues increased $26.4 million or 10% to $292.0 million for the three months ended September 30, 2006 from $265.6 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $24.6 million or 10.3% over the prior period, an increase of $1.1 million in logo sign revenue or a 9.2% increase over the prior period and a $1.0 million increase in transit revenue over the prior period, which represents an increase of 6.9%.
The increase in billboard net revenue of $24.6 million was generated by acquisition activity of approximately $3.8 million and internal growth of approximately $20.8 million, logo sign revenue of $1.1 million was generated by internal growth across various markets within the logo sign programs and the increase in transit revenue of approximately $1.0 million was primarily due to internal growth.
Net revenues for the three months ended September 30, 2006, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2005, increased $22.5 million or 8.3% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $21.3 million or 14.9% to $164.1 million for the three months ended September 30, 2006 from $142.8 million for the same period in 2005. There was a $16.1 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $5.2 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the Company’s adoption of SFAS 123(R).
Depreciation and amortization expense increased $1.4 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
Due to the above factors, operating income increased $10.7 million to $59.4 million for three months ended September 30, 2006 compared to $48.7 million for the same period in 2005.

Interest expense increased $5.5 million from $24.3 million for the three months ended September 30, 2005 to $29.8 million for the three months ended September 30, 2006 due to an increase in interest rates and an increase in total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in a $9.2 million increase in income before income taxes. The effective tax rate for the three months ended September 30, 2006 was 43.9% which resulted in a $4.4 million increase in income tax expense over the same period in 2005.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2006 of $16.8 million, as compared to net income of $12.1million for the same period in 2005.
Reconciliations:
Because acquisitions occurring after December 31, 2004 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2005 acquisition-adjusted net revenue, which adjusts our 2005 net revenue for the three and nine months ended September 30, 2005 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2006. We provide this information as a supplement to net revenues to enable investors to compare periods in 2006 and 2005 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets. Revenues from the Obie markets (which were acquired on January 18, 2005) were excluded from our calculations of acquisition-adjusted net revenue in the periodic reports for reporting periods from the date of that acquisition through our quarter ended March 31, 2006, but are now included below in all periods presented.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2005 that corresponds with the actual period we have owned the assets in 2006 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2005 reported net revenue to 2005 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2005 acquisition-adjusted net revenue to 2006 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$265,594	$763,166
Acquisition net revenue	3,970	13,564

Acquisition-adjusted net revenue	$269,564	$776,730

Comparison of 2006 Reported Net Revenue to 2005 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Reported net revenue	$292,038	$265,594	$832,948	$763,166
Acquisition net revenue	—	3,970	—	13,564

Adjusted totals	$292,038	$269,564	$832,948	$776,730

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
Sources of Cash
Total Liquidity at September 30, 2006. As of September 30, 2006 we had approximately $270.4 million of total liquidity, which is comprised of approximately $6.9 million in cash and cash equivalents and the ability to draw approximately $263.5 million under our revolving bank credit facility.
Cash Generated by Operations. For the nine months ended September 30, 2006 and 2005 our cash provided by operating activities was $263.9 million and $222.3 million, respectively. While our net income was approximately $36.8 million for the nine months ended September 30, 2006, we generated cash from operating activities of $263.9 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $238.7 million, which primarily consisted of depreciation and amortization of $223.3 million. This was offset by an increase in working capital of $11.6 million. We expect to generate cash flows from operations during 2006 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for acquisitions and to fund repurchases under our stock repurchase program. See “— Cash Flows” for more information.
Proceeds from Sale of Debt. In August 2006, Lamar Media Corp. issued $216.0 million 6 5/8% Senior Subordinated Notes due 2015 – Series B. The net proceeds from this issuance of $200.5 million were used to reduce borrowings under Lamar Media’s bank credit facility.
Credit Facilities. As of September 30, 2006, Lamar Media had approximately $263.5 million of unused capacity under the revolving credit facility included in its bank credit facility. The bank credit facility is comprised of a $400.0 million revolving bank credit facility and a $400.0 million term facility. The bank credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. On February 8, 2006, Lamar Media and one of its subsidiaries entered into a Series A Incremental Loan Agreement and obtained commitments from their lenders for a term loan of $37.0 million that was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463.0 million. On October 5, 2006, we entered into a Series B Incremental Loan Agreement (the “Series B Incremental Loan Agreement”) and borrowed an additional $150.0 million under the incremental portion of our bank credit facility. In conjunction with the Series B Incremental Loan Agreement, we also entered into an amendment to our bank credit facility to restore the amount of the incremental loan facility to $500.0 million (which under its old terms would have been reduced by the Series B Incremental Loan and had been reduced by the earlier Series A Incremental Loan described above). The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
Factors Affecting Sources of Liquidity
Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
Restrictions Under Credit Facilities and Other Debt Securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003, $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued in August 2005 and $216.0 million 6 5/8% Senior Subordinated Notes due 2015 – Series B issued in August 2006. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness other than:
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
Lamar Media is required to comply with certain covenants and restrictions under its bank credit agreement. If Lamar Media fails to comply with these tests, its obligations under the bank credit agreement may be accelerated. At September 30, 2006 and currently, Lamar Media is in compliance with all such tests.

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
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $173.6 million for the nine months ended September 30, 2006. We anticipate our 2006 capital expenditures to be approximately $230 million. For a breakdown of the Company’s capital expenditures by category through September 30, 2006. See “— Overview.”
Acquisitions. During the nine months ended September 30, 2006, the Company financed its acquisition activity of approximately $158.9 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In 2006, we expect to spend between $175 million and $200 million on acquisitions, which we may finance through borrowings, cash on hand, the issuance of debt or Class A common stock, or some combination of the foregoing, depending on market conditions. We plan on continuing to invest in both capital expenditures and acquisitions that can provide high returns in light of existing market conditions.
Debt Service and Contractual Obligations. As of September 30, 2006, we had outstanding debt of approximately $1.8 billion. For the year ending December 31, 2006 we are obligated to make a total of approximately $110 million in interest and principal payments on outstanding debt. Lamar Media had principal reduction obligations and revolver commitment reductions under its bank credit agreement prior to its replacement on September 30, 2005 that are detailed in Note 8 to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005.
Stock Repurchase Program. In July 2006, the Company completed the $250.0 million Class A common stock repurchase program announced in November 2005. In August 2006, Lamar Advertising Company announced that its Board of Directors authorized a new repurchase plan of up to $250.0 million of the Company’s Class A common stock that may be repurchased from time to time in open market or privately negotiated transactions over a period not to exceed 18 months. As of September 30, 2006, the Company has purchased approximately 359,957 shares for an aggregate purchase price of approximately $19.2 million.
Cash Flows
The Company’s cash flows provided by operating activities increased by $41.6 million for the nine months ended September 30, 2006 due primarily to increases in changes in operating assets and liabilities of $50.1 million, which primarily consists of a decrease in the change in receivables over the prior period of $19.2 million due to higher cash collections over the prior period and an increase in accounts expenses of $11.9 million and an increase in accounts payable of $7.2 million over the prior period. Cash flows used in investing activities increased $128.8 million from $194.9 million for the nine months ended September 30, 2005 to $323.7 million for the nine months ended September 30, 2006, primarily due to an increase in capital expenditures of $97.7 million and an increase in acquisitions of $42.2 million.

Cash flows provided by financing activities was $47.3 million for the nine months ended September 30, 2006 primarily due to $267.5 million increase in notes payable, offset by $240.6 million in cash used for purchase of treasury stock.
Critical Accounting Policies
Management believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Due to the implementation of SFAS 123(R), we identified a new critical accounting policy related to share-based compensation. See footnote 1 and 2 in this Form 10-Q for a detailed explanation. Our other critical accounting policies and estimates are disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the nine months and three months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005
Net revenues increased $69.7 million or 9.1% to $832.9 million for the nine months ended September 30, 2006 from $763.2 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $63.4 million or 9.2% over the prior period, an increase in logo sign revenue of $1.2 million which represents an increase of 3.5% over the prior period, and a $5.3 million increase in transit revenue over the prior period, which represents an increase of 13.5% over the prior period.
The increase in billboard net revenue of $63.4 million was generated by acquisition activity of approximately $13.4 million and internal growth of approximately $50.0 million and the increase in, logo sign revenue of $1.2 million was generated by internal growth across various markets within the logo sign programs of 2.5 million, but was offset by the loss of $1.3 million of revenue due to the expiration of the Company’s South Carolina logo contract, which was reinstated May 30, 2006. The increase in transit revenue of approximately $5.3 million was due to internal growth of approximately $3.9 million and acquisition activity of $1.4 million.
Net revenues for the nine months ended September 30, 2006, as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2005, increased $56.2 million or 7.2% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $55.0 million or 13.2% to $473.2 million for the nine months ended September 30, 2006 from $418.2 million for the same period in 2005. There was a $45.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $9.6 million increase in corporate expenses. The increase in corporate expenses is primarily a result of additional expenses related to the adoption of SFAS 123(R).
Depreciation and amortization expense increased $7.5 million for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
Due to the above factors, operating income increased $14.2 million to $146.3 million for nine months ended September 30, 2006 compared to $132.1 million for the same period in 2005.
Interest expense increased $21.6 million from $58.6 million for the nine months ended September 30, 2005 to $80.2 million for the nine months ended September 30, 2006 due to both an increase in interest rates and an increase in total indebtedness.
The increase in operating income offset by the increase in interest expense described above resulted in a $3.5 million decrease in income before income taxes. The effective tax rate for the nine months ended September 30, 2006 was 43.3%, which is greater than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R), Share Based Payment, and other non-deductible expenses and amortization. In addition, our effective tax rate is higher due to limitations on our revenues from our operations in Canada.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2006 of $38.0 million, as compared to net income of $41.5 million for the same period in 2005.
Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005
Net revenues increased $26.4 million or 10.0% to $292.0 million for the three months ended September 30, 2006 from $265.6 million for the same period in 2005. This increase was attributable primarily to an increase in billboard net revenues of $24.6 million or 10.3% over the prior period, an increase of $1.1 million in logo sign revenue or a 9.2% increase over the prior period and a $1.0 million increase in transit revenue over the prior period, which represents an increase of 6.9%.

The increase in billboard net revenue of $24.6 million was generated by acquisition activity of approximately $3.8 million and internal growth of approximately $20.8 million, logo sign revenue of $1.1 million was generated by internal growth across various markets within the logo sign programs and the increase in transit revenue of approximately $1.0 million was primarily due to internal growth.
Net revenues for the three months ended September 30, 2006, as compared to acquisition-adjusted net revenue for the three months ended September 30, 2005, increased $22.5 million or 8.3% as a result of net revenue internal growth. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $21.2 million or 14.9% to $163.9 million for the three months ended September 30, 2006 from $142.7 million for the same period in 2005. There was a $16.1 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the core Company assets and a $5.2 million increase in corporate expenses. The increase in corporate expenses is primarily as a result of additional expenses related to the adoption of SFAS 123(R).
Depreciation and amortization expense increased $1.4 million for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
Due to the above factors, operating income increased $10.8 million to $59.6 million for three months ended September 30, 2006 compared to $48.8 million for the same period in 2005.
Interest expense increased $7.7 million from $21.5 million for the three months ended September 30, 2005 to $29.2 million for the three months ended September 30, 2006 due to an increase in interest rates and an increase in total indebtedness.
The increase in operating income was offset by the increase in interest expense described above resulting in a $7.0 million increase in income before income taxes. The effective tax rate for the three months ended September 30, 2006 was 43.7% which resulted in a $3.7 million increase in income tax expense over the same period in 2005.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2006 of $17.3 million, as compared to net income of $13.9 million for the same period in 2005.
Reconciliations:
Because acquisitions occurring after December 31, 2004 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2005 acquisition-adjusted net revenue, which adjusts our 2005 net revenue for the three and nine months ended September 30, 2005 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three and nine months ended September 30, 2006. We provide this information as a supplement to net revenues to enable investors to compare periods in 2006 and 2005 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets. Revenues from the Obie markets (which were acquired on January 18, 2005) were excluded from our calculations of acquisition-adjusted net revenue in the periodic reports for the reporting periods from the date of that acquisition through our quarter ended March 31, 2006, but are included below in all periods presented.
Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2005 that corresponds with the actual period we have owned the assets in 2006 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2005 reported net revenue to 2005 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2005 acquisition-adjusted net revenue to 2006 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands)	(in thousands)
Reported net revenue	$265,594	$763,166
Acquisition net revenue	3,970	13,564

Acquisition-adjusted net revenue	$269,564	$776,730

Comparison of 2006 Reported Net Revenue to 2005 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Reported net revenue	$292,038	$265,594	$832,948	$763,166
Acquisition net revenue	—	3,970	—	13,564

Adjusted totals	$292,038	$269,564	$832,948	$776,730

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2006, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005.
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
At September 30, 2006, there was approximately $562.0 million of aggregate indebtedness outstanding under the bank credit agreement, or approximately 31% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2006 with respect to borrowings under the bank credit agreement was $29.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2006 was 6.1%. Assuming that the weighted average interest rate was 200-basis points higher (that is 8.1% rather than 6.1%), then the Company’s nine months ended September 30, 2006 interest expense would have been approximately $9.3 million higher resulting in a $5.2 million decrease in the Company’s nine months ended September 30, 2006 net income.
The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the bank credit agreement to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders) which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
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

PART II — OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
On November 8, 2005, the Company announced that its Board of Directors had approved a stock repurchase program authorizing the Company to repurchase up to $250 million of its Class A common stock in the open market or in privately negotiated transactions over a period not to exceed 18 months. This repurchase program was completed in July 2006. On August 25, 2006, the Company announced that its Board of Directors had approved the repurchase of an additional $250 million of the Company’s Class A Common Stock. The Company’s management determines the timing and amount of stock repurchases based on market conditions and other factors, and may terminate the program at any time before it expires.
The following table describes the Company’s repurchases of its registered Class A Common Stock during the quarter ended September 30, 2006, all of which occurred pursuant to the stock repurchase programs described above:

				Approximate
			Total No.	Dollar Value of
			of Shares Purchased	Shares that May
	Total No.	Avg. Price	as Part of	Yet Be Purchased
	of Shares	Paid	Publicly Announced	Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs
July 1 through July 31, 2006 (1)	406,447	$53.42	406,447	—

August 1 through August 31, 2006	—	—	—	$250,000,000

September 1 through September 30, 2006	359,957	$53.43	359,957	$230,768,768

(1)	On June 30, 2006, the Company entered into a written repurchase plan with its broker under Rule 10b5-1 of the Exchange Act. This plan allowed the Company to repurchase shares (as set forth in the plan) under the repurchase program during the Company’s self-imposed blackout period.
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: November 8 , 2006	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 8 , 2006	BY:	/s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996, and incorporated herein by reference.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 1997 (File No. 1-12407) filed on March 30, 1998, and incorporated herein by reference.

3.4	Amendment to Amended and Restated Certificate of Incorporation of Lamar Media, as set forth in the Agreement and Plan of Merger dated as of July 20, 1999 among Lamar Media, Lamar New Holding Co., and Lamar Holdings Merge Co. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 1999 (File No. 0-30242) and incorporated herein by reference.

3.5	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 0-20833) filed on August 16, 1999, and incorporated herein by reference.

3.6	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999, and incorporated herein by reference.

4.1	Indenture, dated as of August 17, 2006, between Lamar Media, the Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006, and incorporated herein by reference.

4.2	Form of Exchange Note. Previously filed as an exhibit to Indenture, dated as of August 17, 2006, between Lamar Media, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006, and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of August 17, 2006, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006, and incorporated herein by reference.

10.2	Amendment No. 1 to the Credit Agreement, dated as of September 30, 2005, between Lamar Media, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as Administrative Agent, dated as of October 5, 2006. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10.3	Series B Incremental Loan Agreement, dated as of October 5, 2006, between Lamar Media, the Subsidiary Guarantors named therein, the Series B Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Company. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10.4	Joinder Agreement to Credit Agreement, dated as of September 30, 2005, among Lamar Media, the Subsidiary Guarantors party thereto, the Lenders parties thereto, and JPMorgan Chase Bank, as Administrative Agent, by Daum Advertising Company, Inc., dated as of July 21, 2006. Previously filed as Exhibit 10.18 to Lamar Media’s Form S-4 (File No. 333-138142) filed on October 23, 2006, and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.