Form 10-K
period 2008-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2009-02-27
CIK 899045, 1090425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact names of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5551 Corporate Blvd., Baton Rouge, LA (Address of principal executive offices)	70808 (Zip Code)
Registrants’ telephone number, including area code: (225) 926-1000
SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Class A common stock, $0.001 par value
SECURITIES OF LAMAR ADVERTISING COMPANY
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None
SECURITIES OF LAMAR MEDIA CORP.
REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
     Indicate by check mark if Lamar Advertising Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐
     Indicate by check mark if Lamar Advertising Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark if Lamar Media Corp. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
      Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     As of June 30, 2008, the aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $2,718,091,058 based on $36.03 per share as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     As of June 30, 2008, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
     Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2009
Lamar Advertising Company Class A common stock, $0.001 par value per share	76,401,592 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	15,172,865 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held on May 28, 2009 (Proxy Statement)	Part III
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
▪	the Company’s future financial performance and condition;

▪	the Company’s business plans, objectives, prospects, growth and operating strategies;

▪	market opportunities and competitive positions;

▪	estimated risks; and

▪	stock price.
     Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
▪	the severity and length of the current economic recession and its affect on the markets in which the Company operates;

▪	the levels of expenditures on advertising in general and outdoor advertising in particular;

▪	risks and uncertainties relating to the Company’s significant indebtedness;

▪	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

▪	increased competition within the outdoor advertising industry;

▪	the regulation of the outdoor advertising industry;

▪	the Company’s ability to renew expiring contracts at favorable rates;

▪	the integration of businesses that the Company acquires and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

▪	the Company’s ability to successfully implement its digital deployment strategy; and

▪	changes in accounting principles, policies or guidelines.
     The forward-looking statements in this report are based on the Company’s current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, the Company cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report.
INDUSTRY AND MARKET DATA
     The industry and market data presented throughout this report are based on the experience and estimates of the Company’s management and the data in reports issued by third-parties, including the Outdoor Advertising Association of America (OAAA). In each case, the Company believes this industry and market data is reasonable. The Company has not, however, independently verified the industry and market data derived from third-party sources, and no independent source has verified the industry and market data derived from management’s experience and estimates.

PART I
ITEM 1. BUSINESS
General
     Lamar Advertising Company, referred to herein as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. As of December 31, 2008, we owned and operated approximately 159,000 billboard advertising displays in 44 states, Canada and Puerto Rico, over 100,000 logo advertising displays in 19 states and the province of Ontario, Canada, and operated over 29,000 transit advertising displays in 17 states, Canada and Puerto Rico. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.
The Company’s Business
     We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.
     Billboards. We sell most of our advertising space on two types of billboards: bulletins and posters.
▪	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.

▪	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
     In addition to these traditional billboards, we also sell digital billboards which are generally located on major traffic arteries and city streets. As of December 31, 2008, we owned and operated approximately 1,100 digital billboard advertising displays in 38 states, Canada and Puerto Rico.
     Logo signs. We sell advertising space on logo signs located near highway exits.
▪	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
     We are the largest provider of logo signs in the United States, operating 19 of the 25 privatized state logo sign contracts. As of December 31, 2008, we operated over 100,000 logo sign advertising displays in 19 states and Canada.
     Transit advertising displays. We also sell advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in 66 markets. As of December 31, 2008, we operated over 29,000 transit advertising displays in 17 states, Canada and Puerto Rico.
Corporate History
     We have operated under the Lamar name since its founding in 1902 and have been publicly traded on Nasdaq under the symbol “LAMR” since 1996. We completed a reorganization on July 20, 1999 that created our current holding company structure. At that time, the operating company (then called Lamar Advertising Company) was renamed Lamar Media Corp., and all of the operating company’s stockholders became stockholders of a new holding company. The new holding company then took the Lamar Advertising Company name, and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.
     In this report, we refer to Lamar Advertising Company as the “Company” or “we” and Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”

Where you can find more information
     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through our website, www.lamar.com, as soon as reasonably practicable after filing them with, or furnishing them to, the Securities and Exchange Commission. Information contained on the website is not part of this report.
Operating Strategies
     We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
     Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 81% of our net revenues for the year ended December 31, 2008, which management believes is higher than the industry average. We believe that the experience of our regional and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 27 years. In an effort to provide high quality sales and service at the local level, we employed over 800 local account executives as of December 31, 2008. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of the central office, as well as offices in its other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
     Continuing a centralized control and decentralized management structure. Our management believes that, for our particular business, centralized control and a decentralized organization provide for greater economies of scale and are more responsive to local market demands. Therefore, we maintain centralized accounting and financial control over our local operations, but our local managers are responsible for the day-to-day operations in each local market and are compensated according to that market’s financial performance.
     Continuing to focus on internal growth. Within our existing markets, we seek to increase our revenue and improve cash flow by employing highly-targeted local marketing efforts to improve our display occupancy rates and by increasing advertising rates where and when demand can absorb rate increases. Our local offices spearhead this effort and respond to local customer demands quickly.
     In addition, we routinely invest in upgrading our existing displays and constructing new displays. From January 1, 1997 to December 31, 2008, we invested approximately $1.3 billion in improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allow us to provide high quality service to our current advertisers and to attract new advertisers.
     Continuing to pursue other outdoor advertising opportunities. We plan to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, we plan to pursue additional tourist oriented directional sign programs in both the Untied States and Canada and also other motorist information signing programs as opportunities present themselves. In an effort to maintain market share, we have entered the transit advertising business through the operation of displays on bus shelters, benches and buses in 66 of our advertising markets.
     Reducing operating expenditures in light of the economic downturn. We intend to significantly reduce operating and capital expenditures in 2009 to position the Company to manage through the current recession and to ensure that the Company is well positioned for a recovery in the general economy. Although we have historically invested in strategic acquisitions, we are planning to significantly reduce acquisition activity during 2009.

COMPANY OPERATIONS
Billboard Advertising
     We sell most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2008, we owned and operated approximately 159,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2008, we derived approximately 73% of our billboard advertising net revenues from bulletin sales and 27% from poster sales.
     Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2008, we operated approximately 72,500 bulletins.
     We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually six to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
     Posters are slightly smaller advertising structures (the most common size is twelve feet high by twenty-five feet wide, or 300 square feet; we also operate junior posters, which are six feet high by twelve feet wide, or 72 square feet). There are two kinds of advertising copy we use on posters. The first consists of lithographed or silk-screened paper sheets supplied by the advertiser that we paste and apply like wallpaper to the face of the display, and the second consists of single sheets of vinyl with computer-generated advertising copy that we wrap around the structure. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. Posters provide advertisers with access to either a specified percentage of the general population or a specific targeted audience. At December 31, 2008, we operated approximately 86,500 posters.
     We generally sell poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.
     In addition to the traditional displays described above, we also sell digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. We give digital advertisers flexibility to change their advertising copy quickly by sending new artwork over a secured internet connection. As of December 31, 2008, we operated approximately 1,100 digital billboards in various markets.
     We own the physical structures on which the advertising copy is displayed. We build the structures on locations we either own or lease. In each local office one employee typically performs site leasing activities for the markets served by that office. See Item 2. — “Properties.”
     In the majority of our markets, our local production staffs perform the full range of activities required to create and install billboard advertising displays. Production work includes creating the advertising copy design and layout, coordinating its printing and installing the designs on the displays. We provide our production services to local advertisers and to advertisers that are not represented by advertising agencies, as most national advertisers represented by advertising agencies use preprinted designs that require only our installation. Our talented design staff uses state-of-the-art technology to prepare creative, eye-catching displays for our customers. We can also help with the strategic placement of advertisements throughout an advertiser’s market by using software that allows us to analyze the target audience and its demographics. Our artists also assist in developing marketing presentations, demonstrations and strategies to attract new customers.

     In marketing billboard displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled “— Competition” below.
Logo Sign Advertising
     We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 19 of the 25 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2008, we operated over 30,000 logo sign structures containing over 100,000 logo advertising displays in the United States and Canada.
     We operate the logo sign contracts in the following states and the province of Ontario, Canada:

Colorado	Kentucky	Missouri(1)	Oklahoma
Delaware	Maine	Nebraska	South Carolina
Florida	Michigan	Nevada	Utah
Georgia	Minnesota	New Jersey	Virginia
Kansas	Mississippi	Ohio

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.
     We also operate the tourist oriented directional signing (“TODS”) programs for the states of Nevada, Colorado, Nebraska, Missouri, Michigan, Ohio, Kansas, Kentucky, Virginia and New Jersey, and the province of Ontario, Canada.
     Our logo and TODS operations are decentralized. Generally, each office is staffed with an experienced local general manager, a local sales and office staff and a local signing sub-contractor. This decentralization allows the management staff of Interstate Logos, L.L.C. (the subsidiary that operates all of the logo and directional sign-related businesses) to travel extensively to the various operations and serve in a technical and management advisory capacity and monitor regulatory and contract compliance. We also run a silk screening operation in Baton Rouge, Louisiana and a display construction company in Atlanta, Georgia.
     State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our twenty logo sign contracts in place, in the United States and Canada, at December 31, 2008, four are subject to renewal in 2009.
     States usually award new logo sign contracts and renew expiring logo sign contracts through an open proposal process. In bidding for new and renewal contracts, we compete against three other national logo sign providers, as well as local companies based in the state soliciting proposals.
     In marketing logo signs to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled — “Competition” below.
Transit Advertising
     We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in 66 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2008, we operated over 29,000 transit advertising displays in 17 states, Canada and Puerto Rico.

     Municipalities usually award new transit advertising contracts and renew expiring transit advertising contracts through an open bidding process. In bidding for new and renewal contracts, we compete against national outdoor advertising providers and local, on-premise sign providers and sign construction companies. Transit advertising operators incur significant start-up costs to build and install the advertising structures (such as transit shelters) upon being awarded contracts.
     In marketing transit advertising displays to advertisers, we compete with other forms of out-of-home advertising and other media. When selecting the media and provider through which to advertise, advertisers consider a number of factors and advertising providers which are described in the section entitled — “Competition” below.
COMPETITION
     Although the outdoor advertising industry has encountered a wave of consolidation, the industry remains fragmented. The industry is comprised of several large outdoor advertising and media companies with operations in multiple markets, as well as smaller, local companies operating a limited number of structures in one or a few local markets.
     Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:
▪	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays in North America and worldwide and (ii) CBS Outdoor, a division of CBS Corporation, which operates traditional outdoor, street furniture and transit advertising properties in North America and worldwide. Clear Channel Outdoor and CBS Outdoor each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

▪	Other forms of media, such as broadcast and cable television, radio, print media, direct mail marketing, telephone directories and the Internet.

▪	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets and advertising displays on taxis, trains and buses.
     In selecting the form of media through which to advertise, advertisers evaluate their ability to target audiences having a specific demographic profile, lifestyle, brand or media consumption or purchasing behavior or audiences located in, or traveling through, a particular geography. Advertisers also compare the relative costs of available media, evaluating the number of impressions (potential viewings), exposure (the opportunity for advertising to be seen) and circulation (traffic volume in a market), as well as potential effectiveness, quality of related services (such as advertising copy design and layout) and customer service. In competing with other media, we believe that outdoor advertising is relatively more cost-efficient than other media, allowing advertisers to reach broader audiences and target specific geographic areas or demographics groups within markets.
     We believe that our strong emphasis on sales and customer service and our position as a major provider of advertising services in each of our primary markets enables us to compete effectively with the other outdoor advertising companies, as well as with other media, within those markets.

CUSTOMERS
     Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2008, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 68% of our billboard advertising net revenues in the year ended December 31, 2008. No individual advertiser accounted for more than 1% of our billboard advertising net revenues in that period.

Percentage of Net
Billboard
Categories	Advertising Revenues
Retailers	11%
Restaurants	10%
Health Care	7%
Automotive	7%
Real Estate Companies	6%
Gaming	6%
Service	6%
Amusement — Entertainment/Sports	5%
Hotels and Motels	5%
Telecommunications	5%

68%
REGULATION
     Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.
     Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.
     All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Although we believe that the number of our billboards that may be subject to removal as illegal is immaterial, and no state in which we operate has banned billboards entirely, from time to time governments have required us to remove signs and billboards legally erected in accordance with federal, state and local permit requirements and laws. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. We contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
     Using federal funding for transportation enhancement programs, state governments have purchased and removed billboards for beautification, and may do so again in the future. Under the power of eminent domain, state or municipal governments have laid claim to property and forced the removal of billboards. Under a concept called amortization by which a governmental body asserts that a billboard operator has earned compensation by continued operation over time, local governments have attempted to force removal of legal but nonconforming billboards (i.e., billboards that conformed with applicable zoning regulations when built but which do not conform to current zoning regulations). Although the legality of amortization is questionable, it has been upheld in some instances. Often, municipal and county governments also have sign controls as part of their zoning laws, with some local governments prohibiting construction of new billboards or allowing new construction only to replace existing structures. Although we have generally been able to obtain satisfactory compensation for those of our billboards purchased or removed as a result of governmental action, there is no assurance that this will continue to be the case in the future.

     We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
EMPLOYEES
     We employed approximately 3,200 people as of December 31, 2008. Approximately 170 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including over 800 local account executives, were employed in our operating offices.
     Fourteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 124 unionized employees, is good, and we have never experienced a strike or work stoppage.
INFLATION
     In the last three years, inflation has not had a significant impact on us.
SEASONALITY
     Our revenues and operating results are subject to seasonality. Typically, we experience our strongest financial performance in the summer and fall, and our weakest financial performance in the first quarter of the calendar year, partly because retailers cut back their advertising spending immediately following the holiday shopping season. We expect this trend to continue in the future. Because a significant portion of our expenses is fixed, a reduction in revenues in any quarter is likely to result in a period-to-period decline in operating performance and net earnings.
ITEM 1A. RISK FACTORS
The Company’s substantial debt may adversely affect its business, financial condition and financial results.
     The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2008, Lamar Advertising Company had $287.5 million of convertible notes due 2010 outstanding, and Lamar Media had approximately $2.8 billion of total debt outstanding, consisting of approximately $1.3 billion in bank debt, $1.2 billion in various series of senior subordinated notes and a mirror note issued to the Company in the amount of $287.5 million, which is equal to the aggregate principal amount of the Company’s outstanding convertible notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $249.7 million available for borrowing as of December 31, 2008 under the revolving senior credit facility.
     The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:
▪	make it more difficult for the Company to comply with the financial covenants in its senior credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

▪	limit the cash flow available to fund the Company’s working capital, capital expenditure, acquisitions or other general corporate requirements;

▪	limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditure or other general corporate requirements;

▪	place the Company at a competitive disadvantage relative to those of its competitors that have less debt;

▪	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its senior credit facility or the holders of its other debt;

▪	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and

▪	increase the Company’s vulnerability to general adverse economic and industry conditions.
     Any of these problems could adversely affect the Company’s business, financial condition and financial results.
Restrictions in the Company’s and Lamar Media’s debt agreements reduce operating flexibility and contain covenants and restrictions that create the potential for defaults, which could adversely affect the Company’s business, financial condition and financial results.
     The terms of the indenture relating to the Company’s outstanding notes, Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict the ability of the Company and Lamar Media to, among other things:
▪	incur or repay debt;

▪	dispose of assets;

▪	create liens;

▪	make investments;

▪	enter into affiliate transactions; and

▪	pay dividends and make inter-company distributions.
     The terms of Lamar Media’s senior credit facility also restrict it from exceeding specified total debt and senior debt ratios and require it to maintain specified interest coverage and fixed charges coverage ratios. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.
     The Company’s ability to comply with the financial covenants in the senior credit facility (and similar covenants in future agreements) depends on its operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.
     Although the Company and Lamar Media are currently in compliance with all financial covenants, the Company’s operating results have been negatively impacted by the current economic downturn and there can be no assurance that a severe and protracted recession will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing the Company’s and Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.
     In addition, these restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, or other time-sensitive business opportunities.
Lamar Advertising Company has issued and outstanding $287.5 million in aggregate principal amount of 2 7/8% convertible notes due December 2010. Lamar Advertising must pay the principal on these notes at maturity, which may be funded through a combination of distributions to Lamar Advertising of cash flow from operations and/or additional borrowings by Lamar Advertising or Lamar Media, all of which will be subject to limitations and restrictions contained in Lamar Media’s senior credit facility and indentures.
     Lamar Advertising currently has $287.5 million in aggregate principal amount of 2 7/8% convertible notes outstanding that will mature on December 31, 2010. The funds to pay the principal amount of these notes could be derived from a combination of cash flows from operations and additional borrowings by Lamar Advertising or Lamar Media. Distributions of cash flow from Lamar Media to Lamar Advertising are restricted under Lamar Media’s senior credit facility and under the indentures that govern Lamar Media’s outstanding senior subordinated notes. If Lamar Media and its subsidiaries which are “Restricted Subsidiaries” under the senior credit facility are in default of the senior credit facility, Lamar Media and these subsidiaries will be prohibited from making any distributions to Lamar Advertising for the purpose of paying principal of the notes. Further, if Lamar Media’s total leverage ratio exceeds 6.5 to 1.0, all distributions are prohibited under the terms of one of Lamar Media’s indentures. Further, even if Lamar Media and its Restricted Subsidiaries are in compliance with the senior credit facility and can satisfy applicable restrictions in its indentures, cash flows from operations may be insufficient to pay the principal amount of these notes, and the Company will need to refinance the notes through additional borrowings by Lamar Advertising or Lamar Media. Lamar Advertising and Lamar Media may not be able to incur indebtedness sufficient to refinance the notes on acceptable terms if at all.
The Company’s revenues are sensitive to general economic conditions and other external events beyond the Company’s control.
     The Company sells advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions and has been adversely affected by the current recession, as evidenced by a 11.7% decline in the Company’s advertising revenues in the fourth quarter of 2008.

Additionally, the occurrence of any of the following external events could further depress the Company’s revenues
▪	a widespread reallocation of advertising expenditures to other available media by significant users of the Company’s displays; and

▪	a decline in the amount spent on advertising in general or outdoor advertising in particular;
The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.
     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company tested goodwill for impairment on December 31, 2008. Based on the Company’s review at December 31, 2008, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under SFAS 142 and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.
The Company plans to significantly reduce its acquisition activity in 2009, which could adversely affect the Company’s future financial performance.
     The Company has historically grown its business, in part, through strategic acquisitions that increase its advertising display inventory in existing and new markets. Since December 31, 2001, the Company has increased the number of outdoor advertising displays that it operates by 11%. The Company’s plan is to significantly reduce its acquisition activity during 2009, which may have an adverse effect on its future financial performance and results of operations.
The Company faces competition from larger and more diversified outdoor advertisers and other forms of advertising that could hurt its performance.
     While the Company enjoys a significant market share in many of its small and medium-sized markets, the Company faces competition from other outdoor advertisers and other media in all of its markets. Although the Company is one of the largest companies focusing exclusively on outdoor advertising in a relatively fragmented industry, it competes against larger companies with diversified operations, such as television, radio and other broadcast media. These diversified competitors have the advantage of cross-selling complementary advertising products to advertisers.
     The Company also competes against an increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets, and on taxis, trains and buses. To a lesser extent, the Company also faces competition from other forms of media, including radio, newspapers, direct mail advertising, telephone directories and the Internet. The industry competes for advertising revenue along the following dimensions: exposure (the number of “impressions” an advertisement makes), advertising rates (generally measured in cost-per-thousand impressions), ability to target specific demographic groups or geographies, effectiveness, quality of related services (such as advertising copy design and layout) and customer service. The Company may be unable to compete successfully along these dimensions in the future, and the competitive pressures that the Company faces could adversely affect its profitability or financial performance.
Federal, state and local regulation impact the Company’s operations, financial condition and financial results.
     Outdoor advertising is subject to governmental regulation at the federal, state and local levels. Regulations generally restrict the size, spacing, lighting and other aspects of advertising structures and pose a significant barrier to entry and expansion in many markets.
     Federal law, principally the Highway Beautification Act of 1965 (the “HBA”), regulates outdoor advertising on Federal — Aid Primary, Interstate and National Highway Systems roads. The HBA requires states to “effectively control” outdoor advertising along these roads, and mandates a state compliance program and state standards regarding size, spacing and lighting. The HBA requires any state or political subdivision that compels the removal of a lawful billboard along a Federal — Aid Primary or Interstate highway to pay just compensation to the billboard owner.

     All states have passed billboard control statutes and regulations at least as restrictive as the federal requirements, including laws requiring the removal of illegal signs at the owner’s expense (and without compensation from the state). Although we believe that the number of our billboards that may be subject to removal as illegal is immaterial, and no state in which we operate has banned billboards entirely, from time to time governments have required us to remove signs and billboards legally erected in accordance with federal, state and local permit requirements and laws. Municipal and county governments generally also have sign controls as part of their zoning laws and building codes. We contest laws and regulations that we believe unlawfully restrict our constitutional or other legal rights and may adversely impact the growth of our outdoor advertising business.
     Using federal funding for transportation enhancement programs, state governments have purchased and removed billboards for beautification, and may do so again in the future. Under the power of eminent domain, state or municipal governments have laid claim to property and forced the removal of billboards. Under a concept called amortization by which a governmental body asserts that a billboard operator has earned compensation by continued operation over time, local governments have attempted to force removal of legal but nonconforming billboards (i.e., billboards that conformed with applicable zoning regulations when built but which do not conform to current zoning regulations). Although the legality of amortization is questionable, it has been upheld in some instances. Often, municipal and county governments also have sign controls as part of their zoning laws, with some local governments prohibiting construction of new billboards or allowing new construction only to replace existing structures. Although we have generally been able to obtain satisfactory compensation for those of our billboards purchased or removed as a result of governmental action, there is no assurance that this will continue to be the case in the future.
     We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, however, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
The Company’s logo sign contracts are subject to state award and renewal.
     In 2008, the Company generated approximately 4% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
     Of the Company’s 20 logo sign contracts in place at December 31, 2008, four are subject to renewal in 2009. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.
The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.
     As of December 31, 2008, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman, President and Chief Executive Officer, and Sean Reilly, the Company’s Chief Operating Officer and President of its Outdoor Division, owned in the aggregate approximately 17% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 67% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family the power to:

•	elect the Company’s entire board of directors;

•	control the Company’s management and policies; and

•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations and asset sales.
     The Reilly family may have interests that are different than yours. For example, the Reilly family may exercise its voting control to prevent a sale of the Company that would provide the common stockholders a premium for their shares.
If the Company’s contingency plans relating to hurricanes fail, the resulting losses could hurt the Company’s business.
     The Company has determined that it is not economical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes to advertising structures (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result.

ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. We occupy approximately 97% of the space in the headquarters and lease the remaining space. We own 118 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 129 operating facilities at an aggregate lease expense for 2008 of approximately $6.9 million.
     We own approximately 6,800 parcels of property beneath our advertising structures. As of December 31, 2008, we leased approximately 84,000 active outdoor sites, accounting for a total annual lease expense of approximately $221.3 million. This amount represented approximately 18.5% of total advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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
Lamar Class A Common Stock
     The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the Nasdaq Global Select Market under the symbol “LAMR.” As of December 31, 2008, the Class A common stock was held by 187 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
     The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2007
First Quarter	$71.54	$60.85
Second Quarter	66.69	59.25
Third Quarter	53.83	47.35
Fourth Quarter	56.52	46.67
Year ended December 31, 2008
First Quarter	$48.40	$32.60
Second Quarter	42.64	32.71
Third Quarter	40.99	12.59
Fourth Quarter	30.95	8.67
     The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership of which, Kevin P. Reilly, Jr., our President and Chief Executive Officer, is the managing general partner.
     The Company’s Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,904, before any dividends may be paid on the common stock. All dividends related to the Company’s preferred stock are paid on a quarterly basis. In addition, the Company’s senior credit facility and other indebtedness have terms restricting the payment of dividends. The Company declared a special cash dividend of $3.25 per share of its common stock in February 2007 to stockholders of record on March 22, 2007, which was paid on March 30, 2007. Any future determination as to the payment of dividends will be subject to the limitations described above, will be at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors.
Issuer Purchases of Equity Securities
     On February 22, 2007, the Board of Directors approved a new stock repurchase program of up to $500.0 million of the Company’s Class A common stock. This repurchase plan expired on February 22, 2009. The Company’s management determined the timing and amount of stock repurchases under this plan based on market conditions and other factors.

     The following table shows that the Company made no repurchases of its registered Class A Common Stock during the quarter ended December 31, 2008, under the stock repurchase program described above:

				(d)
			(c)	Approximate Dollar
		(b)	Total No. of Shares	Value of Shares that
	(a)	Average	Purchased as Part of	May Yet be Purchased
	Total No. of	Price Paid	Publicly Announced	Under the Plans or
Period	Shares Purchased	per Share	Plans or Programs	Programs
October 1 through October 31, 2008	—	—	—	$126,683,166
November 1 through November 30, 2008	—	—	—	$126,683,166
December 1 through December 31, 2008	—	—	—	$126,683,166
     The Company made no repurchases of its Class A common stock subsequent to December 31, 2008, leaving approximately $126.7 million of authorized repurchase capacity unused upon expiration of the plan in February 2009.

ITEM 6. SELECTED FINANCIAL DATA
Lamar Advertising Company
     The selected consolidated statement of operations, statement of cash flows and balance sheet data presented below are derived from the audited consolidated financial statements of the Company, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,198,419	$1,209,555	$1,120,091	$1,021,656	$883,510

Operating expenses:
Direct advertising expenses	436,556	408,397	390,561	353,139	302,157
General and administrative expenses	257,621	270,390	248,937	212,727	188,320
Depreciation and amortization	331,654	306,879	301,685	290,089	294,056
Gain on disposition of assets	(7,363)	(3,914)	(10,862)	(1,119)	(1,067)

Total operating expenses	1,018,468	981,752	930,321	854,836	783,466

Operating income	179,951	227,803	189,770	166,820	100,044

Other expense (income):
Loss on extinguishment of debt	—	—	—	3,982	—
Gain on disposition of investment	(1,814)	(15,448)	—	—	—
Interest income	(1,202)	(2,598)	(1,311)	(1,511)	(495)
Interest expense	159,158	162,447	112,955	90,671	76,079

Total other expense	156,142	144,401	111,644	93,142	75,584

Income before income taxes	23,809	83,402	78,126	73,678	24,460
Income tax expense	14,086	37,185	34,227	31,899	11,305

Net income	9,723	46,217	43,899	41,779	13,155
Preferred stock dividends	365	365	365	365	365

Net income applicable to common stock	$9,358	$45,852	$43,534	$41,414	$12,790

Net income per share	$0.10	$0.47	$0.42	$0.39	$0.12

Cash dividends declared per common share	$—	$3.25	—	—	—

Statement of Cash Flow Data:
Cash flows provided by operating activities(1)	$346,520	$354,469	$364,517	$347,257	$323,164
Cash flows used in investing activities(1)	$437,419	$341,081	$438,896	$267,970	$263,747
Cash flows provided by (used in) financing activities(1)	$30,002	$39,277	$66,973	$(104,069)	$(23,013)

Balance Sheet Data(1)(2)
Cash and cash equivalents	$14,139	$76,048	$11,796	$19,419	$44,201
Working capital	84,105	155,229	119,791	93,816	34,476
Total assets	4,117,025	4,081,763	3,924,228	3,741,234	3,692,282
Total debt (including current maturities)	2,836,358	2,725,770	1,990,468	1,576,326	1,659,934
Total long-term obligations	3,079,896	2,993,118	2,274,716	1,826,138	1,805,021
Stockholders’ equity	860,251	931,007	1,538,533	1,817,482	1,736,347

(1)	As of the end of the period.

(2)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements. These statements are subject to risks and uncertainties including those described in Item 1A under the heading “Risk Factors,” and elsewhere in this report, that could cause actual results to differ materially from those projected in these forward-looking statements. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
     The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, which affect the rates that the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays. The severe economic downturn that accelerated in the fourth quarter of 2008 has affected the Company as well as the advertising industry. The Company had fewer customers in the fourth quarter of 2008 which resulted in lower occupancy and a reduction in sales. While the Company anticipates this will continue into 2009, we have taken steps to reduce operating and capitalized expenditures in order to offset this potential reduction in revenue.
     Since December 31, 2004, the Company has increased the number of outdoor advertising displays it operates by approximately 6% by completing strategic acquisitions of outdoor advertising assets for an aggregate purchase price of approximately $819.7 million, which included the issuance of 1,026,413 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $43.3 million. The Company has financed its recent acquisitions and intends to finance its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. The acquisitions completed during the year ended December 31, 2008 had no material integration issues. Due to the current economic recession, however, the Company expects to significantly reduce its acquisition activity during 2009.
     Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2008	2007	2006
	(In thousands)
Billboard — Traditional	$58,064	$68,664	$75,501
Billboard — Digital	103,701	92,093	81,270
Logos	7,606	10,190	8,978
Transit	1,018	2,047	1,119
Land and buildings	11,240	31,463	34,384
PP&E	16,441	16,077	22,098

Total capital expenditures	$198,070	$220,534	$223,350

     We expect our capital expenditures to be approximately $35 million in 2009.

RESULTS OF OPERATIONS
     The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.4	33.8	34.9
General and administrative expenses	17.3	17.4	17.7
Corporate expenses	4.2	4.9	4.5
Depreciation and amortization	27.7	25.4	26.9
Operating income	15.0	18.8	16.9
Interest expense	13.3	13.4	10.1
Net income	0.8	3.8	3.9
Year ended December 31, 2008 compared to Year ended December 31, 2007
     Net revenues decreased $11.1 million or 0.9% to $1.20 billion for the year ended December 31, 2008 from $1.21 billion for the same period in 2007. This decrease was attributable primarily to a decrease in billboard net revenues of $9.7 million or 0.9% over the prior period and a $1.7 million decrease in logo sign revenue over the prior period due to contracts lost in the fourth quarter of 2008.
     The decrease in billboard net revenue of $9.7 million was a result of decreased occupancy due to a reduction in advertising spending resulting from the deterioration in economic conditions which accelerated in the fourth quarter of 2008. The $1.7 million decrease in logo revenue was a result of internal growth of approximately $1.7 million was offset by a decrease of $3.4 million of revenue due to the loss of various logo contracts.
     Net revenues for the year ended December 31, 2008, as compared to acquisition-adjusted net revenue for the year ended December 31, 2007, decreased $39.6 million or 3.2% primarily as a result of the reduction in occupancy primarily in the fourth quarter of 2008 as discussed above. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $15.4 million or 2.3% to $694.2 million for the year ended December 31, 2008 from $678.8 million for the same period in 2007. There was an $18.5 million decrease in non-cash compensation expense related to performance based compensation, offset by a $30.9 million increase in operating expenses related to the operations of acquired outdoor advertising assets and increases in the cost of operating the Company’s core assets and a $3.0 million increase in corporate expenses.
     Depreciation and amortization expense increased $24.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is primarily a result of capital expenditures of $103.7 million related to digital billboards which are depreciated using a shorter expected life than the traditional billboards.
     Due to the above factors, operating income decreased $47.8 million to $180.0 million for year ended December 31, 2008 compared to $227.8 million for the same period in 2007.
     The Company recognized a $1.8 million return on investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter of 2007, which represents a decrease of 88.3% over the prior period.
     Interest expense decreased $3.2 million from $162.4 million for the year ended December 31, 2007 to $159.2 million for the year ended December 31, 2008 due to a decrease in interest rates on variable-rate debt offset by increased debt balances.

     The decrease in operating income and the decrease in gain on disposition of investment offset by the decrease in interest expense described above resulted in a $59.6 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $23.1 million for the year ended December 31, 2008 over the same period in 2007. The effective tax rate for the year ended December 31, 2008 was 59.2%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
     As a result of the above factors, the Company recognized net income for the year ended December 31, 2008 of $9.7 million, as compared to net income of $46.2 million for the same period in 2007.
Reconciliations:
     Because acquisitions occurring after December 31, 2006 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2007 acquisition-adjusted net revenue, which adjusts our 2007 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2008. We provide this information as a supplement to net revenues to enable investors to compare periods in 2008 and 2007 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2007 that corresponds with the actual period we have owned the acquired assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2007 reported net revenue to 2007 acquisition-adjusted net revenue as well as a comparison of 2007 acquisition-adjusted net revenue to 2008 net revenue are provided below:
Comparison of 2008 Net Revenue to 2007 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2008	2007
	(In thousands)
Reported net revenue	$1,198,419	$1,209,555
Acquisition net revenue	—	28,473

Adjusted totals	$1,198,419	$1,238,028

Year ended December 31, 2007 compared to Year ended December 31, 2006
     Net revenues increased $89.5 million or 8.0% to $1.21 billion for the year ended December 31, 2007 from $1.12 billion for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $88.1 million or 8.7% over the prior period, with no net change in logo sign revenue or transit revenue over the prior period due to contracts lost during the year.
     The increase in billboard net revenue of $88.1 million was generated by acquisition activity of approximately $13.4 million and internal growth of approximately $74.7 million, while the internal growth across various markets within the logo sign programs of approximately $3.8 million, was offset by a decrease of $4.0 million of revenue due to the loss of the Company’s Texas logo contract. The transit revenue internal growth of approximately $3.2 million was offset by a decrease of $3.6 million of revenue due to the loss of various transit contracts.
     Net revenues for the year ended December 31, 2007, as compared to acquisition-adjusted net revenue for the year ended December 31, 2006, increased $82.5 million or 7.3% as a result of net revenue internal growth. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $39.3 million or 6.1% to $678.8 million for the year ended December 31, 2007 from $639.5 million for the same period in 2006. There was a $30.5 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $8.8 million increase in corporate expenses.

     Depreciation and amortization expense increased $5.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase is a result of increased capital expenditures in 2007, including $92.1 million related to digital billboards.
     Due to the above factors, operating income increased $38.0 million to $227.8 million for year ended December 31, 2007 compared to $189.8 million for the same period in 2006.
     During the first quarter of 2007, the Company recognized a $15.4 million gain as a result of the sale of a private company in which the Company had an ownership interest.
     Interest expense increased $49.4 million from $113.0 million for the year ended December 31, 2006 to $162.4 million for the year ended December 31, 2007 due to increased debt balances as well as increase in interest rates on variable-rate debt.
     The increase in operating income and the gain on disposition of investment offset by the increase in interest expense described above resulted in a $5.3 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $3.0 million for the year ended December 31, 2007 over the same period in 2006. The effective tax rate for the year ended December 31, 2007 was 44.6%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
     As a result of the above factors, the Company recognized net income for the year ended December 31, 2007 of $46.2 million, as compared to net income of $43.9 million for the same period in 2006.
Reconciliations:
     Because acquisitions occurring after December 31, 2005 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2006 acquisition-adjusted net revenue, which adjusts our 2006 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2007. We provide this information as a supplement to net revenues to enable investors to compare periods in 2007 and 2006 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2006 that corresponds with the actual period we have owned the acquired assets in 2007 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2006 reported net revenue to 2006 acquisition-adjusted net revenue as well as a comparison of 2006 acquisition-adjusted net revenue to 2007 net revenue are provided below:
Comparison of 2007 Net Revenue to 2006 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2007	2006
	(In thousands)
Reported net revenue	$1,209,555	$1,120,091
Acquisition net revenue	—	6,915

Adjusted totals	$1,209,555	$1,127,006

LIQUIDITY AND CAPITAL RESOURCES
Overview
     Recently, worldwide capital and credit markets have seen unprecedented volatility. We are closely monitoring the potential impact of these market conditions on our liquidity. We have historically refinanced our existing debt obligations with the issuance of new debt. The current lending environment , however, may negatively impact our ability to issue additional debt on terms that are acceptable to us, if at all, and may require us to accept terms that are significantly less favorable than our existing debt, approximately $663.6 million of which is due to mature in the next three years.
     In light of the worsening economic climate in the fourth quarter of 2008 that has continued in 2009 we are taking certain steps to reduce our overall operating expenses. These steps include reducing operating expenses and non-essential capital expenditures and significantly reducing acquisition activity. As part of the overall reductions in operating expenses, the company reduced its workforce from approximately 3,500 to 3,200, which represents a 10% decrease.
     The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the senior credit facility and maintains all corporate cash balances. Any cash requirements of Lamar Advertising, therefore, must be funded by distributions from Lamar Media. The Company’s acquisitions have been financed primarily with funds borrowed under the senior credit facility and issuance of its Class A common stock and debt securities. If an acquisition is made by one of the Company’s subsidiaries using the Company’s Class A common stock, a permanent contribution of additional paid-in-capital of Class A common stock is distributed to that subsidiary.
Sources of Cash
     Total Liquidity at December 31, 2008. As of December 31, 2008 we had approximately $263.8 million of total liquidity, which is comprised of approximately $14.1 million in cash and cash equivalents and the ability to draw approximately $249.7 million under our revolving senior credit facility.
     Cash Generated by Operations. For the years ended December 31, 2008, 2007, and 2006 our cash provided by operating activities was $346.5 million, $354.5 million and $364.5 million, respectively. While our net income was approximately $9.7 million for the year ended December 31, 2008, the Company generated cash from operating activities of $346.5 million during 2008 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily includes depreciation and amortization of $331.7 million. We generated cash flows from operations during 2008 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally for acquisitions and stock repurchases. See “— Cash Flows” for more information.
     Credit Facilities. As of December 31, 2008 we had approximately $249.7 million of unused capacity under the revolving credit facility included in our senior credit facility. The senior credit facility was refinanced on September 30, 2005 and is comprised of a $400.0 million revolving senior credit facility and a $400.0 million term facility. The senior credit facility also includes a $500.0 million incremental facility, which permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million.
     On February 8, 2006, Lamar Media entered into a Series A Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $37.0 million, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463.0 million.
     On October 5, 2006, we entered into a Series B Incremental Loan Agreement and borrowed an additional $150.0 million under the incremental portion of our bank credit facility. In conjunction with the Series B Incremental Loan Agreement, we also entered into an amendment to our bank credit facility to restore the amount of the incremental loan facility to $500.0 million (which under its old terms would have been reduced by the Series B Incremental Loan and had been reduced by the earlier Series A Incremental Loan described above). The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

     On December 21, 2006, one of our wholly-owned subsidiaries, Lamar Transit Advertising Canada Ltd., entered into a Series C Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $20.0 million. The available uncommitted incremental loan facility was thereby reduced to $480.0 million.
     On January 17, 2007, Lamar Media entered into a Series D Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $7.0 million, which was funded on January 17, 2007. On March 28, 2007, Lamar Media entered into Series E and Series F Incremental Loan Agreements and obtained commitments from their lenders for term loans of $250.0 million and $325.0 million, respectively, which were both funded on March 28, 2007. In addition, the $500.0 million incremental facility, which had previously been reduced by the aggregate amount of the Series C and Series D Incremental Loans and would have been reduced by the Series E and Series F Incremental Loans, was restored to $500.0 million. The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.
Proceeds from the Sale of Debt and Equity Securities.
     On August 17, 2006, Lamar Media Corp. issued $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. Lamar Media may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility and repurchase the Company’s Class A common stock pursuant to its repurchase plan.
     On May 31, 2007, the Company commenced an offer to exchange all of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for an equal amount of newly issued 2 7/8% Convertible Notes due 2010—Series B (“the new notes”) and cash. The new notes are a separate series of debt securities. The purpose of the exchange offer was to exchange outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes are convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the outstanding notes are convertible solely into the Company’s Class A common stock. This exchange was completed on July 3, 2007, when the Company accepted for exchange $287.2 million aggregate principal amount of outstanding notes, representing approximately 99.9 percent of the total outstanding notes with approximately $0.3 million aggregate principal amount remaining of outstanding notes.
     On October 11, 2007, Lamar Media Corp. completed an institutional private placement of $275 million aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015—Series C. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of the existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. Lamar Media may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. A portion of the $256.7 million net proceeds from the offering of the Notes was used to repay a portion of the amounts outstanding under Lamar Media’s senior revolving credit facility.

Factors Affecting Sources of Liquidity
     Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers. During the fourth quarter of 2008, the Company experienced a decline in sales as a result of the overall decline in advertising spending resulting from the economic recession. If this trend continues, the Company’s internally generated cash will also decline. The Company has taken steps to reduce its overall expenses which should partially offset the anticipated decline in revenue.
     Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to its credit facilities and its outstanding debt securities.
     Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its credit facilities and its outstanding debt securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 (the “7 1/4% Notes”), $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 7 1/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes indentures (“Permitted Indebtedness Tests”).
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
     These baskets are in addition to and do not place a limit on the amount of debt that Lamar can incur under the Permitted Indebtedness Tests described above. The Company can incur indebtedness under its senior credit facility to the extent of its $1.3 billion senior credit facility indebtedness basket without regard to any other restrictions and further can incur an unlimited amount of indebtedness under its senior credit facility so long as it complies with the Permitted Indebtedness Tests. At December 31, 2008, the Company had an aggregate outstanding balance under its senior credit facility of $1.3 billion and was in compliance with the Permitted Indebtedness Tests.
     Restrictions under Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit agreement. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At December 31, 2008 and currently, Lamar Media is in compliance with all such tests.
     Lamar Media must be in compliance with the following financial ratios under its senior credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters, of not greater than 6.00 to 1.

•	a fixed charges coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
     As defined under Lamar Media’s senior credit facility, EBITDA is, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period if and to the extent such operating expenses would be deducted in the calculations of EBITDA if funded directly by Lamar Media or any restricted subsidiary. EBITDA under the senior credit facility is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.
     The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2009. All debt obligations are on the Company’s balance sheet.
Uses of Cash
     Capital Expenditures. Capital expenditures excluding acquisitions were approximately $198.1 million for the year ended December 31, 2008. We anticipate our 2009 total capital expenditures to be approximately $35 million.
     Acquisitions. During the year ended December 31, 2008, the Company financed its acquisition activity of approximately $250.0 million with borrowings under Lamar Media’s revolving credit facility and cash on hand. In light of the current economic recession, the Company plans to significantly reduce it acquisition activity during 2009 with no material spending currently planned for acquisitions.
     Stock Repurchase Program. In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250.0 million of the Company’s Class A common stock. The Company completed this repurchase plan in July 2006, repurchasing approximately 4.9 million shares of its Class A common stock.
     In August 2006, the Company announced a second repurchase plan of up to $250.0 million of the Company’s Class A common stock, which was completed in July 2007. The Company’s Board of Directors adopted a third $500 million repurchase plan in February 2007, which expired on February 22, 2009. During the twelve months ended December 31, 2008 and December 31, 2007, the Company purchased approximately 2.6 million shares and 6.7 million shares of its Class A common stock for an aggregate purchase price of approximately $90.5 million and $383.6 million, respectively. Shares repurchased under the plan were made on the open market or in privately negotiated transactions. The timing and amount of the shares repurchased were determined by Lamar’s management based on its evaluation of market conditions and other factors. All repurchased shares are available for future use for general corporate and other purposes.
     Special Cash Dividend. In February, 2007, the Company’s board of directors declared a special divided of $3.25 per share of Common Stock. The dividend of $318.3 million in aggregate amount was paid on March 30, 2007 to stockholders of record on March 22, 2007. Lamar had 82,541,461 shares of Class A Common Stock and 15,397,865 shares of Class B Common Stock, which is convertible into Class A Common Stock on a one-for-one-basis at the option of its holder, outstanding as of March 22, 2007.

     Debt Service and Contractual Obligations. As of December 31, 2008, we had outstanding debt of approximately $2.8 billion, which includes a mirror note issued to the Company in an aggregate amount of $287.5 million, which is equal to the amount of the Company’s aggregate outstanding convertible notes. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	4 - 5 Years	5 Years
	(In millions)
Long-Term Debt	$2,836.4	$58.8	$604.8	$995.6	$1,177.2
Interest obligations on long term debt(1)	668.5	113.5	243.0	205.0	107.0
Billboard site and other operating leases	1,282.6	155.9	255.8	196.9	674.0

Total payments due	$4,787.5	$328.2	$1,103.6	$1,397.5	$1,958.2

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2008 levels.

		Amount of Expiration Per Period
	Total Amount	Less Than 1			After
Other Commercial Commitments	Committed	Year	1 - 3 Years	4 - 5 Years	5 Years
	(In millions)
Revolving Bank Facility(2)	$400.0	$—	$—	$400.0	$—
Standby Letters of Credit(3)	$10.3	$5.2	$5.1	$—	$—

(2)	Lamar Media had $140.0 outstanding at December 31, 2008.

(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.
Cash Flows
     The Company’s cash flows provided by operating activities decreased by $7.9 million for the year ended December 31, 2008 due to a decrease in net income of $36.5 million as described in “Results of Operations”, offset by an increase in adjustments to reconcile net income to cash provided by operating activities of $42.6 million primarily due to an increase in depreciation and amortization of $24.8 million, and an increase in deferred tax expense of $18.5 million. In addition, as compared to the same period in 2007, there were decreases in the change in prepaid expenses of $4.8 million, in accrued expenses of $22.1 million and in the change in other liabilities of $2.8 million, offset by an increase in the change in other assets of $16.1 million.
     Cash flows used in investing activities increased $96.3 million from $341.1 million in 2007 to $437.4 million in 2008 primarily due to an increase in cash used in acquisition activity by the Company in 2008 of $96.4 million.
     Cash flows provided by financing activities was $30.0 million for the year ended December 31, 2008 primarily due to $140.0 million in proceeds from notes payable resulting from borrowings under the senior credit facility and $13.3 million in net proceeds from issuance of common stock and tax deductions from options exercised, offset by cash used for purchase of treasury shares of $93.4 million and $29.4 million in principle payments on long term debt.
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
     Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1.6 billion and intangible assets of $773.8 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. Based on the Company’s analysis as of December 31, 2008, no such impairment charge was required by the Company.
     Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $717.9 million and customer relationships of $49.4 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.
     Goodwill Impairment. The Company had goodwill of $1.4 billion as of December 31, 2008 and must perform an impairment analysis of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. This analysis requires management to make assumptions as to the implied fair value of its reporting units as compared to its carrying value (including goodwill). In conducting the impairment analysis, the Company determines the implied fair value of its reporting unit utilizing quoted market prices of its Class A common stock, which are used to calculate the Company’s enterprise value as compared to the carrying value of the Company’s assets. Discounted cash flow models before interest expense are also used. These discounted cash flow models require management to make assumptions including projecting the Company’s future net revenue growth. Assumptions used in our impairment evaluations, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. Changes in these estimates or a continued decline in general economic conditions could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. Based upon the Company’s annual review as of December 31, 2008, no impairment charge was required.
     The discount rate and revenue long-term growth assumptions are two significant assumptions utilized in our calculation of the present value of cash flows used to estimate fair value of the reporting units. The estimated fair values of the reporting units have historically exceeded the carrying value of such reporting units by a substantial amount. We performed a sensitivity analysis on the discount rates and revenue long-term growth assumptions. In estimating sensitivity, the discount rate could increase by 25 basis points and the revenue long-term growth rate could decline to 1% and our reporting units would continue to have a fair value in excess of carrying value. These assumptions could be adversely impacted by certain risks discussed in “Risk Factors” in Item 1A of this report. For additional information about goodwill, see Note 3 to the Consolidated Financial Statements.
     Deferred Taxes. As of December 31, 2008, the Company determined that its deferred tax assets of $169.3 million, a component of which is the Company’s operating loss carry forward, net of existing valuation allowances, are fully realizable due to the existence of certain deferred tax liabilities of approximately $286.6 million that are anticipated to reverse during the carry forward period. The Company bases this determination by projecting taxable income over the relevant period. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

     Asset Retirement Obligations. The Company had an asset retirement obligation of $160.7 million as of December 31, 2008 as a result of its adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
     This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 80,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus any renewal period. Historical third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on credit rates historically available to the Company.
     Stock-based Compensation. Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and performance shares, under the modified prospective transition method. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS No. 123(R)and Staff Accounting Bulletin No. 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. During 2008, we recorded $8.0 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.
     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $14.4 million, $7.2 million and $6.3 million or approximately 1.2%, 0.6% and 0.6% of net revenue for the years ended December 31, 2008, 2007, and 2006, respectively. If the current economic recession is prolonged or increases in severity, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

Lamar Media Corp.
     The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2008, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
     The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.4	33.8	34.9
General and administrative expenses	17.3	17.4	17.7
Corporate expenses	4.1	4.9	4.4
Depreciation and amortization	27.7	25.4	26.9
Operating income	15.1	18.9	17.0
Interest expense	13.2	13.3	9.9
Net income	0.9	3.9	4.0
Year ended December 31, 2008 compared to Year ended December 31, 2007
     Net revenues decreased $11.1 million or 0.9% to $1.20 billion for the year ended December 31, 2008 from $1.21 billion for the same period in 2007. This decrease was attributable primarily to a decrease in billboard net revenues of $9.7 million or 0.9% over the prior period and a $1.7 million decrease in logo sign revenue over the prior period due to contracts lost in the fourth quarter of 2008.
     The decrease in billboard net revenue of $9.7 million was a result of decreased occupancy due to a reduction in advertising spending based on the deterioration of the economy which accelerated in the fourth quarter of 2008. The $1.7 million decrease in logo revenue was a result of internal growth of approximately $1.7 million was offset by a decrease of $3.4 million of revenue due to the loss of various logo contracts.
     Net revenues for the year ended December 31, 2008, as compared to acquisition-adjusted net revenue for the year ended December 31, 2007, decreased $39.6 million or 3.2% primarily as a result of the reduction in occupancy as discussed above. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $15.1 million or 2.2% to $693.3 million for the year ended December 31, 2008 from $678.2 million for the same period in 2007. There was an $18.5 million decrease in non-cash compensation expense related to performance based compensation, offset by a $30.9 million increase in operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.7 million increase in corporate expenses.
     Depreciation and amortization expense increased $24.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is a result of capital expenditures in 2008 including $103.7 million related to digital billboards which are depreciated using a shorter expected life than traditional billboards.
     Due to the above factors, operating income decreased $47.5 million to $180.9 million for year ended December 31, 2008 compared to $228.4 million for the same period in 2007.
     Lamar Media recognized a $1.8 million return on investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter 2007, which represents a decrease of 88.3% over the prior period.

     Interest expense decreased $3.3 million from $161.2 million for the year ended December 31, 2007 to $157.9 million for the year ended December 31, 2008 due to a decrease in interest rates on variable-rate debt offset by an increased debt balance.
     The decrease in operating income and the decrease in gain on disposition of investment offset by the decrease in interest expense resulted in a $59.2 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $23.3 million for the year ended December 31, 2008 over the same period in 2007. The effective tax rate for the year ended December 31, 2008 was 57.5%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
     As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2008 of $11.0 million, as compared to net income of $47.0 million for the same period in 2007.
Reconciliations:
     Because acquisitions occurring after December 31, 2006 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2007 acquisition-adjusted net revenue, which adjusts our 2007 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2008. We provide this information as a supplement to net revenues to enable investors to compare periods in 2008 and 2007 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2007 that corresponds with the actual period we have owned the acquired assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2007 reported net revenue to 2007 acquisition-adjusted net revenue as well as a comparison of 2007 acquisition-adjusted net revenue to 2008 net revenue are provided below:
Comparison of 2008 Net Revenue to 2007 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2008	2007
	(In thousands)
Reported net revenue	$1,198,419	$1,209,555
Acquisition net revenue	—	28,473

Adjusted totals	$1,198,419	$1,238,028

Year ended December 31, 2007 compared to Year ended December 31, 2006
     Net revenues increased $89.5 million or 8.0% to $1.21 billion for the year ended December 31, 2007 from $1.12 billion for the same period in 2006. This increase was attributable primarily to an increase in billboard net revenues of $88.1 million or 8.7% over the prior period, with no change in logo sign revenue or transit revenue over the prior period due to contracts lost during the year.
     The increase in billboard net revenue of $88.1 million was generated by acquisition activity of approximately $13.4 million and internal growth of approximately $74.7 million, while the internal growth across various markets within the logo sign programs of approximately $3.8 million, was offset by a decrease of $4.0 million of revenue due to the loss of the Company’s Texas logo contract. The transit revenue internal growth of approximately $3.2 million was offset by a decrease of $3.6 million of revenue due to the loss of various transit contracts.
     Net revenues for the year ended December 31, 2007, as compared to acquisition-adjusted net revenue for the year ended December 31, 2006, increased $82.5 million or 7.3% as a result of net revenue internal growth. See “Reconciliations” below.

     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $39.7 million or 6.2% to $678.2 million for the year ended December 31, 2007 from $638.5 million for the same period in 2006. There was a $30.4 million increase as a result of additional operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating Lamar Media’s core assets and a $9.3 million increase in corporate expenses.
     Depreciation and amortization expense increased $5.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase is a result of increased capital expenditures in 2007, including $92.1 million related to digital billboards.
     Due to the above factors, operating income increased $37.6 million to $228.4 million for year ended December 31, 2007 compared to $190.8 million for the same period in 2006.
     During the first quarter of 2007, the Company recognized a $15.4 million gain as a result of the sale of a private company in which the Company had an ownership interest.
     Interest expense increased $50.1 million from $111.1 million for the year ended December 31, 2006 to $161.2 million for the year ended December 31, 2007 due to increased debt balances as well as increase in interest rates on variable-rate debt.
     The increase in operating income and the gain on disposition of investment offset by the increase in interest expense described above resulted in a $4.2 million increase in income before income taxes. This increase in income resulted in an increase in the income tax expense of $2.4 million for the year ended December 31, 2007 over the same period in 2006. The effective tax rate for the year ended December 31, 2007 was 44.8%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
     As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2007 of $47.0 million, as compared to net income of $45.2 million for the same period in 2006.
Reconciliations:
     Because acquisitions occurring after December 31, 2005 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2006 acquisition-adjusted net revenue, which adjusts our 2006 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2007. We provide this information as a supplement to net revenues to enable investors to compare periods in 2007 and 2006 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2006 that corresponds with the actual period we have owned the acquired assets in 2007 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2006 reported net revenue to 2006 acquisition-adjusted net revenue as well as a comparison of 2006 acquisition-adjusted net revenue to 2007 net revenue are provided below:
Comparison of 2007 Net Revenue to 2006 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2007	2006
	(In thousands)
Reported net revenue	$1,209,555	$1,120,091
Acquisition net revenue	—	6,915

Adjusted totals	$1,209,555	$1,127,006

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
     Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2008, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.
     Loans under Lamar Media Corp.’s senior credit facility bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.
     At December 31, 2008 there was approximately $1.3 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 46.5% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2008 with respect to borrowings under the senior credit facility was $56.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2008 was 3.6%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.6% rather than 3.6%), then the Company’s 2008 interest expense would have been approximately $26.4 million higher resulting in an $10.6 million decrease in the Company’s 2008 net income.
     The Company attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months (in certain cases with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or that, if these actions are taken, that they will be effective.
ITEM 8. FINANCIAL STATEMENTS (following on next page)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
     The management of Lamar Advertising Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
     Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2008, Lamar Advertising’s internal control over financial reporting is effective based on those criteria.

\

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
     We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and the financial statement schedule, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP
Baton Rouge, Louisiana
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
     We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Baton Rouge, Louisiana
February 27, 2009

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except share and per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,139	$76,048
Receivables, net of allowance for doubtful accounts of $10,000 and $6,740 in 2008 and 2007	155,043	147,301
Prepaid expenses	44,377	40,657
Deferred income tax assets (note 11)	8,949	19,857
Other current assets	38,475	29,004

Total current assets	260,983	312,867

Property, plant and equipment (note 4)	2,900,970	2,686,116
Less accumulated depreciation and amortization	(1,305,937)	(1,169,152)

Net property, plant and equipment	1,595,033	1,516,964

Goodwill (note 5)	1,416,396	1,376,240
Intangible assets, net (note 5)	773,764	802,953
Deferred financing costs net of accumulated amortization of $36,670 and $31,731 at 2008 and 2007, respectively	24,372	29,164
Other assets	46,477	43,575

Total assets	$4,117,025	$4,081,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,108	$19,569
Current maturities of long-term debt (note 8)	58,751	31,742
Accrued expenses (note 7)	72,407	75,670
Deferred income	30,612	30,657

Total current liabilities	176,878	157,638

Long-term debt (note 8)	2,777,607	2,694,028
Deferred income tax liabilities (note 11)	126,212	136,118
Asset retirement obligation (note 9)	160,723	150,046
Other liabilities	15,354	12,926

Total liabilities	3,256,774	3,150,756

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2008 and 2007	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2008 and 2007	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 93,339,895 and 92,525,349 shares issued and 76,401,592 and 78,216,053 outstanding at 2008 and 2007, respectively	93	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,172,865 shares and 15,372,865 shares are issued and outstanding at 2008 and 2007, respectively	15	15
Additional paid-in-capital	2,323,711	2,299,110
Accumulated comprehensive (deficit) income	(2,039)	9,286
Accumulated deficit	(578,165)	(587,523)
Cost of shares held in treasury, 16,938,303 shares and 14,309,296 shares in 2008 and 2007, respectively	(883,364)	(789,974)

Stockholders’ equity	860,251	931,007

Total liabilities and stockholders’ equity	$4,117,025	$4,081,763

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share data)

	2008	2007	2006
Net revenues	$1,198,419	$1,209,555	$1,120,091

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	436,556	408,397	390,561
General and administrative expenses (exclusive of depreciation and amortization)	207,321	210,793	198,187
Corporate expenses (exclusive of depreciation and amortization)	50,300	59,597	50,750
Depreciation and amortization (Note 10)	331,654	306,879	301,685
Gain on disposition of assets	(7,363)	(3,914)	(10,862)

	1,018,468	981,752	930,321

Operating income	179,951	227,803	189,770

Other expense (income):
Gain on disposition of investment	(1,814)	(15,448)	—
Interest income	(1,202)	(2,598)	(1,311)
Interest expense	159,158	162,447	112,955

	156,142	144,401	111,644

Income before income tax expense	23,809	83,402	78,126
Income tax expense (note 11)	14,086	37,185	34,227

Net income	9,723	46,217	43,899
Preferred stock dividends	365	365	365

Net income applicable to common stock	$9,358	$45,852	$43,534

Earnings per share:
Basic earnings per share	$0.10	$0.47	$0.42

Diluted earnings per share	$0.10	$0.47	$0.42

Cash dividends declared per share of common stock	$—	$3.25	$—

Weighted average common shares outstanding	92,125,660	96,779,009	102,720,744
Incremental common shares from dilutive stock options	181,180	774,898	774,778
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	92,306,840	97,553,907	103,495,522

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit)
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share per share data)

							Accumulated
	Series AA	Class A	Class A	Class B		Add’l	Comprehensive
	PREF	PREF	CMN	CMN	Treasury	Paid in	Income	Accumulated
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Deficit	Total
Balance, December 31, 2005	$—	—	90	16	(25,522)	2,196,691	—	(353,793)	1,817,482
Cumulative effect due to adoption of SAB 108	—	—	—	—	—	—	—	(4,813)	(4,813)
Non-cash compensation	—	—		—	—	17,906	—	—	17,906
Exercise of 1,033,596 shares of stock options	—	—	1	—	—	32,806	—	—	32,807
Issuance of 78,889 shares of common stock through employee purchase plan	—	—	—	—	—	3,313	—	—	3,313
Conversion of 274,662 shares of Class B common stock to Class A common stock	—	—	1	(1)	—	—	—	—	—
Purchase of 6,915,980 shares of treasury stock	—	—	—	—	(373,949)	—	—	—	(373,949)
Comprehensive income:
Foreign currency translation	—	—	—	—	—	—	2,253	—	2,253
Net income	—	—	—	—	—	—		43,899	43,899

Comprehensive income	—	—	—	—	—	—	—	—	46,152
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2006	$—	—	92	15	(399,471)	2,250,716	2,253	(315,072)	1,538,533
Non-cash compensation	—	—		—	—	27,488	—	—	27,488
Exercise of 311,045 shares of stock options	—	—	1	—	—	10,605	—	—	10,606
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,603	—	—	3,603
Dividends to Common Shareholders	—	—	—	—	—	—	—	(318,303)	(318,303)
Tax Deduction related to options exercised	—	—	—	—	—	6,698	—	—	6,698
Purchase of 6,848,546 shares of treasury stock	—	—	—	—	(390,503)	—	—	—	(390,503)
Comprehensive income:
Foreign currency translation	—	—	—	—	—	—	7,212	—	7,212
Change in unrealized loss on hedging transaction	—	—	—	—	—	—	(179)	—	(179)
Net income	—	—	—	—	—	—		46,217	46,217

Comprehensive income	—	—	—	—	—	—	—	—	53,250
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2007	$—	—	93	15	(789,974)	2,299,110	9,286	(587,523)	931,007
Non-cash compensation	—	—	—	—	—	9,005	—	—	9,005
Exercise of 246,489 shares of stock options	—	—	—	—	—	7,802	—	—	7,802
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,379	—	—	3,379
Conversion of 200,000 shares of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Tax Deduction related to options exercised	—	—	—	—	—	4,415	—	—	4,415
Purchase of 2,629,007 shares of treasury stock	—	—	—	—	(93,390)	—	—	—	(93,390)
Comprehensive income (deficit):
Foreign currency translation	—	—	—	—	—	—	(7,690)	—	(7,690)
Change in unrealized loss on hedging transaction, net of tax $2,398	—	—	—	—	—	—	(3,635)	—	(3,635)
Net income	—	—	—	—	—	—		9,723	9,723

Comprehensive deficit	—	—	—	—	—	—	—	—	(1,602)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2008	$—	—	93	15	(883,364)	2,323,711	(2,039)	(578,165)	860,251

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$9,723	$46,217	$43,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,654	306,879	301,685
Non-cash compensation	9,005	27,488	17,906
Amortization included in interest expense	4,943	4,587	4,793
Gain on disposition of assets and investments	(9,177)	(19,362)	(10,862)
Deferred income tax expenses	24,675	6,131	6,364
Provision for doubtful accounts	14,365	7,166	6,287
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(11,013)	(10,859)	(17,583)
Prepaid expenses	599	(4,159)	(4,780)
Other assets	2,012	(14,133)	2,145
Increase (decrease) in:
Trade accounts payable	(4,452)	5,367	837
Accrued expenses	(22,380)	(243)	11,004
Other liabilities	(3,434)	(610)	2,822

Cash flows provided by operating activities	346,520	354,469	364,517

Cash flows from investing activities:
Capital expenditures	(198,070)	(220,534)	(223,350)
Acquisitions	(249,951)	(153,593)	(227,649)
Decrease (increase) in notes receivable	267	9,420	(1,331)
Proceeds from disposition of assets	10,335	23,626	13,434

Cash flows used in investing activities	(437,419)	(341,081)	(438,896)

Cash flows from financing activities:
Net proceeds from issuance of common stock	11,182	14,208	35,236
Tax deduction from options exercised	2,156	6,698	—
Cash used for purchase of treasury shares	(93,390)	(390,503)	(373,949)
Principle payments on long-term debt	(29,412)	(107,585)	(2,303)
Debt issuance costs	(169)	(7,760)	(4,328)
Net proceeds from note offerings and new notes payable	140,000	842,887	412,682
Dividends	(365)	(318,668)	(365)

Cash flows provided by financing activities	30,002	39,277	66,973

Effect of exchange rate changes in cash and cash equivalents	(1,012)	11,587	(217)

Net increase (decrease) in cash and cash equivalents	(61,909)	64,252	(7,623)
Cash and cash equivalents at beginning of period	76,048	11,796	19,419

Cash and cash equivalents at end of period	$14,139	$76,048	$11,796

Supplemental disclosures of cash flow information:
Cash paid for interest	$149,417	$157,549	$97,711

Cash paid for state and federal income taxes	$3,933	$34,249	$28,471

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
     Lamar Advertising Company (the Company) is engaged in the outdoor advertising business operating approximately 159,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
     In addition, the Company operates a logo sign business in 19 states throughout the United States and the province of Ontario, Canada and a transit advertising business in 66 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
     The severe economic downturn that accelerated in the fourth quarter of 2008 has affected the Company as well as the advertising industry. The Company had fewer customers in the fourth quarter of 2008 which resulted in lower occupancy and a reduction in sales. While the Company anticipates this will continue into 2009, we have taken steps to reduce operating and capitalized expenditures in order to offset this potential reduction in revenue.
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
(d) Goodwill and Intangible Assets
     Under Statement of Financial Accounting Standards (SFAS) No. 142, (SFAS No. 142) Goodwill and Other Intangibles goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. The Company’s stock price has declined over the past year and macroeconomic conditions have also declined. If industry and economic conditions continue to deteriorate, the Company may be required to assess goodwill impairment before the next annual test, which could result in impairment charges.
     In accordance with the standard, the Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test dates on December 31, 2008 and December 31, 2007 therefore the Company was not required to recognize an impairment loss.
     Intangible assets, consisting primarily of site locations, customer lists and contracts, and non-competition agreements are amortized using the straight-line method over the assets estimated useful lives, generally from 3 to 15 years.
(e) Impairment of Long-Lived Assets
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(f) Deferred Income
     Deferred income consists principally of advertising revenue invoiced in advance and gains resulting from the sale of certain assets to related parties. Deferred advertising revenue is recognized in income as services are provided over the term of the contract. Deferred gains are recognized in income in the consolidated financial statements at the time the assets are sold to an unrelated party or otherwise disposed of.
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

	2008	2007	2006
Net revenues	$5,531	$5,369	$5,461
Direct advertising expenses	$2,996	$2,820	$2,802
General and administrative expenses	$2,643	$2,546	$2,645
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
(i) Earnings Per Share
     Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 5,879,893 for the year ended December 31, 2008, 5,813,730 for the year ended December 31, 2007 and 5,581,755 for the year ended December 31, 2006.
(j) Stock Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and related interpretations, or SFAS 123(R), to account for stock-based compensation using the modified prospective transition method. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and revises guidance in SFAS 123, Accounting for Stock-Based Compensation. Among other things, SFAS 123(R) requires that compensation expense be recognized in the financial statements for share-based awards based on the grant date fair value of those awards. The modified prospective transition method applies to (a) unvested stock options under our 1996 Equity Incentive Plan (1996 Plan) at December 31, 2005 and issuances under our Employee Stock Purchase Plan (ESPP) outstanding based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123, and (b) any new share-based awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Additionally, stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2008, 2007, and 2006 were $9,005, $27,488 and $17,906. The $9,005 expensed at year ended December 31, 2008 consists of (i) $8,027 resulting from the Company’s expensing of

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
options under SFAS 123R, (ii) $683 related to stock grants, made under the Company’s performance-based stock incentive program in 2008 (iii) $295 related to stock awards to directors. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.
(k) Cash and Cash Equivalents
     The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.
     (l) Foreign Currency Translation
     Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
     (m) Reclassification of Prior Year Amounts
     Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income (loss).
     (n) Asset Retirement Obligations
     Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) SFAS 143 requires companies to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.
     (o) Use of Estimates
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
     (p) Comprehensive Income
     Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income. Accumulated other comprehensive income (loss) is composed of foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.
     (q) Fair Value Hedging — Interest Rate Swaps
     The Company utilizes derivatives instruments such as interest rate swaps for purposes of hedging its exposure to changing interest rates. Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities on the balance sheet. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and thenceforth mark the contract to market through earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items, as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
inception, and on an ongoing basis, whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income, until earnings are affected by the cash flows of the hedged item. When the cash flow of the hedged item is recognized in the statement of operations, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings.
     Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings as other income (expense). If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive incomes is recognized currently in income.
     The Company entered into two interest rate swap agreements, one on December 6, 2007 that matures in December 2009, which converts $100,000 of variable rate debt to 3.89% fixed rate debt and another entered into on December 31, 2007 that matures on December 31, 2009 which converts $100,000 of variable rate debt to a 3.995% fixed rate debt. The derivatives were designated as cash flow hedges. The fair market value at December 31, 2008, and December 31, 2007 were $(6,212) and $(179) respectively and is reflected in other liabilities and other comprehensive (deficit) income on the balance sheet.
     (r) Recently Adopted Accounting Pronouncements
     On January 1, 2008, we adopted the provisions of FASB SFAS 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. In accordance with FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), we elected to defer the adoption of the provisions of SFAS 157 for our non-financial assets and non-financial liabilities. Such assets and liabilities, which include our property, plant and equipment (net), goodwill, intangible assets (net), and asset retirement obligation will be subject to the provisions of SFAS 157 on January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 157 for our non-financial assets may have on our Consolidated Financial Statements. For additional information, see Note 19 — Fair Value Measurements.
(2) Acquisitions
     Year Ended December 31, 2008
     During the twelve months ended December 31, 2008, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $249,951 in cash.
     Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on preliminary fair market value estimates at the dates of acquisition. The allocations are pending final determination of the fair value of certain assets and liabilities. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

Total
Current assets	$16,999
Property, plant and equipment	98,673
Goodwill	40,781
Site locations	67,018
Non-competition agreements	2,792
Customer lists and contracts	12,354
Other assets	26,786
Current liabilities	(7,689)
Long term liabilities	(7,763)

$249,951

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Total acquired intangible assets for the year ended December 31, 2008 was $122,945, of which $40,781 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, substantially all of the $40,781 is expected to be fully deductible for tax purposes. The remaining $82,164 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $12,354 (7 year weighted average useful life), site locations of $67,018 (15 year weighted average useful life), and non-competition agreements of $2,792 (6 year weighted average useful life). The aggregate amortization expense related to the 2008 acquisitions for the year ended December 31, 2008 was approximately $4,592.
     The following unaudited pro forma financial information for the Company gives effect to the 2008 and 2007 acquisitions as if they had occurred on January 1, 2007. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2008	2007
Net revenues	$1,213,650	$1,253,355
Net income applicable to common stock	$6,378	$38,681
Net income per common share — basic	$0.07	$0.40
Net income per common share — diluted	$0.07	$0.40
     Year Ended December 31, 2007
     During the twelve months ended December 31, 2007, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $153,593 in cash.
     Each of these acquisitions was accounted for under the purchase method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on fair market value at the dates of acquisition. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions recorded at December 31, 2007. Amounts recorded based on the final fair market value determination were not significantly different from preliminary amounts noted below.

Total
Current assets	$4,330
Property, plant and equipment	80,358
Goodwill	18,522
Site locations	40,334
Non-competition agreements	353
Customer lists and contracts	8,962
Other assets	1,527
Current liabilities	(793)

$153,593

(3) Noncash Financing Activities
     For the years ended December 31, 2008, 2007 and 2006 there were no significant noncash financing activities.
(4) Property, Plant and Equipment
Major categories of property, plant and equipment at December 31, 2008 and 2007 are as follows:

	Estimated Life
	(Years)	2008	2007
Land	—	$298,923	$242,383
Building and improvements	10 — 39	109,547	108,314
Advertising structures	5 — 15	2,370,472	2,224,517
Automotive and other equipment	3 — 7	122,028	110,902

		$2,900,970	$2,686,116

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(5) Goodwill and Other Intangible Assets
     The following is a summary of intangible assets at December 31, 2008 and December 31, 2007:

	Estimated	2008		2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$465,126	$415,753	$453,305	$400,390
Non-competition agreements	3 — 15	63,407	58,380	60,633	56,900
Site locations	15	1,367,511	649,596	1,304,323	560,706
Other	5 — 15	13,608	12,159	13,599	10,911

		$1,909,652	$1,135,888	$1,831,860	$1,028,907
Unamortizable Intangible Assets:
Goodwill		$1,670,031	$253,635	$1,629,875	$253,635
     The changes in the gross carrying amount of goodwill for the year ended December 31, 2008 are as follows:

Balance as of December 31, 2007	$1,629,875
Goodwill acquired during the year	40,156
Impairment losses	—

Balance as of December 31, 2008	$1,670,031

     Amortization expense for the year ended December 31, 2008 was $108,145. The following is a summary of the estimated amortization expense for future years:

Year ended December 31, 2009	$107,184
Year ended December 31, 2010	104,100
Year ended December 31, 2011	101,622
Year ended December 31, 2012	98,419
Year ended December 31, 2013	95,719
Thereafter	266,720

Total	$773,764
(6) Leases
     The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2008:

2009	$155,948
2010	$136,564
2011	$119,233
2012	$105,412
2013	$91,432
Thereafter	$674,035
     Rental expense related to the Company’s operating leases was $221,314, $202,132, and $191,176 for the years ended December 31, 2008, 2007 and 2006, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(7) Accrued Expenses
     The following is a summary of accrued expenses at December 31, 2008 and 2007:

	2008	2007
Payroll	$7,437	$13,629
Interest	36,761	36,882
Insurance benefits	10,738	10,818
Other	17,471	14,341

	$72,407	$75,670

(8) Long-term Debt
     Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007
Bank Credit Agreement	$1,290,625	$1,181,325
2 7/8% Convertible Notes	287,500	287,500
7 1/4% Senior Subordinated Notes	387,278	387,758
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	203,584	202,202
6 5/8% Senior Subordinated Notes — Series C	262,568	261,181
Other notes with various rates and terms	4,803	5,804

	2,836,358	2,725,770
Less current maturities	(58,751)	(31,742)

Long-term debt, excluding current maturities	$2,777,607	$2,694,028

     Long-term debt matures as follows:

2009	$58,751
2010	$405,408
2011	$199,447
2012	$560,818
2013	$434,760
Later years	$1,177,174
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
     On August 16, 2005, Lamar Media Corp., issued $400,000 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. Lamar Media may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     On August 17, 2006, Lamar Media Corp. issued $216,000 6 5/8% Senior Subordinated Notes due 2015-Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. Lamar Media may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility and repurchase the Company’s Class A common stock pursuant to its repurchase plan.
     On July 3, 2007, the Company accepted for exchange $287,209 aggregate principal amount of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for newly issued 2 7/8% Convertible Notes due 2010—Series B (the “new notes”) and cash pursuant to an exchange offer commenced on May 31, 2007. The settlement and exchange of new notes and payment of cash for the outstanding notes was made on July 3, 2007. Approximately 99% of the total outstanding notes were exchanged pursuant to the exchange offer, with approximately $291 aggregate principal amount of outstanding notes remaining outstanding immediately after the consummation of the exchange offer and the total debt outstanding unchanged.
     The purpose of the exchange offer was to exchange outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes are convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the outstanding notes are convertible solely into Class A common stock.
     On October 11, 2007, Lamar Media Corp. issued $275,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015—Series C. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of the existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. Lamar Media may also redeem up to 35% of the aggregate principle amount of the notes using the proceeds from certain public equity offerings completed before August 15, 2008. A portion of the net proceeds from the offering of the Notes was used to repay a portion of the amounts outstanding under Lamar Media’s revolving bank credit facility.
     The Company’s obligations with respect to its convertible notes are not guaranteed by the Company’s direct or indirect wholly owned subsidiaries. Certain obligations of the Company’s wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its wholly owned domestic subsidiaries.
Credit Facility
     On September 30, 2005, Lamar Media Corp. replaced its bank credit facility. The new bank facility is comprised of a $400,000 revolving bank credit facility and a $400,000 term facility. The bank credit facility also includes a $500,000 incremental facility, which permits Lamar Media to request that its lenders enter into a commitment to make additional term loans to it, up to a maximum aggregate amount of $500,000. On February 8, 2006, Lamar Media entered into a Series A Incremental Term Loan Agreement and obtained commitments from its lenders for a term loan of $37,000, which was funded on February 27, 2006. The available uncommitted incremental loan facility was thereby reduced to $463,000.
     On October 5, 2006, Lamar Media entered into a Series B Incremental Term Loan Agreement (the “Series B Incremental Loan Agreement”) and borrowed an additional $150,000 under the incremental portion of the bank credit facility. In conjunction with the Series B Incremental Loan Agreement, Lamar Media also entered into an amendment to the bank credit facility to restore the amount of the incremental loan facility to $500,000 (which under its old terms would have been reduced by the Series B Incremental Loan and had been reduced by the earlier Series A Incremental Loan described above). The lenders have no obligation to make additional term loans to Lamar Media under the incremental facility, but may enter into such commitments in their sole discretion.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     On December 21, 2006, a wholly owned subsidiary of Lamar Media, Lamar Transit Advertising Canada Ltd., entered into a Series C Incremental Term Loan Agreement and obtained commitments from its lenders for a term loan of $20,000. The available uncommitted incremental loan facility was thereby reduced to $480,000.
     On January 17, 2007, Lamar Media entered into a Series D Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $7,000 which was funded on January 17, 2007.
     On March 28, 2007, Lamar Media Corp., entered into a Series E Incremental Loan Agreement with its lenders, in the aggregate amount of $325,000, which was funded on March 28, 2007. The Series E Incremental Loans will mature March 31, 2013. Also, on March 28, 2007, Lamar Media Corp. entered into a Series F Incremental Loan Agreement in the aggregate amount of $250,000 which was funded on March 28, 2007. The Series F Incremental Loans will mature on March 31, 2014.
     In conjunction with the Series E and F Term loans described above, the Company’s credit agreement dated as of September 30, 2005, was further amended by Amendment No. 3 dated March 28, 2007, to (i) permit the Series E and Series F Incremental Loans to be borrowed up to an aggregate of $575,000 and restore the amount available for additional incremental loans to $500,000 and (ii) delete the “Interest Coverage Ratio”, and the “Senior Coverage Ratio” financial covenants and the step-down to 5.75x from 6.0x in the “Total Debt Ratio” financial covenant.
     The quarterly amortization of the Term facility is as follows:

Term
March 31, 2009.	$7,675.0
June 30, 2009 — September 30, 2009	$11,612.5
December 31, 2009 — March 31, 2010	$26,962.5
June 30, 2010 — March 31, 2011	$30,087.5
June 30, 2011 — September 30, 2011	$33,212.5
December 31, 2011 — March 31, 2012	$102,287.5
June 30, 2012 — September 30, 2012	$136,662.5
December 31, 2012 — March 31, 2013	$44,562.5
June 30, 2013 — December 31, 2013	$812.5
March 30, 2014	$309,562.5
     As of December 31, 2008, there was $140 million outstanding under the revolving facility. The revolving facility terminates September 30, 2012. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:
•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.
     Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s credit facility the Company must maintain specified financial ratios and levels including:
•	fixed charges ratios; and

•	total debt ratios.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the applicable bank credit agreement during the periods presented. Although the Company and Lamar Media are currently in compliance with all financial covenants, the Company’s operating results have been negatively impacted by the current economic downturn and there can be no assurance that a severe and protracted recession will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding and could lead to a default under the indentures governing the Company’s and Lamar Media’s outstanding notes.
(9) Asset Retirement Obligation
     The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2006	$141,503
Additions to asset retirement obligations	1,502
Accretion expense	9,979
Liabilities settled	(2,938)

Balance at December 31, 2007	150,046
Additions to asset retirement obligations	6,178
Accretion expense	10,177
Liabilities settled	(5,678)

Balance at December 31, 2008	$160,723

(10) Depreciation and Amortization
     The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year Ended December 31,
	2008	2007	2006
Direct expenses	$312,028	$287,422	$286,041
General and administrative expenses	7,325	8,212	6,902
Corporate expenses	12,301	11,245	8,742

	$331,654	$306,879	$301,685

(11) Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings rather than our consolidated statement of income.
     We adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (amounts in thousands):

Balance of December 31, 2007	$787
Plus: additions based on tax positions related to the current year	34
Plus: additions for tax positions of prior years	47
Less: reductions made for tax positions of prior years	—
Settlements	—

Balance of December 31, 2008	$868

     Included in the balance of unrecognized benefits as of December 31, 2008, are $868 of tax benefits that, if recognized in future periods, would impact our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
been accrued and included in our accrued current tax liability in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply the policy in the future. During 2008, we accrued $47 in gross interest and penalties.
     In addition, we are subject to both income taxes in the United States and in many of the 50 individual states. In addition, the Company is subject to income taxes in Canada and in the Commonwealth of Puerto Rico. We are open to examination in United States and in various individual states for tax years ended December 2004 through December 2007. We are also open to examination for the years ended 2002-2003 resulting from net operating losses generated and available for carry forward from those years.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006, consists of:

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. federal	$(12,845)	$24,365	$11,520
State and local	893	2,092	2,985
Foreign	1,363	(1,782)	(419)

	$(10,589)	$24,675	$14,086

Year ended December 31, 2007:
U.S. federal	$21,753	$5,524	$27,277
State and local	7,148	1,163	8,311
Foreign	2,153	(556)	1,597

	$31,054	$6,131	$37,185

Year ended December 31, 2006:
U.S. federal	$22,492	$6,973	$29,465
State and local	4,637	(664)	3,973
Foreign	734	55	789

	$27,863	$6,364	$34,227

     As of December 31, 2008 and December 31, 2007, the company had income taxes refundable of $21,393 and $4,568, respectively, included in other current assets on the balance sheet.
     Income tax expense attributable to continuing operations for the years ended December 31, 2008, 2007 and 2006, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2008 and 2007 and 2006, to income before income taxes as follows:

	2008	2007	2006
Computed expected tax expense	$8,333	$29,191	$27,344
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	1,482	1,104	2,305
Stock-based compensation	2,145	880	1,773
Amortization of non-deductible goodwill	25	30	27
State and local income taxes, net of federal income tax benefit	1,346	6,174	4,289
Undistributed earnings of foreign subsidiaries	821	465	—
Net operating loss valuation allowance	594	(772)	(1,706)
Other differences, net	(660)	113	195

	$14,086	$37,185	$34,227

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$6,124	$4,833
Accrued liabilities not deducted for tax purposes	2,401	2,801
Net operating loss carry forward	—	1,211
Tax credits	—	10,700
Other	424	312

Net current deferred tax asset	$8,949	$19,857

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(33,135)	$(5,707)
Intangibles, due to differences in amortizable lives	(251,085)	(248,623)
Undistributed earnings of foreign subsidiaries	(2,112)	(1,290)
Other, net	(134)	(105)
Investments in partnerships	(127)	(620)

	(286,593)	(256,345)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	2008	2007
Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	21,107	26,533
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	933	2,295
Accrued liabilities not deducted for tax purposes	10,965	18,930
Net operating loss carry forward	50,958	13,721
Asset retirement obligation	49,893	45,485
Tax credits	25,596	15,604
Interest rate swap agreement	2,403	—
Charitable contribution carryforward	218	—

Total Non-current deferred tax assets	162,073	122,568
Less: valuation allowance	(1,692)	(2,341)

Total net deferred tax assets	160,381	120,227

Net non-current deferred tax liability	$(126,212)	$(136,118)

     During 2008, we generated $83,277 of U.S. net operating losses of which $19,688 will be used to carry back to the 2007 tax year. As of December 31, 2008, we had approximately $107,051 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,315 is subject to an IRC §382 limitation of $6,772 per year. These carry forwards expire between 2022 through 2028. In addition, we have $25,237 of various credits available to offset future U.S. federal income tax.
     As of December 31, 2008 we have approximately $250,180 state net operating losses before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2008 and 2007 was $1,692 and $2,341, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2008, 2007, 2006 was an increase (decrease) of $594, $(772), $(1,706), respectively.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
     We have a deferred tax liability of approximately $2,112 for the undistributed earnings of our foreign operations that arose in 2008 and prior years. We have recognized current year tax expense of approximately $821 for the change in this deferred tax liability. As of December 31, 2008, the undistributed earnings of these subsidiaries were approximately $6,034.
(12) Related Party Transactions
     Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
     Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2008 and 2007, the deferred gains related to these transactions were $1,001 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2008, 2007 and 2006.
     In addition, the Company had receivables from employees of $142 and $266 at December 31, 2008 and 2007, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.
     Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement which was amended January 1, 2004. This consulting agreement as amended has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. As of December 31, 2008, this consulting agreement was renewed for one additional year at the previously agreed fee of $150 per year. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The Company also had a lease arrangement with Deanna Enterprises, LLC (formerly Reilly Enterprises, LLC), which Kevin P. Reilly Sr. controls, for the use of an airplane. The Company paid a monthly fee plus expenses which entitled the Company to 6.67 hours of flight time, with any unused portion carried over into the next month. This agreement was amended in October 2004, whereby the Company would pay $100 per year for 125 guaranteed flight hours. This agreement was cancelled as of December 31, 2008. Total fees paid under these arrangements for fiscal 2008, 2007 and 2006 were approximately $59, $102 and $106, respectively.
(13) Stockholders’ Equity
     On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2008 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.
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
     In November 2005, the Company announced that its Board of Directors authorized the repurchase of up to $250,000 of the Company’s Class A common stock. The Company completed this repurchase plan in July 2006, repurchasing a total of 4,851,947 shares of its Class A Common Stock.
     In August 2006, Lamar announced a second repurchase plan program of up to $250,000 of the Company’s Class A common stock, which was completed in July 2007.
     In February 2007, the Company’s board of directors approved a repurchase program of up to $500,000 of the Company’s Class A common stock, which expired on February 22, 2009. During the twelve months ended, December 31, 2008, the Company purchased 2,629,007 shares of its Class A common stock for an aggregate purchase price of approximately $93,390 under this plan. These share repurchases were made on the open market or in privately negotiated transactions. The timing and amount of the shares repurchased were determined by Lamar’s management based on its evaluation of market conditions and other factors. All repurchased shares are available for future use for general corporate and other purposes.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The Company’s board of directors declared a special dividend of $3.25 per share of Common Stock. The dividend of $318,303 in aggregate amount was paid on March 30, 2007 to stockholders of record on March 22, 2007. As of March 22, 2007, Lamar had 82,541,461 shares of Class A Common Stock and 15,397,865 shares of Class B Common Stock outstanding. The Class B Common Stock is convertible into Class A Common Stock on a one-for-one-basis at the option of its holder.
(14) Stock Compensation Plans
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
     We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under SFAS 123(R), which is the same valuation technique we previously used for pro forma disclosures under SFAS 123. The Black-Scholes-Merton option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among vesting schedules. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two groups of vesting 1) 5-year cliff vest and 2) 4-year graded vest, for valuation purposes. We have determined there were no meaningful differences in employee activity under our ESPP due to the nature of the plan.
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
     Our risk-free interest rate assumption is determined using the Federal Reserve nominal rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the award being valued. We assumed an expected dividend yield of zero since the Company has historically not paid dividends on Class A common stock, except for special dividends in 2007.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Dividend	Expected	Risk Free	Expected
Grant Year	Yield	Volatility	Interest Rate	Lives
2008	0%	28%	3%	7
2007	0%	30%	5%	5
2006	0%	43%	4%	7

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Information regarding the 1996 Plan for the year ended December 31, 2008 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual
	Shares	Price	Life
Outstanding, beginning of year	2,691,141	$36.94
Granted	1,004,961	40.00
Exercised	(246,489)	31.63
Canceled	(65,406)	42.67

Outstanding, end of year	3,384,207	$38.12	5.33

Exercisable at end of year	2,369,252	$36.60	3.83

     At December 31, 2008 there was $12,212 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 2.02 years.
     Shares available for future stock option and restricted share grants to employees and directors under existing plans were 1,472,300 at December 31, 2008. The aggregate intrinsic value of options outstanding as of December 31, 2008 was $0, and the aggregate intrinsic value of options exercisable was $0. Total intrinsic value of options exercised was $6,085 for the year ended December 31, 2008.
     The following table summarizes our nonvested stock option activity for year ended December 31, 2008:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested stock options at the beginning of the period	637,400	$20.02
Granted	1,004,961	15.27
Vested	(588,400)	16.91
Canceled	(39,006)	20.91

Nonvested stock options at the end of the period	1,014,955	$17.09

     Stock Purchase Plan. On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Class A common stock have been reserved for issuance under the Plan. Under this plan, eligible employees may purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever is lower. Purchases are limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings shall commence each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30. In accordance with the Plan, the number of shares available for issuance under the plan is increased at the beginning of each fiscal year by the lesser of 500,000 shares or one tenth of 1% of the total of shares outstanding or a lessor amount determined by the board of directors.
     Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of common stock for issuance to employees. The following is a summary of ESPP share activity for the twelve months ended December 31, 2008:

Shares
Available for future purchases, January 1, 2008	392,998
Purchases	(154,911)

Available for future purchases, December 31, 2008	238,087

     Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 plan based on certain Company performance measures for fiscal 2008. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2008 results and were issued in the first quarter of 2009. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2008, the Company has accrued $683 as compensation expense related to these agreements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(15) Adoption of Staff Accounting Bulletin No. 108
     In September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permitted the Company to adjust for the cumulative effect on retained earnings of immaterial errors relating to prior years. SAB 108 also required the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. In accordance with SAB 108, the Company adjusted beginning accumulated deficit for 2006 in the accompanying consolidated financial statements for the items described below. The Company considered these adjustments to be immaterial to prior periods.
Review of Logo Sign Depreciation Policies
     The Company adjusted its beginning accumulated deficit for fiscal 2006 related to a correction in the historical depreciation of logo signs related to its state contracts. The Company had historically depreciated its logo signs over a 15 year life. In a majority of cases the 15 year life was consistent with the contract term, including renewals, if applicable. As a result of a Company review, it was determined that some of the state sign contracts had contractual life of less than 15 years, including renewals, if any. The Company recorded an adjustment to beginning accumulated deficit of $4,813, net of tax for this matter. The adjustment to depreciation should have been recorded over the period from 1996 through 2005.
     Management does not believe that the net effects of this adjustment were material, either quantitatively or qualitatively, in any of the years covered by the review.
     The impact of the item noted above, net of tax, on 2006 beginning balances are presented below:

	Logos
	Depreciation
	Practices	Total
Accumulated depreciation and amortization	$7,839	$7,839
Deferred income tax liabilities	(3,026)	(3,026)
Accumulated deficit	(4,813)	(4,813)

	$—	$—

(16) Benefit Plans
     The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2008, the Company maintained $7,623 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
     The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company matches 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company’s matched contributions for the years ended December 31, 2008, 2007 and 2006 were $3,237, $3,124, and $2,752 respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Deferred Compensation Plan
     The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of Lamar service and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the year ended December 31, 2008, the Company did not contribute to the Plan, however the Company contributed $861 and $802 to the Plan during the years ended December 31, 2007 and 2006, respectively.
     On December 8, 2005, the Company’s Board of Directors approved an amendment to the Lamar Deferred Compensation Plan in order to (1) to comply with the requirements of Section 409A of the Internal Revenue Code applicable to deferred compensation and (2) to reflect changes in the administration of the Plan. The Company’s Board of Directors also approved the adoption of a grantor trust pursuant to which amounts may be set aside, but remain subject to claims of the Company’s creditors, for payments of liabilities under the new plan, including amounts contributed under the old plan.
(17) Commitment and Contingencies
     In August 2002, a jury verdict was rendered in a lawsuit filed against the Company in the amount of $32 in compensatory damages and $2,245 in punitive damages. As a result of the verdict, the Company recorded a $2,277 charge in its operating expenses during the quarter ended September 30, 2002. In May 2003, the Court ordered a reduction to the punitive damage award, which was subject to the plaintiff’s consent. The plaintiff rejected the reduced award and the Court ordered a new trial. Plaintiff then filed an appeal and the appellate court remanded the case back to the trial court for a limited trial on the issue of the amount of the punitive damages. Subsequently, the Company paid the compensatory damage of award of $32. A trial on the issue of the punitive damage amount was conducted in June 2008 and a jury verdict was rendered against the Company in the amount of $66. The plaintiff has now appealed that verdict. Based on legal analysis, management believes that the jury verdict will be upheld on appeal and that the Company’s potential liability will be $66.
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(18) Summarized Financial Information of Subsidiaries
     Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the Guarantors) are not included herein because neither the Company nor Lamar Media has any independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not guarantors are considered to be minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indenture relating to Lamar Media’s outstanding notes. As of December 31, 2008 and 2007, Lamar Media was permitted to make transfers to Lamar Advertising in the form of cash dividends, loans on advances in amounts up to $970,420 and $749,961, respectively.
(19) Disclosures About Fair Value of Financial Instruments
     In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2 that provides for a one-year deferral for the implementation of SFAS 157 for non-financial assets and liabilities. SFAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     SFAS 157 establishes a three-tier value hierarchy, categorizing the inputs used to measure fair value. The hierarchy can be described as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Fair value of financial instruments: At December 31, 2008 and 2007, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008:

As of December 31, 2008
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Financial Liabilites
Long-term debt (including current maturities)	$2,836,358	$2,165,623	$2,165,623	$—	$—
Hedging instrument	$6,212	$6,212	$—	$6,212	$—
     Statement 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 3 inputs to measure fair value.
     The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.
Level 1 Fair Value Measurements
     Long-term debt — The Fixed Rate Notes and Floating Rate Notes are actively traded in an established market. The fair values of these debt instruments are based on quotes obtained through financial information services and/or major financial institutions.
Level 2 Fair Value Measurements
     Hedging instrument — We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the firm’s credit risk.
(20) Quarterly Financial Data (Unaudited)

	Year 2008 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$282,776	$323,819	$312,516	$279,308
Net revenues less direct advertising expenses	$177,989	$213,714	$198,839	$171,321
Net income (loss) applicable to common stock	$(1,625)	$14,253	$3,659	$(6,929)
Net income (loss) per common share basic	$(0.02)	$0.15	$0.04	$(0.08)
Net income (loss) per common share — diluted	$(0.02)	$0.15	$0.04	$(0.08)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Year 2007 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$275,185	$315,225	$314,253	$304,892
Net revenues less direct advertising expenses	$174,402	$212,456	$212,132	$202,168
Net income applicable to common stock	$8,748	$18,289	$14,434	$4,381
Net income per common share basic	$0.09	$0.19	$0.15	$0.05
Net income per common share — diluted	$0.09	$0.19	$0.15	$0.05
(21) New Accounting Pronouncements
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles used in the preparation of financial statements of entities that are presented in conformity with generally accepted accounting principles (“GAAP”). This statement is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411. We are currently evaluating the impact of adopting SFAS 162 on our consolidated financial statements.
     In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. We are currently evaluating the impact of adopting APB 14-1 on our financial position, results of operations or cash flows.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 amends SFAS 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect the adoption of SFAS 161 to have a material impact on its financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that ownership interest in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners. It is effective for our fiscal year beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interest. All other requirements shall be applied prospectively. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial statements.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquired business. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for our fiscal year beginning January 1, 2009 and will be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on its financial statements.

SCHEDULE 2
Lamar Advertising Company
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Year ended December 31, 2008
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,740	14,365	11,105	$10,000
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,282,542	106,981	—	$1,389,523
Year ended December 31, 2007
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,400	7,166	6,826	$6,740
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,173,293	109,249	—	$1,282,542
Year ended December 31, 2006
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,000	6,287	5,887	$6,400
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,051,230	122,063	—	$1,173,293

LAMAR MEDIA CORP.
AND SUBSIDIARIES

     Management’s Report on Internal Control Over Financial Reporting
     The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
     Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2008, Lamar Media’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
     We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and the financial statement schedule, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP
Baton Rouge, Louisiana
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
     We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Baton Rouge, Louisiana
February 27, 2009

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except share and per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$14,139	$76,048
Receivables, net of allowance for doubtful accounts of $10,000 and $6,740 in 2008 and 2007	155,043	147,301
Prepaid expenses	44,377	40,657
Deferred income tax assets (note 6)	8,948	17,616
Other current assets	39,183	23,014

Total current assets	261,690	304,636

Property, plant and equipment	2,900,970	2,686,116
Less accumulated depreciation and amortization	(1,305,937)	(1,169,152)

Net property, plant and equipment	1,595,033	1,516,964

Goodwill (note 3)	1,406,254	1,366,098
Intangible assets, net (note 3)	773,140	802,338
Deferred financing costs net of accumulated amortization of $22,817 and $19,093 as of 2008 and 2007 respectively	18,538	22,123
Other assets	43,412	41,070

Total assets	$4,098,067	$4,053,229

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$15,108	$19,569
Current maturities of long-term debt (note 5)	58,751	31,742
Accrued expenses (note 4)	61,669	76,283
Deferred income	30,612	30,657

Total current liabilities	166,140	158,251

Long-term debt (note 5)	2,777,607	2,694,028
Deferred income tax liabilities (note 6)	161,232	149,942
Asset retirement obligation	160,723	150,046
Other liabilities	15,354	14,874

Total liabilities	3,281,056	3,167,141

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2008 and 2007	—	—
Additional paid-in-capital	2,517,481	2,492,880
Accumulated comprehensive (deficit) income	(2,039)	9,286
Accumulated deficit	(1,698,431)	(1,616,078)

Stockholder’s equity	817,011	886,088

Total liabilities and stockholder’s equity	$4,098,067	$4,053,229

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Net revenues	$1,198,419	$1,209,555	$1,120,091

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	436,556	408,397	390,561
General and administrative expenses (exclusive of depreciation and amortization)	207,321	210,793	198,187
Corporate expenses (exclusive of depreciation and amortization)	49,398	59,040	49,729
Depreciation and amortization	331,654	306,879	301,685
Gain on disposition of assets	(7,363)	(3,914)	(10,862)

	1,017,566	981,195	929,300

Operating income	180,853	228,360	190,791

Other expense (income):
Gain on disposition of investment	(1,814)	(15,448)	—
Interest income	(1,202)	(2,598)	(1,311)
Interest expense	157,918	161,207	111,117

	154,902	143,161	109,806

Income before income tax expense	25,951	85,199	80,985

Income tax expense (note 6)	14,914	38,198	35,753

Net income	$11,037	$47,001	$45,232

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Deficit)
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share data)

			Accumulated
		Additional	Comprehensive
	Common	Paid-In	Income	Accumulated
	Stock	Capital	(Deficit)	Deficit	Total
Balance, December 31, 2005	$—	$2,390,458	$—	$(620,742)	$1,769,716
Cumulative effect due to adoption of SAB 108	—	—		(4,813)	(4,813)
Contribution from parent	—	54,027	—	—	54,027
Comprehensive income:
Foreign currency translations	—	—	2,253	—	2,253
Net income	—	—	—	45,232	45,232

Net comprehensive income	—	—	—	—	47,485
Dividend to parent	—	—	—	(373,948)	(373,948)

Balance, December 31, 2006	$—	$2,444,485	$2,253	$(954,271)	$1,492,467
Contribution from parent	—	48,395	—	—	48,395
Comprehensive income:
Foreign currency translations	—	—	7,212	—	7,212
Change in unrealized loss of hedging transaction	—	—	(179)	—	(179)
Net income	—	—	—	47,001	47,001

Net comprehensive income	—	—	—	—	54,034
Dividend to parent	—	—	—	(708,808)	(708,808)

Balance, December 31, 2007	$—	$2,492,880	$9,286	$(1,616,078)	$886,088
Contribution from parent	—	24,601	—	—	24,601
Comprehensive income:
Foreign currency translations	—	—	(7,690)	—	(7,690)
Change in unrealized loss of hedging transaction, net of tax $2,398	—	—	(3,635)	—	(3,635)
Net income	—	—	—	11,037	11,037

Net comprehensive loss	—	—	—	—	(288)
Dividend to parent	—	—	—	(93,390)	(93,390)

Balance, December 31, 2008	$—	$2,517,481	$(2,039)	$(1,698,431)	$817,011

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$11,037	$47,001	$45,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,654	306,879	301,685
Non-cash compensation	9,005	27,488	17,906
Amortization included in interest expense	3,703	3,347	2,955
Gain on disposition of assets and investments	(9,177)	(19,362)	(10,862)
Deferred income tax expenses (benefit)	26,208	6,565	(8,951)
Provision for doubtful accounts	14,365	7,166	6,287
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(11,013)	(10,859)	(17,583)
Prepaid expenses	599	(4,159)	(4,780)
Other assets	4,792	(11,221)	6,696
Increase (decrease) in:
Trade accounts payable	(4,452)	5,367	837
Accrued expenses	(23,006)	(13,003)	27,846
Other liabilities	(18,824)	(19,349)	(21,908)

Cash flows provided by operating activities	334,891	325,860	345,360

Cash flows from investing activities:
Capital expenditures	(198,070)	(220,534)	(223,350)
Acquisitions	(249,951)	(153,593)	(227,649)
Decrease (increase) in notes receivable	267	9,420	(1,331)
Proceeds from disposition of assets	10,335	23,626	13,434

Cash flows used in investing activities	(437,419)	(341,081)	(438,896)

Cash flows from financing activities:
Principal payments on long-term debt	(29,412)	(107,585)	(2,303)
Debt issuance costs	(168)	(7,003)	(4,328)
Net proceeds from note offerings and new notes payable	140,000	842,887	412,682
Dividends to parent	(93,390)	(708,808)	(373,948)
Contributions from parent	24,601	48,395	54,027

Cash flows provided by financing activities	41,631	67,886	86,130

Effect of exchange rate changes in cash and cash equivalents	(1,012)	11,587	(217)

Net increase (decrease) in cash and cash equivalents	(61,909)	64,252	(7,623)

Cash and cash equivalents at beginning of period	76,048	11,796	19,419

Cash and cash equivalents at end of period	$14,139	$76,048	$11,796

Supplemental disclosures of cash flow information:
Cash paid for interest	$149,417	$157,549	$97,711

Cash paid for state and federal income taxes	$3,933	$34,249	$28,471

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
     Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 159,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
     In addition, Lamar Media operates a logo sign business in 19 states throughout the United States, Canada and Puerto Rico. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
     Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17, 19 and 21 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
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
(2) Noncash Financing Activities
     For the years ended December 31, 2008, 2007 and 2006 there were no significant non-cash financing activities.
(3) Goodwill and Other Intangible Assets
     The following is a summary of intangible assets at December 31, 2008 and December 31, 2007:

	Estimated	2008		2007
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable
Intangible Assets:
Customer lists and contracts	7 — 10	$465,126	$415,753	$453,305	$400,390
Non-competition agreements	3 — 15	63,407	58,380	60,633	56,900
Site locations	15	1,367,511	649,597	1,304,323	560,706
Other	5 — 15	13,001	12,175	13,002	10,929

		$1,909,045	$1,135,905	$1,831,263	$1,028,925

Unamortizable Intangible Assets:
Goodwill		$1,659,020	$252,766	$1,618,864	$252,766

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The changes in the gross carrying amount of goodwill for the year ended December 31, 2008 are as follows:

Balance as of December 31, 2007	$1,618,864
Goodwill acquired during the year	40,156
Impairment losses	—

Balance as of December 31, 2008	$1,659,020

(4) Accrued Expenses
     The following is a summary of accrued expenses at December 31, 2008 and 2007:

	2008	2007
Payroll	$7,437	$13,629
Interest	36,761	36,882
Other	17,471	25,772

	$61,669	$76,283

(5) Long-term Debt
     Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007
7 1/4% Senior subordinated notes	$387,278	$387,758
Mirror note to parent	287,500	287,500
Bank Credit Agreement	1,290,625	1,181,325
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	203,584	202,202
6 5/8% Senior Subordinated Notes — Series C	262,568	261,181
Other notes with various rates and terms	4,803	5,804

	2,836,358	2,725,770
Less current maturities	(58,751)	(31,742)

Long-term debt excluding current maturities	$2,777,607	$2,694,028

     Long-term debt matures as follows:

2009	$58,751
2010	$405,408
2011	$199,447
2012	$560,818
2013	$434,760
Later years	$1,177,174
(6) Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are required to record the impact of adopting FIN 48 as an adjustment to the January 1, 2007 beginning balance of retained earnings rather than our consolidated statement of income.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     We adopted the provisions of FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of December 31, 2007	$787
Plus: additions based on tax positions related to the current year	34
Plus: additions for tax positions of prior years	47
Less: reductions made for tax positions of prior years	—
Settlements	—

Balance of December 31, 2008	$868

     Included in the balance of unrecognized benefits as of December 31, 2008 are $868, benefits that, if recognized in future periods, would impact our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and included in our accrued current tax liability in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply the policy in the future. During 2008, we accrued $47, in gross interest and penalties.
     In addition, we are subject to both income taxes in the United States and in many of the 50 individual states. In addition, the Company is subject to income taxes in Canada and in the Commonwealth of Puerto Rico. We are open to examination in United States and in various individual states for tax years ended December 2004 through December 2006. We are also open to examination for the years ended 2002-2003 resulting from net operating losses generated and available for carry forward from those years.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     As of December 31, 2008 and December 31, 2007, Lamar Media had income taxes receivable of $22,109 included in other current assets and a payable of $12,853 included in accrued expenses, respectively.
     Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006, consists of:

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. federal	$(13,560)	$25,852	$12,292
State and local	903	2,138	3,041
Foreign	1,363	(1,782)	(419)

	$(11,294)	$26,208	$14,914

Year ended December 31, 2007:
U.S. federal	$22,329	$5,971	$28,300
State and local	7,151	1,150	8,301
Foreign	2,153	(556)	1,597

	$31,633	$6,565	$38,198

Year ended December 31, 2006:
U.S. federal	$39,333	$(8,338)	$30,995
State and local	4,637	(667)	3,970
Foreign	734	54	788

	$44,704	$(8,951)	$35,753

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Income tax expense attributable to continuing operations for the years ended December 31, 2008, 2007 and 2006, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2008 and 2007 and 2006, to income before income taxes as follows:

	2008	2007	2006
Computed expected tax expense	$9,083	$29,819	$28,345
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	1,482	1,105	2,346
Stock-based compensation	2,145	880	1,773
Amortization of non-deductible goodwill	19	24	24
State and local income taxes, net of federal income tax benefit	1,382	6,168	4,287
Undistributed earnings foreign subsidiaries	821	465	—
Valuation allowance	594	(772)	(1,706)
Other differences, net	(612)	509	684

	$14,914	$38,198	$35,753

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 are presented below:

	2008	2007
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$6,124	$4,832
Tax credits	—	8,459
Accrued liabilities not deducted for tax purposes	2,401	2,801
Net operating loss carry forward	—	1,212
Other	423	312

Net current deferred tax asset	$8,948	$17,616

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(33,135)	$(5,707)
Intangibles, due to differences in amortizable lives	(250,574)	(247,907)
Undistributed earnings of foreign subsidiary	(2,112)	(1,290)
Investment in partnership	(126)	(620)
Other, net	(186)	(105)

	$(286,133)	$(255,629)

Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	21,107	26,533
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	933	2,295
Accrued liabilities not deducted for tax purposes	10,965	18,930
Net operating loss carry forward	27,712	13,721
Asset retirement obligation	49,893	45,485
Tax credits	13,362	1,064
Interest rate swap agreement	2,403	—
Charitable contributions carryforward	218	—

Total deferred tax assets	126,593	108,028
Less: valuation allowance	(1,692)	(2,341)

Total net deferred tax assets	124,901	105,687

Net non-current deferred tax liability	$(161,232)	$(149,942)

     During 2008, we generated $81,712 of U.S. net operating losses of which $81,712 will be used to carry back to the 2007 and 2006 tax year. As of December 31, 2008, we had approximately $43,315 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,315 is subject to an IRC §382 limitation of $6,772 per year. Theses carry forwards expire between 2022 through 2028. In addition, we have $13,003 of various credits available to offset future U.S. federal income tax.
     As of December 31, 2008 we have approximately $223,677 state net operating losses before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2008 and 2007 was $1,692 and $2,341, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2008, 2007, 2006 was an increase (decrease) of $594, $(772), $(1,706), respectively.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2008. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
     We have a deferred tax liability of approximately $2,112 for the undistributed earnings of our foreign operations that arose in 2008 and prior years. We have recognized current year tax expense of approximately $821 for the change in this deferred tax liability. As of December 31, 2008, the undistributed earnings of these subsidiaries were approximately $6,034.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(7) Related Party Transactions
     Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.
     On September 30, 2005, Lamar Media Corp. issued a note payable to its parent, Lamar Advertising Company, for $287,500 of which an aggregate principal amount of $287,500 is outstanding bearing interest at 2 7/8% due 2010. The payment terms of this note are identical to Lamar Advertising’s outstanding Convertible Notes due 2010.
     As of December 31, 2008 and December 31, 2007, there was a receivable (payable) to Lamar Advertising Company, its parent, in the amount of $2,221 and $(1,948), respectively.
     Effective December 31, 2008 and December 31, 2007, Lamar Advertising Company contributed $24,601 and $48,395, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
(8) Quarterly Financial Data (Unaudited)

	Year 2008 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$282,776	$323,819	$312,516	$279,308
Net revenues less direct advertising expenses	$177,989	$213,714	$198,839	$171,321
Net (loss) income	$(1,363)	$14,920	$4,002	$(6,522)

	Year 2007 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$275,185	$315,225	$314,253	$304,892
Net revenues less direct advertising expenses	$174,402	$212,456	$212,132	$202,168
Net income	$8,860	$18,959	$14,328	$4,854

SCHEDULE 2
Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period
Year Ended December 31, 2008
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,740	14,365	11,105	$10,000
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,281,690	106,981	—	$1,388,671
Year Ended December 31, 2007
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,400	7,166	6,826	$6,740
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,172,441	109,249	—	$1,281,690
Year Ended December 31, 2006
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,000	6,287	5,887	$6,400
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,050,378	122,063	—	$1,172,441

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
     None
Lamar Media Corp.
     None
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
     The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2008, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
Management’s Report on Internal Control Over Financial Reporting
Lamar Advertising Company
     The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 35 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
     Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 64 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
     None
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.
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

LAMAR ADVERTISING COMPANY
February 26, 2009	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	2/26/09

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/26/09

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/26/09

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/26/09

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/26/09

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/26/09

/s/ Anna Reilly Anna Reilly	Director	2/26/09

/s/ Edward H. McDermott Edward H. McDermott	Director	2/26/09

/s/ John E. Koerner, III John E. Koerner, III	Director	2/26/09

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.
February 26, 2009	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	2/26/09

/s/ Sean E. Reilly Sean E. Reilly	Chief Operating Officer, Vice President and Director	2/26/09

/s/ Keith A. Istre	Chief Financial and Accounting Officer and Director	2/26/09
Keith A. Istre	(Principal Financial and Accounting Officer)

/s/ T. Everett Stewart, Jr. T. Everett Stewart, Jr.	Director	2/26/09

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Stock Purchase Agreement by and among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC, dated February 28, 2008.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 21, 2008 and incorporated herein by reference.

2(b)	Amendment to the Stock Purchase Agreement by and among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC, dated May 16, 2008.	Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 21, 2008 and incorporated herein by reference.

3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3(c)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-12407) filed on November 12, 1999, and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479), and incorporated herein by reference.

4(b)(1)	Indenture dated as of December 23, 2002 between Lamar Media, certain subsidiaries of Lamar Media, as guarantors and Wachovia Bank of Delaware, National, as trustee relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

4(b)(2)	Form of 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(3)	Form of 7 1/4% Exchange Note Due 2013.	Previously filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634) filed on January 21, 2003, and incorporated herein by reference.

4(b)(4)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 9, 2003 relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003, and incorporated herein by reference.

4(b)(5)	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated October 7, 2003 relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of April 5, 2004 relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005 relating to Lamar Media’s 7 1/4% Notes Due 2013 .	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

4(b)(8)	Release of Guaranty under the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries named therein, and Wachovia Bank of Delaware, National Association, as Trustee, by the Trustee, dated as of December 30, 2005 relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.19 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006, and incorporated herein by reference.

4(c)(1)	Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(2)	First Supplemental Indenture to the Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 16, 2003 relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

4(c)(3)	Form of 2 7/8% Convertible Note due 2010.	Previously filed as an exhibit to the First Supplemental Indenture, dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, which was previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003, and incorporated herein by reference.

4(c)(4)	Second Supplemental Indenture, dated as of July 3, 2007 between Lamar Advertising Company and The Bank of New York Trust Company, N.A relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(c)(5)	Form of 2 7/8% Convertible Note due 2010.	Previously filed as an exhibit to the Second Supplemental Indenture, dated as of July 3, 2007 between Lamar Advertising Company and The Bank of New York Trust Company, N.A., which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(d)(1)	Indenture dated as of August 16, 2005 between Lamar Media, the guarantors named therein, and The Bank of New York Trust Company, N.A., as trustee relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005, and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K Form 8-K (1-12407) filed on August 18, 2005, and incorporated herein by reference.

4(d)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005, among Lamar Media Corp., the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006 relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(d)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 between Lamar Media, the guarantors named therein, and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005 relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006, and incorporated herein by reference.

4(e)(1)	Indenture, dated as of August 17, 2006, between Lamar Media, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006, and incorporated herein by reference.

4(e)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006, and incorporated herein by reference.

4(f)(1)	Indenture, dated as of October 11, 2007, between Lamar Media, the Guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

10(a)(1)*	Lamar 1996 Equity Incentive Plan, as amended, as adopted by the Board of Directors on February 23, 2006.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 28, 2006, and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005, and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006, and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(b)*	2000 Employee Stock Purchase Plan.	Previously filed as Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-30242) filed on March 1, 2007, and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (As amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005, and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 20, 2008.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 26, 2008 and incorporated herein by reference.

10(f)(1)	Credit Agreement dated as of March 7, 2003 between Lamar Media and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 10.38 to Lamar Media’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003, and incorporated herein by reference.

10(f)(2)	Amendment No. 1 dated as of January 28, 2004 to the Credit Agreement dated as of March 7, 2003 between Lamar Media, the Subsidiary Guarantors a party thereto and JPMorgan Chase Bank, as administrative agent for the lenders.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated herein by reference.

10(f)(3)	Joinder Agreement dated as of October 7, 2003 to Credit Agreement dated as of March 7, 2003 between Lamar Media and the Subsidiary Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent by Premere Outdoor, Inc.	Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003, and incorporated herein by reference.

10(f)(4)	Joinder Agreement dated as of April 19, 2004 to Credit Agreement dated as of March 7, 2003 between Lamar Media and Lamar Canadian Outdoor Company, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(5)	Joinder Agreement to Credit Agreement dated as of March 7, 2003 among Lamar Media, the Subsidiary Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, as Administrative Agent, by certain of Lamar Media’s subsidiaries, dated as of January 19, 2005.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005, and incorporated herein by reference.

10(g)(1)	Credit Agreement dated as of September 30, 2005 between Lamar Media and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 30, 2005, and incorporated herein by reference.

10(g)(2)	Amendment No. 1 dated as of October 5, 2006 to the Credit Agreement dated as of September 30, 2005 between Lamar Media, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10(g)(3)	Amendment No. 2 dated as of December 11, 2006 to the Credit Agreement dated as of September 30, 2005 between Lamar Media Corp., the Subsidiary Borrower named therein, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006, and incorporated herein by reference.

10(g)(4)	Amendment No. 3 dated as of March 28, 2007 to the Credit Agreement dated as of September 30, 2005 between Lamar Media, the Subsidiary Borrower named therein, the Subsidiary Guarantors named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(g)(5)	Joinder Agreement to Credit Agreement dated as of September 30, 2005 among Lamar Media, the Subsidiary Guarantors party thereto, the Lenders parties thereto, and JPMorgan Chase Bank, as Administrative Agent, by Daum Advertising Company, Inc., dated as of July 21, 2006.	Previously filed as Exhibit 10.18 to Lamar Media’s Form S-4 (File No. 333-138142) filed on October 23, 2006, and incorporated herein by reference.

10(h)	Tranche C Term Loan Agreement dated as of February 6, 2004 between Lamar Media, the Subsidiary Guarantors a party thereto, the Tranche C Loan Lenders a party thereto and JPMorgan Chase Bank, as administrative agent.	Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(i)	Tranche D Term Loan Agreement dated August 12, 2004 among Lamar Media, the Subsidiary Guarantors thereunder, the Lenders party thereto and JP Morgan Chase Bank, as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004, and incorporated herein by reference.

10(j)	Series A Incremental Loan Agreement dated as of February 8, 2006 between Lamar Media, the Subsidiary Guarantors named therein, the Series A Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Company.	Previously filed as Exhibit 10.15 of the Company’s on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006, and incorporated herein by reference.

10(k)	Series B Incremental Loan Agreement dated as of October 5, 2006 between Lamar Media, the Subsidiary Guarantors named therein, the Series B Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent for the Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10(l)	Series C Incremental Loan Agreement dated as of December 21, 2006 between Lamar Media Corp., Lamar Transit Advertising Canada Ltd., the Subsidiary Guarantors named therein, the Series C Incremental Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and JPMorgan Chase Bank, N.A., Toronto Branch, acting as sub-agent of the Administrative Agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 22, 2006, and incorporated herein by reference.

10(m)	Series D Incremental Loan Agreement dated as of January 17, 2007 between Lamar Advertising of Puerto Rico, Inc., Lamar Media, the Subsidiary Guarantors named therein, the Series D Incremental Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

10(n)	Series E Incremental Loan Agreement dated as of March 28, 2007 between Lamar Media, the Subsidiary Guarantors named therein, the Series E Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(o)	Series F Incremental Loan Agreement dated as of March 28, 2007 between Lamar Media, the Subsidiary Guarantors named therein, the Series F Incremental Lenders named therein and JPMorgan Chase Bank, N.A., as Administrative Agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.