Form 10-Q
period 2009-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2009-05-07
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months or (for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2009: 76,508,624
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2009: 15,172,865
The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2009: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	market opportunities and competitive positions;

•	estimated risks; and

•	stock price.
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	the severity and length of the current economic recession and its affect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of businesses that the Company acquires and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	the Company’s ability to successfully implement its digital deployment strategy; and

•	changes in accounting principles, policies or guidelines.
The forward-looking statements in this report are based on the Company’s current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, the Company cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. (“Lamar Media”) expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report.
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2008 of the Company and Lamar Media (the “2008 Combined Form 10-K”), as updated by the risk factors included in the Current Report on Form 8-K for the Company and Lamar Media filed on March 19, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$193,752	$14,139
Receivables, net of allowance for doubtful accounts of $10,000 in 2009 and 2008	152,455	155,043
Prepaid expenses	61,175	44,377
Deferred income tax assets	9,159	8,949
Other current assets	39,469	38,475

Total current assets	456,010	260,983

Property, plant and equipment	2,856,360	2,900,970
Less accumulated depreciation and amortization	(1,315,159)	(1,305,937)

Net property, plant and equipment	1,541,201	1,595,033

Goodwill	1,415,817	1,416,396
Intangible assets	746,541	773,764
Deferred financing costs, net of accumulated amortization of $37,952 and $36,670 in 2009 and 2008, respectively	30,563	24,372
Other assets	44,888	46,477

Total assets	$4,235,020	$4,117,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,269	$15,108
Current maturities of long-term debt	77,995	58,751
Accrued expenses	48,588	72,407
Deferred income	37,500	30,612

Total current liabilities	176,352	176,878

Long-term debt	2,907,164	2,755,698
Deferred income tax liabilities	123,546	134,647
Asset retirement obligation	159,784	160,723
Other liabilities	13,688	15,354

Total liabilities	3,380,534	3,243,300

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2009 and 2008	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2009 and 2008	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 93,453,877 and 93,339,895 shares issued at 2009 and 2008, respectively; 76,508,624 and 76,401,592 issued and outstanding at 2009 and 2008, respectively	93	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,172,865 shares issued and outstanding at 2009 and 2008	15	15
Additional paid-in capital	2,350,149	2,347,854
Accumulated comprehensive income	(2,105)	(2,039)
Accumulated deficit	(610,258)	(588,834)
Cost of shares held in treasury, 16,945,253 and 16,938,303 shares in 2009 and 2008, respectively	(883,408)	(883,364)

Stockholders’ equity	854,486	873,725

Total liabilities and stockholders’ equity	$4,235,020	$4,117,025

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2009	2008
		(As adjusted)
Net revenues	$247,248	$282,776

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	100,321	104,787
General and administrative expenses (exclusive of depreciation and amortization)	46,328	51,987
Corporate expenses (exclusive of depreciation and amortization)	10,875	13,197
Depreciation and amortization	85,774	77,693
Gain on disposition of assets	(652)	(943)

	242,646	246,721

Operating income	4,602	36,055

Other expense (income)
Gain on disposition of/return on investment	—	(1,533)
Interest income	(145)	(449)
Interest expense	36,350	43,488

	36,205	41,506

Loss before income tax benefit	(31,603)	(5,451)
Income tax benefit	(10,270)	(2,244)

Net loss	(21,333)	(3,207)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(21,424)	$(3,298)

Earnings per share:
Basic loss per share	$(0.23)	$(0.04)

Diluted loss per share	$(0.23)	$(0.04)

Cash dividends declared per share of common stock	$—	$—

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	91,579,117	93,429,973
Incremental common shares from dilutive stock options	95,382	252,495
Incremental common shares from convertible debt	—	—

Weighted average common shares diluted	91,674,499	93,682,468

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net loss	$(21,333)	$(3,207)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,774	77,693
Non-cash equity-based compensation	1,505	1,410
Amortization included in interest expense	1,282	1,245
Gain on disposition of/return on assets and investments	(652)	(2,476)
Deferred tax benefit	(10,888)	(2,865)
Provision for doubtful accounts	2,374	2,459
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	5,520	(2,665)
Prepaid expenses	(16,198)	(19,571)
Other assets	(2,879)	(4,668)
Increase (decrease) in:
Trade accounts payable	(2,838)	1,571
Accrued expenses	(23,389)	(24,708)
Other liabilities	1,083	(4,579)

Net cash provided by operating activities	19,361	19,639

Cash flows from investing activities:
Acquisitions	(107)	(68,006)
Capital expenditures	(10,058)	(50,245)
Proceeds from disposition of assets	6,534	4,883
Payments received on notes receivable	43	76

Net cash used in investing activities	(3,588)	(113,292)

Cash flows from financing activities:
Cash used for purchase of treasury stock	—	(53,004)
Net proceeds from issuance of common stock	790	2,961
Principal payments on long term debt	(4,216)	(4,568)
Net (payments) borrowings under credit agreement	(140,000)	95,000
Net proceeds from note offering	314,927	—
Debt issuance costs	(7,475)	(168)
Dividends	(91)	(91)

Net cash provided by financing activities	163,935	40,130

Effect of exchange rate changes in cash and cash equivalents	(95)	(3,664)

Net increase (decrease) in cash and cash equivalents	179,613	(57,187)
Cash and cash equivalents at beginning of period	14,139	76,048

Cash and cash equivalents at end of period	$193,752	$18,861

Supplemental disclosures of cash flow information:
Cash paid for interest	$54,787	$54,463

Cash paid for foreign, state and federal income taxes	$—	$994

Common stock issuance related to acquisitions	$—	$—

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2008 Combined Form 10-K.
2. Stock-Based Compensation
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 10 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Statement of Financial Accounting Standard No. 123R, Shared-based Payment, (“SFAS 123R”). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 5,000 shares of its Class A common stock during the three months ended March 31, 2009.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of Class A common stock for issuance to employees. The following is a summary of ESPP share activity for the three months ended March 31, 2009:

Shares
Available for future purchases, January 1, 2009	238,087
Purchases	95,383

Available for future purchases, March 31, 2009	142,704

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, awarded based upon achievement of certain enumerated performance goals, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2009 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2010. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. We also issue shares of restricted and unrestricted stock to our non-employee directors as part of their compensation for board service. Through March 31, 2009, the Company has recorded $68 as compensation expense related to both the executive performance based and non-employee director agreements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
3. Adopted and Recently Issued Accounting Pronouncements
On January 1, 2009, we adopted the Financial Accounting Standards Board’s (“FASB”) Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion. FSP APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt (unsecured debt) borrowing rate when interest cost is recognized. FSP APB 14-1 requires bifurcation of a component of the debt, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as part of interest expense in our consolidated statements of operations.
Once adopted, FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The adoption of FSP APB 14-1 affects the accounting for our 2 7/8% Convertible Notes due 2010 and 2 7/8% Convertible Notes due 2010 — Series B. The Company used an effective interest rate of 7.50% to calculate the initial debt discount and will amortize this debt discount through December 31, 2010. The carrying amount of the equity component was $24,143 at December 31, 2008 and March 31, 2009. The principal amount of the liability component, its unamortized discount and its net carrying value for the periods ended December 31, 2008 and March 31, 2009 are as follows:

			Net
Period	Principal	Unamortized	Carrying
Ended	Amount	Discount	Value
December 31, 2008	$287,500	$21,909	$265,591
March 31, 2009	$287,500	$18,978	$268,522
The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items:

	Three months ended
	March 31, 2008
	Originally	As
	Reported	Adjusted
Consolidated Statements of Operations:
Interest expense	$40,768	$43,488
Income tax benefit	(1,197)	(2,244)
Net loss applicable to common stock	(1,625)	(3,298)
Basic and diluted loss per share	$(0.02)	$(0.04)

	December 31, 2008
	Originally	As
	Reported	Adjusted
Consolidated Balance Sheet:
Long-term debt	$2,777,607	$2,755,698
Deferred income tax liability	126,212	134,647
Additional paid-in capital	2,323,711	2,347,854
Accumulated deficit	(578,165)	(588,834)
Stockholders’ equity	860,251	873,725
4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended
	March 31,
	2009	2008
Direct advertising expenses	$81,322	$73,264
General and administrative expenses	1,606	1,635
Corporate expenses	2,846	2,794

	$85,774	$77,693

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2009 and December 31, 2008.

	Estimated	March 31, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7 — 10	$ 465,070	$ 419,223	$ 465,126	$ 415,753
Non-competition agreements	3 — 15	63,405	58,742	63,407	58,380
Site locations	15	1,367,191	672,299	1,367,511	649,596
Other	5 — 15	13,608	12,469	13,608	12,159

		1,909,274	1,162,733	1,909,652	1,135,888
Unamortizable Intangible Assets:
Goodwill		$1,669,452	$ 253,635	$1,670,031	$ 253,635
6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2008	$160,723
Additions to asset retirement obligations	9
Accretion expense	2,615
Liabilities settled	(3,563)

Balance at March 31, 2009	$159,784

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
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
7. Fair Value Hedging — Interest Rate Swaps (continued)
The Company entered into two interest rate swap agreements in December 2007 that mature in December 2009. One interest rate swap converts $100,000 of variable rate debt to 3.89% fixed rate debt, while the other converts $100,000 of variable rate debt to 3.99% fixed rate debt. The derivatives were designated as cash flow hedges. The fair market values at March 31, 2009, and December 31, 2008 were $(5,202) and $(6,212) respectively and are reflected in other liabilities and other comprehensive income, net of taxes, on the balance sheet.
8. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not a guarantors are in the aggregate minor. Lamar Media’s ability to make distributions to Lamar Advertising is restricted under the terms of its bank credit facility and the indentures relating to Lamar Media’s outstanding notes. As of March 31, 2009 and December 31, 2008, Lamar Media was permitted to make transfers to Lamar Advertising in the form of cash dividends, loans on advances in amounts up to $1,017,832 and $970,420, respectively.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128, “Earnings Per Share.” Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 95,382 and 252,495 for the three months ended March 31, 2009 and 2008. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 5,879,893 for the three months ended March 31, 2009 and 2008.
10. Long-term Debt
On March 27, 2009, Lamar Media completed an institutional private placement of $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014 (the “Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489. The Notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act.
The Notes mature on April 1, 2014 and bear interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the Notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.
Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 109.75% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 1, 2012. At any time prior to April 1, 2014, Lamar Media may redeem some or all of the Notes at a price equal to 100% of the principal amount plus a make-whole premium. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
11. Disclosures About Fair Value of Financial Instruments
At March 31, 2009, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009:

As of March 31, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Financial liabilities
Long-term debt (including current maturities)	$2,985,159	$2,640,174	$2,640,174	$—	$—
Hedging instrument	$5,202	$5,202	$—	$5,202	$—
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
12. Subsequent Events
On March 23, 2009, the Company commenced a tender offer to purchase for cash any and all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on April 17, 2009. As a result of the tender offer, Lamar accepted for payment $153,633 in principle amount of notes at a purchase price of 92% of the original principal amount of the notes, plus with respect to such convertible notes, all accrued and unpaid interest up to, but not including, the payment date of April 20, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the note, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
12. Subsequent Events (continued)
On April 2, 2009, Lamar Media Corp. entered into Amendment No. 4 (“Amendment No. 4”) to its existing senior credit facility dated as of September 30, 2005 (as amended, the “Credit Agreement”) together with its subsidiary guarantors, its subsidiary borrowers, the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”) to, among other things (i) reduce the amount of the revolving credit commitments available thereunder from $400,000 to $200,000 (ii) increase the interest rate margins for the revolving credit facility and term loans under the Credit Agreement, (iii) make certain changes to the provisions regarding mandatory prepayments of loans, (iv) amend certain financial covenants and (v) cause Lamar Media and the subsidiary guarantors to pledge additional collateral of Lamar Media and its subsidiaries, including certain owned real estate properties, to secure loans made under the Credit Agreement. Amendment No. 4 and the changes it made to the Credit Agreement were effective as of April 6, 2009.
Amendment No. 4 also reduced our incremental loan facility from $500,000 to $300,000. The incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $300,000. Lamar Media’s lenders have no obligation to make additional loans out of the $300,000 incremental facility, but may enter into such commitments at their sole discretion.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193,752	$14,139
Receivables, net of allowance for doubtful accounts of $10,000 in 2009 and 2008	152,455	155,043
Prepaid expenses	61,175	44,377
Deferred income tax assets	9,159	8,948
Other current assets	43,104	39,183

Total current assets	459,645	261,690

Property, plant and equipment	2,856,360	2,900,970
Less accumulated depreciation and amortization	(1,315,159)	(1,305,937)

Net property, plant and equipment	1,541,201	1,595,033

Goodwill	1,405,665	1,406,254
Intangible assets	745,918	773,140
Deferred financing costs net of accumulated amortization of $23,788 and $22,817 in 2009 and 2008, respectively	25,039	18,538
Other assets	39,693	43,412

Total assets	$4,217,161	$4,098,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,269	$15,108
Current maturities of long-term debt	77,995	58,751
Accrued expenses	38,120	61,669
Deferred income	37,500	30,612

Total current liabilities	165,884	166,140

Long-term debt	2,926,142	2,777,607
Deferred income tax liabilities	151,417	161,232
Asset retirement obligation	159,784	160,723
Other liabilities	13,688	15,354

Total liabilities	3,416,915	3,281,056

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2009 and 2008	—	—
Additional paid-in-capital	2,519,776	2,517,481
Accumulated comprehensive income	(2,105)	(2,039)
Accumulated deficit	(1,717,425)	(1,698,431)

Total stockholder’s equity	800,246	817,011

Total liabilities and stockholder’s equity	$4,217,161	$4,098,067

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2009	2008
Net revenues	$247,248	$282,776

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	100,321	104,787
General and administrative expenses (exclusive of depreciation and amortization)	46,328	51,987
Corporate expenses (exclusive of depreciation and amortization)	10,449	13,042
Depreciation and amortization	85,774	77,693
Gain on disposition of assets	(652)	(943)

	242,220	246,566

Operating income	5,028	36,210

Other expense (income)
Gain on disposition of/return on investment	—	(1,533)
Interest income	(145)	(449)
Interest expense	33,108	40,620

	32,963	38,638

Loss before income tax benefit	(27,935)	(2,428)

Income tax benefit	(8,984)	(1,065)

Net loss	$(18,951)	$(1,363)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(18,951)	$(1,363)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85,774	77,693
Non-cash equity based compensation	1,505	1,410
Amortization included in interest expense	972	1,097
Gain on disposition of/return on assets and investments	(652)	(2,476)
Deferred tax benefit	(9,602)	(1,686)
Provision for doubtful accounts	2,374	2,459
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	5,520	(2,665)
Prepaid expenses	(16,198)	(19,571)
Other assets	(2,970)	(1,612)
Increase (decrease) in:
Trade accounts payable	(2,838)	1,571
Accrued expenses	(23,117)	(24,375)
Other liabilities	1,175	(5,253)

Net cash provided by operating activities	22,992	25,229

Cash flows from investing activities:
Acquisitions	(107)	(68,006)
Capital expenditures	(10,058)	(50,245)
Proceeds from disposition of assets	6,534	4,883
Payment received on notes receivable	43	76

Net cash used in investing activities	(3,588)	(113,292)

Cash flows from financing activities:
Principle payments long-term debt	(7,148)	(7,288)
Debt issuance costs	(7,475)	(168)
Net (payments) borrowings under credit agreement	(140,000)	95,000
Net proceeds on note offering	314,927	—
Dividend to parent	—	(53,004)

Net cash provided by financing activities	160,304	34,540

Effect of exchange rate changes in cash and cash equivalents	(95)	(3,664)
Net increase (decrease) in cash and cash equivalents	179,613	(57,187)
Cash and cash equivalents at beginning of period	14,139	76,048

Cash and cash equivalents at end of period	$193,752	$18,861

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,545	$54,463

Cash paid for foreign, state and federal income taxes	$—	$994

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2008 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 4, 5, 6, 7, 8, 9, 10, 11 and a portion of 12 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward—Looking Statements” and in Item 1A to the 2008 Combined Form 10-K, as updated by the risk factors included in the Current Report on Form 8-K for the Company and Lamar Media filed on March 19, 2009. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Since December 31, 2005, the Company has completed strategic acquisitions of outdoor advertising assets and site easements for an aggregate purchase price of approximately $631.3 million, The Company has historically financed its acquisitions and intends to finance its future acquisition activity, if any, from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. Due to the current economic recession, however, the Company expects to significantly reduce its acquisition activity during 2009.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	(in thousands)
	2009	2008
Total capital expenditures:
Billboard — traditional	$2,844	$18,452
Billboard — digital	4,318	25,242
Logos	662	1,654
Transit	988	90
Land and buildings	384	983
Operating equipment	862	3,824

Total capital expenditures	$10,058	$50,245

RESULTS OF OPERATIONS
Three Months ended March 31, 2009 compared to Three Months ended March 31, 2008
Net revenues decreased $35.6 million or 12.6% to $247.2 million for the three months ended March 31, 2009 from $282.8 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $32.5 million or 12.6% over the prior period, a decrease in logo sign revenue of $1.2 million, which represents a decrease of 9.8% over the prior period, and a $1.9 million decrease in transit revenue over the prior period, which represents a decrease of 14.4% over the prior period.
For the three months ended March 31, 2009, there was a $44.5 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2008. The $44.5 million decrease in revenue primarily consists of a $42.0 million decrease in billboard revenue and a $2.2 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This decrease in revenue represents a decrease of 15.3% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $12.5 million or 7.4% to $157.5 million for the three months ended March 31, 2009 from $170.0 million for the same period in 2008. There was a $10.2 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $2.3 million decrease in corporate expenses.
Depreciation and amortization expense increased $8.1 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the acceleration of depreciation in non performing structures dismantled during the period.
Due to the above factors, operating income decreased $31.5 million to $4.6 million for the three months ended March 31, 2009 compared to $36.1 million for the same period in 2008.
In the first quarter of 2008, the Company recognized a $1.5 million return on an investment compared to no gain recognized in the first quarter of 2009.
Interest expense decreased $7.1 million from $43.5 million for the three months ended March 31, 2008, as adjusted, to $36.4 million for the three months ended March 31, 2009 due to an overall decrease in interest rates.
The decrease in operating income and the decrease in the gain on disposition of/return on investments described above, offset by the decrease in interest expense resulted in a $26.2 million increase in loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $8.0 million for the three months ended March 31, 2009 over the same period in 2008. The effective tax rate for the three months ended March 31, 2009 was 32.5%, which is less than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123R and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2009 of $21.3 million, as compared to a net loss, as adjusted, of $3.2 million for the same period in 2008.
Reconciliations:
Because acquisitions occurring after December 31, 2007 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue for the three months ended March 31, 2008 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2008 that corresponds with the actual period we have owned the assets in 2009 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 reported net revenue for the three months ended March 31, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2008
(in thousands)
Reported net revenue	$282,776
Acquisition net revenue	9,014

Acquisition-adjusted net revenue	$291,790

Comparison of 2009 Reported Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Reported net revenue	$247,248	$282,776
Acquisition net revenue	—	9,014

Adjusted totals	$247,248	$291,790

LIQUIDITY AND CAPITAL RESOURCES
Overview
In light of the worsening economic climate in the fourth quarter of 2008 that has continued in 2009 we took certain steps to reduce our overall operating expenses. These steps included reducing operating expenses and non-essential capital expenditures and significantly reducing acquisition activity. As part of the overall reductions in operating expenses, the Company reduced its workforce from approximately 3,500 to 3,100, which represents a decrease of approximately 11%.
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the Senior credit facility and maintains all corporate cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.
Sources of Cash
Total Liquidity at March 31, 2009. As of March 31, 2009 we had approximately $581.0 million of total liquidity, which is comprised of approximately $193.8 million in cash and cash equivalents and the ability to draw approximately $387.2 million under our revolving senior credit facility.
Cash Generated by Operations. For the three months ended March 31, 2009 and 2008 our cash provided by operating activities was $19.4 million and $19.6 million, respectively. While our net loss was approximately $21.3 million for the three months ended March 31, 2009, we generated cash from operating activities of $19.4 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $79.4 million, which primarily consisted of depreciation and amortization of $85.8 million partially offset by the recognition of deferred tax benefits of $10.9 million. In addition, there was a decrease in working capital of $38.7 million. We expect to generate cash flows from operations during 2009 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for reducing outstanding indebtedness. See “— Cash Flows” for more information.
Note Offerings and Tender Offer. On March 27, 2009, Lamar Media completed an institutional private placement of $350 million in aggregate principal amount (approximately $314.9 million in gross proceeds) of 9 3/4% Senior Notes due 2014 (the “Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $306.5 million. The Notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act.

The Notes mature on April 1, 2014 and bear interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the indenture will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.
Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 109.75% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 1, 2012. At any time prior to April 1, 2014, Lamar Media may redeem some or all of the Notes at a price equal to 100% of the principal amount plus a make-whole premium. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any), up to, but not including the repurchase date.
Lamar Media ultimately intends to distribute the proceeds of this offering, after the payment of fees and expenses, to Lamar Advertising in order to enable the Company to repurchase some or all of its outstanding 2 7/8% Convertible Notes due 2010—Series B (pursuant to a tender offer, one or more open market transactions or individually negotiated transactions) or to fund repayment of the Company’s convertible notes at maturity. Pending completion of the tender offer for the 2 7/8% Convertible Notes due 2010—Series B commenced by the Company on March 23, 3009, Lamar Media used $140 million of proceeds to temporarily pay down its revolving credit facility. On expiration of the tender offer at midnight at the end of April 17, 2009, the Company accepted for payment approximately $153.6 million principal amount of its outstanding 2 7/8% Convertible Notes due 2010—Series B at a purchase price of $920 per $1,000 principal amount of convertible notes, plus, with respect to such convertible notes, all accrued and unpaid interest up to, but not including, the payment date of April 20, 2009.
Credit Facilities. As of March 31, 2009, Lamar Media had approximately $387.2 million of unused capacity under the revolving credit facility included in its senior credit facility prior to the reduction in revolver credit commitments resulting from Amendment No. 4 to its senior credit facility as discussed below. The senior credit facility was refinanced on September 30, 2005 and was comprised of a $400.0 million revolving senior credit facility and a $400.0 million term facility. Lamar Media and certain of its subsidiaries also borrowed $789.0 million in term loans as a result of incremental borrowings (Series A through Series F) during 2006 and 2007 under the incremental facility included in our senior credit facility. In addition to those incremental borrowings, the incremental facility existing at March 31, 2009 permitted Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The aggregate balance outstanding under our senior credit facility March 31, 2009 was $1.14 billion.
On April 2, 2009, Lamar Media Corp. entered into Amendment No. 4 (“Amendment No. 4”) to its existing senior credit facility dated as of September 30, 2005 (as amended, the “Credit Agreement”) together with its subsidiary guarantors, its subsidiary borrowers, the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”) to, among other things (i) reduce the amount of the revolving credit commitments available thereunder from $400 million to $200 million (ii) increase the interest rate margins for the revolving credit facility and term loans under the Credit Agreement, (iii) make certain changes to the provisions regarding mandatory prepayments of loans, (iv) amend certain financial covenants and (v) cause Lamar Media and the subsidiary guarantors to pledge additional collateral of Lamar Media and its subsidiaries, including certain owned real estate properties, to secure loans made under the Credit Agreement. Amendment No. 4 and the changes it made to the Credit Agreement were effective as of April 6, 2009.
Amendment No. 4 also reduced our incremental loan facility from $500 million to $300 million. The incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $300 million. Lamar Media’s lenders have no obligation to make additional loans out of the $300 million incremental facility, but may enter into such commitments at their sole discretion.

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
     Restrictions Under Senior Subordinated Debt Securities. Currently Lamar Media has outstanding $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003, (the “7 1/4% Notes”), $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275 million 6 5/8% Senior Subordinated Notes due 2015 Series-C issued in October 2007 (collectively, the “6 5/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1 pursuant to the 7 1/4% Notes indenture and (b) 7.0 to 1, pursuant to the 6 5/8% Notes indentures. In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
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
     Restrictions Under Senior Debt Securities. Currently Lamar Media has outstanding $350.0 million 9 3/4% Senior Notes due 2014 (the “9 3/4% Notes”). The indenture relating to Lamar Media’s 9 3/4% Senior Notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the senior leverage ratio (defined as total Indebtedness other than any Indebtedness that is contractually subordinated to the 9 3/4% Notes to trailing four fiscal quarter EBITDA (as defined in the indenture)) would be less than 3.25 to 1. In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
•	up to $1.4 billion of indebtedness under its senior credit facility;

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets;

•	certain indebtedness that is contractually subordinated to the 9 3/4% Notes and the guarantees so long as after giving effect to the incurrence of such indebtedness and the issuance and the receipt and application of the proceeds thereof, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indenture)) is less than 6.5 to 1; and

•	additional debt not to exceed $50 million.
     Restrictions Under Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the Credit Agreement governing its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At March 31, 2009 and currently Lamar Media is in compliance with all such tests.
     At March 31, 2009 Lamar Media was required to comply with the following financial ratios under its senior credit facility:
•	a total holdings debt ratio, defined as total consolidated debt to EBITDA for the most recent four fiscal quarters, of not greater than 6.00 to 1.

•	a fixed charges coverage ratio, defined as EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
          As defined under Lamar Media’s senior credit facility at March 31, 2009, EBITDA was, for any period, operating income for Lamar Media and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period and (except to the extent received or paid in cash by Lamar Media or any of its restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. Any dividend payment made by Lamar Media or any of its restricted subsidiaries to Lamar Advertising Company during any period to enable Lamar Advertising Company to pay certain qualified expenses on behalf of Lamar Media and its subsidiaries shall be treated as operating expenses of Lamar Media for the purposes of calculating EBITDA for such period if and to the extent such operating expenses would be deducted in the calculations of EBITDA if funded directly by Lamar Media or any restricted subsidiary. EBITDA under the senior credit facility is also adjusted to reflect certain acquisitions or dispositions as if such acquisitions or dispositions were made on the first day of such period.
     Lamar Media must be in compliance with the following financial ratios under its senior credit facility as amended by Amendment No. 4 to the Credit Agreement governing the senior credit facility, which was effective on April 6, 2009:
•	a total holdings debt ratio, defined as total consolidated debt (including debt of Lamar Advertising Company) to EBITDA, as defined below, for the most recent four fiscal quarters as set forth below, of not greater than:

Period	Ratio
April 6, 2009 through and including June 30, 2010	7.75 to 1.00
Thereafter through and including December 31, 2010	7.50 to 1.00
Thereafter through and including March 31, 2011	7.00 to 1.00
Thereafter through and including June 30, 2011	6.75 to 1.00
Thereafter through and including September 30, 2011	6.25 to 1.00
Thereafter	6.00 to 1.00
•	a senior debt ratio, defined as total senior debt to EBITDA, as defined below, for the most recent four fiscal quarters as set forth below, of not greater than:

Period	Ratio
April 6, 2009 through and including March 31, 2010	4.25 to 1.00
Thereafter through and including September 30, 2010	4.00 to 1.00
Thereafter through and including December 31, 2010	3.75 to 1.00
Thereafter through and including March 31, 2011	3.50 to 1.00
Thereafter through and including September 30, 2011	3.25 to 1.00
Thereafter through and including December 30, 2011	3.00 to 1.00
Thereafter	2.00 to 1.00

•	a fixed charges coverage ratio, defined as EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
The definition of “EBITDA” was revised in Amendment No. 4 as follows: “EBITDA” means, for any period, operating income for the Company and its subsidiaries (other than any unrestricted subsidiary) (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring charges and cash severance charges in the fiscal years ending on December 31, 2008 and 2009 (which charges shall not in the aggregate exceed $2.5 million for such fiscal years) for such period and (except to the extent received or paid in cash by the Company or any of its subsidiaries (other than any unrestricted subsidiary) income or loss attributable to equity in Affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any Casualty Events and Dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.
The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through the year 2009. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $10.1 million for the three months ended March 31, 2009. We anticipate our 2009 total capital expenditures to be between $35 million and $40 million.
Acquisitions. Due to the current economic recession, the Company intends to significantly reduce its acquisition activity for the year ended December 31, 2009. Consequently, during the three months ended March 31, 2009, the Company’s acquisition activity was $0.1 million and was financed with cash on hand.
Tender Offer. On March 23, 2009, the Company commenced a tender offer to purchase for cash any and all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on April 17, 2009. As a result of the tender offer, Lamar accepted for payment $153.6 million principle amount of notes at a purchase price of 92% of the original principal amount of the notes, plus, with respect to such notes, all accrued and unpaid interest up to, but not including, the payment date of April 20 2009. The Company used the proceeds from its $350 million ($314.9 million gross proceeds) 9 3/4% Senior Note offering to fund the tender offer.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related note.
RESULTS OF OPERATIONS
Three Months ended March 31, 2009 compared to Three Months ended March 31, 2008
Net revenues decreased $35.6 million or 12.6% to $247.2 million for the three months ended March 31, 2009 from $282.8 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $32.5 million or 12.6% over the prior period, a decrease in logo sign revenue of $1.2 million, which represents a decrease of 9.8% over the prior period, and a $1.9 million decrease in transit revenue over the prior period, which represents a decrease of 14.4% over the prior period.
For the three months ended March 31, 2009, there was a $44.5 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2008. The $44.5 million decrease in revenue primarily consists of a $42.0 million decrease in billboard revenue and a $2.2 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This decrease in revenue represents a decrease of 15.3% over the period and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $12.7 million or 7.5% to $157.1 million for the three months ended March 31, 2009 from $169.8 million for the same period in 2008. There was a $10.1 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $2.6 million decrease in corporate expenses.

Depreciation and amortization expense increased $8.1 million for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, primarily due to the acceleration of depreciation in non performing structures dismantled during the period.
Due to the above factors, operating income decreased $31.2 million to $5.0 million for the three months ended March 31, 2009 compared to $36.2 million for the same period in 2008.
In the first quarter of 2008, Lamar Media recognized a $1.5 million return on an investment compared to no gain recognized in the first quarter of 2009.
Interest expense decreased $7.5 million from $40.6 million for the three months ended March 31, 2008 to $33.1 million for the three months ended March 31, 2009 due to an overall decrease in interest rates.
The decrease in operating income and the decrease in the gain on disposition of return on investments described above, offset by the decrease in interest expense resulted in a $25.5 million increase in loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $7.9 million for the three months ended March 31, 2009 over the same period in 2008. The effective tax rate for the three months ended March 31, 2009 was 32.2%, which is less than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123R and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2009 of $19.0 million, as compared to a net loss of $1.4 million for the same period in 2008.
Reconciliations:
Because acquisitions occurring after December 31, 2007 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue for the three months ended March 31, 2008 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2008 that corresponds with the actual period we have owned the assets in 2009 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 reported net revenue for the three months ended March 31, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2008
(in thousands)
Reported net revenue	$282,776
Acquisition net revenue	9,014

Acquisition-adjusted net revenue	$291,790

Comparison of 2009 Reported Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2009	2008
	(in thousands)
Reported net revenue	$247,248	$282,776
Acquisition net revenue	—	9,014

Adjusted totals	$247,248	$291,790

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2009 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2008 Combined Form 10-K.
Loans under Lamar Media’s senior credit facility bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.
At March 31, 2009 there was approximately $1.14 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 38.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2009 with respect to borrowings under the senior credit facility was $7.6 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2009 was 1.8%. Assuming that the weighted average interest rate was 200-basis points higher (that is 3.8% rather than 1.8%), then the Company’s three months ended March 31, 2009 interest expense would have been approximately $6.5 million higher resulting in a $2.1 million increase in the Company’s three months ended March 31, 2009 net loss.

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

LAMAR ADVERTISING COMPANY
DATED: May 7, 2009	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: May 7, 2009	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Indenture, dated as of March 27, 2009, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee (including the Form of Note). Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of March 27, 2009, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.