Form 10-Q
period 2009-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2009-08-07
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months or (for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 30, 2009: 76,577,688
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 30, 2009: 15,172,865
The number of shares of Lamar Media Corp. common stock outstanding as of July 30, 2009: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this combined Quarterly Report on Form 10-Q of Lamar Advertising Company (“Lamar Advertising” or the “Company”) and Lamar Media Corp. (“Lamar Media”) is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	expected operating results;
•	business plans, objectives, prospects, growth and operating activities;
•	market opportunities and competitive position;
•	acquisition opportunities; and
•	stock price.
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

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2009	2008
		(As adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$157,570	$14,139
Receivables, net of allowance for doubtful accounts of $10,000 in 2009 and 2008	156,954	155,043
Prepaid expenses	62,659	44,377
Deferred income tax assets	8,643	8,949
Other current assets	39,519	38,475

Total current assets	425,345	260,983

Property, plant and equipment	2,848,114	2,900,970
Less accumulated depreciation and amortization	(1,349,701)	(1,305,937)

Net property, plant and equipment	1,498,413	1,595,033

Goodwill	1,416,024	1,416,396
Intangible assets	720,845	773,764
Deferred financing costs, net of accumulated amortization of $36,330 and $36,670 in 2009 and 2008, respectively	37,779	24,372
Other assets	45,286	46,477

Total assets	$4,143,692	$4,117,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,597	$15,108
Current maturities of long-term debt	96,468	58,751
Accrued expenses	81,378	72,407
Deferred income	37,014	30,612

Total current liabilities	226,457	176,878

Long-term debt	2,781,605	2,755,698
Deferred income tax liabilities	111,493	134,647
Asset retirement obligation	159,527	160,723
Other liabilities	13,275	15,354

Total liabilities	3,292,357	3,243,300

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2009 and 2008	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2009 and 2008	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 93,522,941 and 93,339,895 shares issued at 2009 and 2008, respectively; 76,577,688 and 76,401,592 outstanding at 2009 and 2008, respectively	94	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,172,865 shares issued and outstanding at 2009 and 2008	15	15
Additional paid-in capital	2,355,909	2,347,854
Accumulated comprehensive income (deficit)	893	(2,039)
Accumulated deficit	(622,168)	(588,834)
Cost of shares held in treasury, 16,945,253 and 16,938,303 shares in 2009 and 2008, respectively	(883,408)	(883,364)

Stockholders’ equity	851,335	873,725

Total liabilities and stockholders’ equity	$4,143,692	$4,117,025

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
		(As adjusted)		(As adjusted)
Net revenues	$274,736	$323,819	$521,984	$606,595

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	99,414	110,105	199,735	214,892
General and administrative expenses (exclusive of depreciation and amortization)	48,275	54,242	94,603	106,229
Corporate expenses (exclusive of depreciation and amortization)	10,783	15,633	21,658	28,830
Depreciation and amortization	83,489	79,303	169,263	156,996
Gain on disposition of assets	(1,221)	(2,069)	(1,873)	(3,012)

	240,740	257,214	483,386	503,935

Operating income	33,996	66,605	38,598	102,660

Other expense (income)
Gain on extinguishment of debt	(3,539)	—	(3,539)	—
Gain on disposition of investment	—	—	—	(1,533)
Interest income	(169)	(231)	(314)	(680)
Interest expense	56,645	41,937	92,995	85,425

	52,937	41,706	89,142	83,212

(Loss) income before income tax expense	(18,941)	24,899	(50,544)	19,448
Income tax (benefit) expense	(7,122)	12,259	(17,392)	10,015

Net (loss) income	(11,819)	12,640	(33,152)	9,433
Preferred stock dividends	91	91	182	182

Net (loss) income applicable to common stock	$(11,910)	$12,549	$(33,334)	$9,251

Earnings per share:
Basic earnings per share	$(0.13)	$0.14	$(0.36)	$0.10

Diluted earnings per share	$(0.13)	$0.14	$(0.36)	$0.10

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	91,686,753	92,172,492	91,633,232	92,801,232
Incremental common shares from dilutive stock options and warrants	60,020	236,594	153,902	223,182
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	91,746,773	92,409,086	91,787,134	93,024,414

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2009	2008
		(As adjusted)
Cash flows from operating activities:
Net (loss) income	$(33,152)	$9,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,263	156,996
Non-cash equity based compensation	6,741	7,369
Amortization included in interest expense	11,385	7,978
Gain on disposition of assets	(1,873)	(4,545)
Gain on extinguishment of debt	(3,539)	—
Deferred tax (benefit) expense	(18,769)	7,568
Provision for doubtful accounts	5,495	5,593
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(2,291)	(25,445)
Prepaid expenses	(17,068)	(19,972)
Other assets	(1,946)	2,051
Increase (decrease) in:
Trade accounts payable	(3,513)	(4,367)
Accrued expenses	6,853	(5,362)
Other liabilities	(1,175)	(5,979)

Net cash provided by operating activities	116,411	131,318

Cash flows from investing activities:
Acquisitions	(642)	(193,027)
Capital expenditures	(21,471)	(107,613)
Proceeds from disposition of assets	8,244	8,095
Payments received on notes receivable	84	128

Net cash used in investing activities	(13,785)	(292,417)

Cash flows from financing activities:
Debt issuance costs	(19,629)	(168)
Cash used for purchase of treasury stock	(43)	(93,390)
Net proceeds from issuance of common stock	1,442	5,522
Net (payments) borrowings under credit agreement	(114,532)	185,450
Payment on convertible notes	(141,342)	—
Net proceeds from note offering	314,927	—
Dividends	(182)	(182)

Net cash provided by financing activities	40,641	97,232

Effect of exchange rate changes in cash and cash equivalents	164	(122)
Net increase (decrease) in cash and cash equivalents	143,431	(63,989)
Cash and cash equivalents at beginning of period	14,139	76,048

Cash and cash equivalents at end of period	$157,570	$12,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,107	$73,091

Cash paid for foreign, state and federal income taxes	$1,155	$2,623

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2008 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
2. Stock-Based Compensation
Equity Incentive Plan. Lamar Advertising’s 1996 Equity Incentive Plan has reserved 13 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Statement of Financial Accounting Standard No. 123(R), Shared-based Payment, (“SFAS 123(R)”). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 1,863,434 shares of its Class A common stock during the six months ended June 30, 2009.
Stock Purchase Plan. Lamar Advertising’s 2000 Employee Stock Purchase Plan (the “2000 ESPP”) has reserved 924,000 shares of common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. Our 2009 Employee Stock Purchase Plan was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The following is a summary of ESPP share activity for the six months ended June 30, 2009:

Shares
2000 ESPP Plan Shares available for future purchases, January 1, 2009	238,087
Purchases under 2000 ESPP Plan	(149,932)

Shares available as of June 30, 2009 & transferred to the 2009 ESPP	88,155
Share reserved for issuance during 2009	500,000

Total shares available at June 30, 2009 under the 2009 ESPP Plan	588,155

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, awarded based upon the achievement of certain enumerated performance goals will be dependent on the level of achievement of these performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2009 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2010. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. We also issue shares of restricted and unrestricted stock to our non-employee directors as part of their compensation for board service. Through June 30, 2009, the Company has recorded $238 as compensation expense related to these agreements.
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
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
FSP APB 14-1 requires retrospective application to the terms of instruments as they existed for all periods presented. The adoption of FSP APB 14-1 affects the accounting for our 2 7/8% Convertible Notes due 2010 and 2 7/8% Convertible Notes due 2010 — Series B. The Company used an effective interest rate of 7 1/2% to calculate the initial debt discount and will amortize this debt discount through December 31, 2010. The carrying amount of the equity component was $24,143 and $24,015 at December 31, 2008 and June 30, 2009, respectively. The principal amount of the liability component, its unamortized discount and its net carrying value for the periods ended December 31, 2008 and June 30, 2009 are as follows:

			Net
	Principal	Unamortized	Carrying
Period Ended	Amount	Discount	Value
December 31, 2008	$287,500	$21,909	$265,591
June 30, 2009	$133,867	$7,600	$126,267
The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items:

	Three months ended		Six months ended
	June 30, 2008		June 30, 2008
	Originally	As	Originally	As
	Reported	Adjusted	Reported	Adjusted
Consolidated Statements of Operations:
Interest expense	$39,165	$41,937	$79,933	$85,425
Income tax expense	13,327	12,259	12,130	10,015
Net income applicable to common stock	14,253	12,549	12,628	9,251
Basic and diluted income per share	$0.15	$0.14	$0.14	$0.10

	December 31, 2008
	Originally	As
	Reported	Adjusted
Consolidated Balance Sheet:
Long-term debt	$2,777,607	$2,755,698
Deferred income tax liability	126,212	134,647
Additional paid-in capital	2,323,711	2,347,854
Accumulated deficit	(578,165)	(588,834)
Stockholders’ equity	860,251	873,725
4. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Direct advertising expenses	$78,975	$74,526	$160,298	$147,790
General and administrative expenses	1,592	1,854	3,198	3,489
Corporate expenses	2,922	2,923	5,767	5,717

	$83,489	$79,303	$169,263	$156,996

5. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2009 and December 31, 2008.

	Estimated	June 30, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$465,294	$422,771	$465,126	$415,753
Non-competition agreements	3—15	63,411	59,101	63,407	58,380
Site locations	15	1,368,575	695,392	1,367,511	649,596
Other	5—15	13,607	12,778	13,608	12,159

		1,910,887	1,190,042	1,909,652	1,135,888
Unamortizable intangible assets:
Goodwill		$1,669,659	$253,635	$1,670,031	$253,635

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
6. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2008	$160,723
Additions to asset retirement obligations	61
Accretion expense	5,153
Liabilities settled	(6,410)

Balance at June 30, 2009	$159,527

7. Fair Value Hedging — Interest Rate Swaps
The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging its exposure to changing interest rates. Statement of Financial Accounting Standards (“SFAS”) SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities on the balance sheet. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and thereafter mark the contract to market through earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items, as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception, and on an ongoing basis, whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income, until earnings are affected by the cash flows of the hedged item. When the cash flow of the hedged item is recognized in the statement of operations, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings.
Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings as other income (expense). If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive incomes is recognized over the period anticipated in the original hedge transaction.
The Company entered into two interest rate swap agreements in December 2007 that mature in December 2009. One interest rate swap converts $100,000 of variable rate debt to 3.89% fixed rate debt, the other converts $100,000 of variable rate debt to 3.99% fixed rate debt. The derivatives were designated as a hedge. The fair market values at June 30, 2009, and December 31, 2008 were $(3,572) and $(6,212) respectively and are reflected in other liabilities and other comprehensive income on the balance sheet.
8. Summarized Financial Information of Subsidiaries
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2009 and December 31, 2008, Lamar Media was permitted under the terms of its outstanding notes other than the senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,067,143 and $970,420, respectively. Under its senior credit facility, however, if the total holdings debt ratio (as defined in the senior credit facility) is greater than 5.5 to 1, or if under the senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar Advertising are subject to additional restrictions. As of June 30, 2009, the total holdings debt ratio was greater than 5.5 to 1 and, therefore, transfers to Lamar Advertising were restricted to the following: (a) payments to allow Lamar Advertising to pay dividends on its outstanding Series AA Preferred Stock and (b) payments in respect of “Qualified Holdings Obligations” (as defined in the senior credit facility), consisting of certain fees, costs and expenses incurred from time to time by Lamar Advertising on behalf of Lamar Media and its subsidiaries. As of June 30, 2009, Lamar Media’s senior leverage ratio was greater than 3.0 to 1 and, therefore, transfers to Lamar Advertising were restricted to a series of baskets specified in the Indenture, including payments of Lamar Media’s operating expenses in an aggregate amount in any fiscal year not to exceed 5% of the total operating expenses of Lamar Media and its restricted subsidiaries and other restricted payments not in excess $500 in any fiscal year of Lamar Media.
9. Earnings Per Share
Earnings per share are computed in accordance with SFAS No. 128 Earnings Per ShareBasic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 60,020 and 236,594 for the three months ended June 30, 2009 and 2008 and 153,902 and 223,182 for the six months ended June 30, 2009 and 2008. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 3,428,386 and 5,879,893 for the three months ended June 30, 2009 and 2008, and 4,647,367 and 5,879,893 for the six months ended June 30, 2009 and 2008, respectively.

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
On March 23, 2009, the Company commenced a tender offer to purchase for cash any and all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on April 17, 2009. As a result of the tender offer, the Company accepted for payment $153,633 in principle amount of notes at a purchase price of 92% of the original principal amount of the notes, plus with respect to such convertible notes, all accrued and unpaid interest up to, but not including, the payment date of April 20, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the note, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged.
On April 2, 2009, Lamar Media Corp. entered into Amendment No. 4 (“Amendment No. 4”) to its existing senior credit facility dated as of September 30, 2005 (as amended, the “Credit Agreement”) together with its subsidiary guarantors, its subsidiary borrowers, the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”) to, among other things: (i) reduce the amount of the revolving credit commitments available thereunder from $400,000 to $200,000; (ii) increase the interest rate margins for the revolving credit facility and term loans under the Credit Agreement; (iii) make certain changes to the provisions regarding mandatory prepayments of loans; (iv) amend certain financial covenants; and (v) cause Lamar Media and the subsidiary guarantors to pledge additional collateral of Lamar Media and its subsidiaries, including certain owned real estate properties, to secure loans made under the Credit Agreement. Amendment No. 4 and the changes it made to the Credit Agreement were effective as of April 6, 2009.
Amendment No. 4 also reduced Lamar Media’s incremental loan facility from $500,000 to $300,000. The incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $300,000. Lamar Media’s lenders have no obligation to make additional loans out of the $300,000 incremental facility, but may enter into such commitments at their sole discretion.
11. Disclosures About Fair Value of Financial Instruments
At June 30, 2009, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009:

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

As of June 30, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Financial liabilities
Long-term debt (including current maturities)	$2,878,073	$2,727,577	$2,727,577	$—	$—
Hedging instrument	$3,572	$3,572	$—	$3,572	$—
SFAS No. 157, Fair Value Measurements, established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 3 inputs to measure fair value.
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
Level 2 Fair Value Measurements
Hedging instrument — We value the interest rate swap liability utilizing a discounted cash flow model that takes into consideration forward interest rates observable in the market and the Company’s credit risk.
12. Subsequent Events
On July 2, 2009, the Company completed a tender offer for eligible participants to exchange some or all of certain outstanding options (the “Eligible Options”) for new options to be issued under the Company’s 1996 Equity Incentive Plan, as amended. We have accepted for cancellation Eligible Options to purchase an aggregate of 2,630,474 shares of the Company’s Class A common stock, representing 86.2% of the total number of shares of Class A common stock underlying all Eligible Options. In exchange for the Eligible Options surrendered in the Offer, we have issued New Options to purchase up to an aggregate of 1,030,819 shares of the Company’s Class A common stock under the 1996 Plan. Each New Option has an exercise price per share of $15.67, the closing price of the Company’s Class A common stock on the Nasdaq Global Select Market on July 2, 2009. Eligible Options not tendered for exchange remain outstanding according to their original terms and subject to the 1996 Plan.
On July 14, 2009, the Company completed a tender offer to purchase for cash any and all of its then outstanding 2 7/8% Convertible Notes due 2010 – Series B. Upon expiration of the tender offer, the Company accepted for payment $120,415 in principal amount of notes at a purchase price of 97.75% of the original principal amount of the notes, all accrued and unpaid interest up to, but not including the payment date of July 15, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the notes, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged. Immediately following the completion of this tender offer, the Company had $13,452 in aggregate principle amount of its 2 7/8% Convertible Notes remaining, which mature on December 31, 2010.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,804	$14,139
Receivables, net of allowance for doubtful accounts of $10,000 in 2009 and 2008	156,954	155,043
Prepaid expenses	62,659	44,377
Deferred income tax assets	8,643	8,948
Other current assets	42,729	39,183

Total current assets	283,789	261,690

Property, plant and equipment	2,848,114	2,900,970
Less accumulated depreciation and amortization	(1,349,701)	(1,305,937)

Net property, plant and equipment	1,498,413	1,595,033

Goodwill	1,405,872	1,406,254
Intangible assets	720,221	773,140
Deferred financing costs net of accumulated amortization of $24,782 and $22,817 in 2009 and 2008, respectively	34,170	18,538
Other assets	40,000	43,412

Total assets	$3,982,465	$4,098,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$11,597	$15,108
Current maturities of long-term debt	96,468	58,751
Accrued expenses	70,639	61,669
Deferred income	37,014	30,612

Total current liabilities	215,718	166,140

Long-term debt	2,655,338	2,777,607
Deferred income tax liabilities	142,453	161,232
Asset retirement obligation	159,527	160,723
Other liabilities	13,275	15,354

Total liabilities	3,186,311	3,281,056

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2009 and 2008	—	—
Additional paid-in-capital	2,525,664	2,517,481
Accumulated comprehensive income (deficit)	893	(2,039)
Accumulated deficit	(1,730,403)	(1,698,431)

Stockholder’s equity	796,154	817,011

Total liabilities and stockholder’s equity	$3,982,465	$4,098,067

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net revenues	$274,736	$323,819	$521,984	$606,595

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	99,414	110,105	199,735	214,892
General and administrative expenses (exclusive of depreciation and amortization)	48,275	54,242	94,603	106,229
Corporate expenses (exclusive of depreciation and amortization)	10,784	15,461	21,233	28,503
Depreciation and amortization	83,489	79,303	169,263	156,996
Gain on disposition of assets	(1,221)	(2,069)	(1,873)	(3,012)

	240,741	257,042	482,961	503,608

Operating income	33,995	66,777	39,023	102,987

Other expense (income)

Gain on disposition of investment	—	—	—	(1,533)
Interest income	(121)	(231)	(266)	(680)
Interest expense	55,057	38,693	88,165	79,313

	54,936	38,462	87,899	77,100

(Loss) income before income tax expense	(20,941)	28,315	(48,876)	25,887

Income tax (benefit) expense	(7,962)	13,395	(16,946)	12,330

Net (loss) income	$(12,979)	$14,920	$(31,930)	$13,557

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(31,930)	$13,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,263	156,996
Non-cash equity based compensation	6,741	7,369
Amortization included in interest expense	6,554	1,866
Gain on disposition of assets	(1,873)	(4,545)
Deferred tax (benefit) expense	(18,599)	9,883
Provision for doubtful accounts	5,495	5,593
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(2,291)	(25,445)
Prepaid expenses	(17,068)	(19,972)
Other assets	(1,946)	4,964
Increase (decrease) in:
Trade accounts payable	(3,513)	(4,367)
Accrued expenses	7,130	(5,555)
Other liabilities	(93)	(9,208)

Net cash provided by operating activities	117,870	131,136

Cash flows from investing activities:
Acquisitions	(642)	(193,027)
Capital expenditures	(21,471)	(107,613)
Proceeds from disposition of assets	8,244	8,095
Payment received on notes receivable	84	128

Net cash used in investing activities	(13,785)	(292,417)

Cash flows from financing activities:
Debt issuance costs	(19,629)	(168)
Payment on mirror note	(287,500)	—
Net proceeds from note offering	314,927	—
Net (payments) borrowings on credit agreement	(114,532)	185,450
Contributions from parent	1,150	5,522
Dividend to parent	—	(93,390)

Net cash (used in) provided by financing activities	(105,584)	97,414

Effect of exchange rate changes in cash and cash equivalents	164	(122)
Net decrease in cash and cash equivalents	(1,335)	(63,989)
Cash and cash equivalents at beginning of period	14,139	76,048

Cash and cash equivalents at end of period	$12,804	$12,059

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,800	$73,091

Cash paid for foreign, state and federal income taxes	$1,155	$2,623

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 4, 5, 6, 7, 8, 10, 11 and a portion of 12 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined quarterly report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in Item 1A to the 2008 Combined Form 10-K as updated by the risk factors included in the Current Report on Form 8-K for the Company and Lamar Media filed on March 19, 2009. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included in this Form 10-Q.
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
Since December 31, 2005, the Company has completed strategic acquisitions of outdoor advertising assets and site easements for an aggregate purchase price of approximately $631.8 million. The Company has historically financed its acquisitions and intends to finance its future acquisition activity, if any, from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. Due to the current economic recession, however, the Company has significantly reduced its acquisition activity during 2009.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Total capital expenditures:
Billboard — traditional	$2,217	$21,338	$5,061	$39,790
Billboard — digital	3,929	24,794	8,247	50,036
Logos	1,409	1,462	2,071	3,116
Transit	2,022	258	3,010	348
Land and buildings	—	5,173	384	6,156
Operating equipment	1,836	4,343	2,698	8,167

Total capital expenditures	$11,413	$57,368	$21,471	$107,613

RESULTS OF OPERATIONS
Six Months ended June 30, 2009 compared to Six Months ended June 30, 2008
Net revenues decreased $84.6 million or 13.9% to $522.0 million for the six months ended June 30, 2009 from $606.6 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $76.4 million or 13.8% over the prior period, a decrease in logo sign revenue of $1.2 million, which represents a decrease of 5.3% over the prior period, and a $7.0 million decrease in transit revenue, which represents a decrease of 22.8% over the prior period.

For the six months ended June 30, 2009, there was a $99.0 million decrease in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2008. The $99.0 million decrease in revenue primarily consists of a $91.2 million decrease in billboard revenue and a $7.4 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This decrease in revenue represents a decrease of 15.9% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $34.0 million or 9.7% to $316.0 million for the six months ended June 30, 2009 from $350.0 million for the same period in 2008. There was a $26.8 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $7.2 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to an 11% reduction in personnel.
Depreciation and amortization expense increased $12.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to the acceleration of depreciation related to non performing structures dismantled during the period.
Due to the above factors, operating income decreased $64.1 million to $38.6 million for the six months ended June 30, 2009 compared to $102.7 million for the same period in 2008.
Interest expense increased $7.6 million from $85.4 million for the six months ended June 30, 2008, as adjusted to $93.0 million for the six months ended June 30, 2009, due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes issued in March 2009 and the increase in interest rates as a result of the amendments to Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and the increase in interest expense, offset by the decrease in the gain on disposition of investments, resulted in a $70.0 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $27.4 million for the six months ended June 30, 2009 over the same period in 2008, as adjusted. The effective tax rate for the six months ended June 30, 2009 was 34.4%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2009 of $33.2 million, as compared to net income of $9.4 million for the same period in 2008, as adjusted.
Three Months ended June 30, 2009 compared to Three Months ended June 30, 2008
Net revenues decreased $49.1 million or 15.2% to $274.7 million for the three months ended June 30, 2009 from $323.8 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $43.9 million or 14.9% over the prior period and a $5.1 million decrease in transit revenue over the prior period, which represents a decrease of 29.0% over the prior period.
For the three months ended June 30, 2009, there was a $54.5 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2008. The $54.5 million decrease in revenue primarily consists of a $49.1 million decrease in billboard revenue and a $5.2 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This decrease in revenue represents a decrease of 16.5% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $21.5 million or 11.9% to $158.5 million for the three months ended June 30, 2009 from $180.0 million for the same period in 2008. There was a $16.7 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $4.8 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to an 11% reduction in personnel.
Depreciation and amortization expense increased $4.2 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to the acceleration of depreciation in non performing structures dismantled during the period.
Due to the above factors, operating income decreased $32.6 million to $34.0 million for the three months ended June 30, 2009 compared to $66.6 million for the same period in 2008.

Interest expense increased $14.7 million from $41.9 million for the three months ended June 30, 2008, as adjusted, to $56.6 million for the three months ended June 30, 2009 due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes issued in March 2009 and the increase in interest rates as a result of the amendments to Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and increase in interest expense described above, resulted in a $43.8 million increase in loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $19.4 million for the three months ended June 30, 2009 over the same period in 2008, as adjusted. The effective tax rate for the three months ended June 30, 2009 was 37.6%.
As a result of the above factors, the Company recognized a net loss for the three months ended June 30, 2009 of $11.8 million, as compared to net income, as adjusted, of $12.6 million for the same period in 2008.
Reconciliations:
Because acquisitions occurring after December 31, 2007 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue for the three and six months ended June 30, 2008 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2008 that corresponds with the actual period we have owned the assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(in thousands)	(in thousands)
Reported net revenue	$323,819	$606,595
Acquisition net revenue	5,392	14,406

Acquisition-adjusted net revenue	$329,211	$621,001

Comparison of 2009 Reported Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Reported net revenue	$274,736	$323,819	$521,984	$606,595
Acquisition net revenue	—	5,392	—	14,406

Adjusted totals	$274,736	$329,211	$521,984	$621,001

LIQUIDITY AND CAPITAL RESOURCES
Overview
In light of the worsening economic climate in the fourth quarter of 2008 that has continued in 2009 we have taken certain steps to reduce our overall operating expenses. These steps include reducing operating expenses and non-essential capital expenditures and significantly reducing acquisition activity. As part of the overall reductions in operating expenses, the Company reduced its workforce from approximately 3,500 to 3,100, which represents a decrease of approximately 11%.
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the bank credit facility and maintains all corporate cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.
Sources of Cash
Total Liquidity at June 30, 2009. As of June 30, 2009, Lamar Media had approximately $156.0 million in total liquidity that consists of approximately $12.8 million in cash and the ability to fully access its revolving senior credit facility in the amount of $143.2 million while remaining in compliance with covenant restrictions. In addition, Lamar Advertising (Lamar Media’s parent) had approximately $144.8 million in cash on hand at June 30, 2009, of which $117.8 million was used to repurchase approximately $120.4 million in aggregate principal amount of its 2 7/8% Convertible Notes due 2010 – Series B on July 17, 2009. See “Use of Cash — Tender Offers” below.
Cash Generated by Operations. For the six months ended June 30, 2009 and 2008 our cash provided by operating activities was $116.4 million and $131.3 million, respectively. While our net loss was approximately $33.2 million for the six months ended June 30, 2009, we generated cash from operating activities of $116.4 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $168.7 million, which primarily consisted of depreciation and amortization of $169.3 million partially offset by the recognition of deferred tax benefits of $18.8 million. In addition, there was an increase in working capital of $19.1 million. We expect to generate cash flows from operations during 2009 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for reducing outstanding indebtedness.
Note Offerings. On March 27, 2009, Lamar Media completed an institutional private placement of $350 million in aggregate principal amount (approximately $314.9 million in gross proceeds) of 9 3/4% Senior Notes due 2014 (the “9 3/4% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $306.5 million. The 9 3/4% Notes were sold within the United States only to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in reliance on Regulation S under the Securities Act.
The 9 3/4% Notes mature on April 1, 2014 and bear interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the indenture will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.
Lamar Media may redeem up to 35% of the aggregate principal amount of the 9 3/4% Notes, at any time and from time to time, at a price equal to 109.75% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 1, 2012. At any time prior to April 1, 2014, Lamar Media may redeem some or all of the 9 3/4% Notes at a price equal to 100% of the principal amount plus a make-whole premium. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 9 3/4% Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest (including additional interest, if any), up to, but not including the repurchase date.
Lamar Media distributed all of the proceeds of this offering, after the payment of fees and expenses, to Lamar Advertising in order to enable the Company to repurchase some or all of its outstanding 2 7/8% Convertible Notes due 2010 – Series B, or to fund repayment of the Company’s convertible notes at maturity. See “Uses of Cash — Tender Offers” below. Pending the completion of Lamar’s first tender offer on April 17, 2009, Lamar Media used $140 million of proceeds to temporarily pay down its revolving credit facility.
Credit Facilities. As of June 30, 2009, Lamar Media had approximately $143.2 million of unused capacity under the revolving credit facility included in its senior credit facility. The senior credit facility was effective September 30, 2005 and was comprised of a $400.0 million revolving senior credit facility and a $400.0 million term facility. We have also borrowed $789.0 million in term loans as a result of incremental borrowings (Series A through Series F) during 2006 and 2007 under the incremental facility included in our senior credit facility. In addition to those incremental borrowings, the existing incremental facility permitted Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The aggregate balance outstanding under our senior credit facility June 30, 2009 was $1.18 billion.
On April 2, 2009, Lamar Media Corp. entered into Amendment No. 4 (“Amendment No. 4”) to its existing senior credit facility dated as of September 30, 2005 together with its subsidiary guarantors, its subsidiary borrowers, the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”) to, among other things: (i) reduce the amount of the revolving credit commitments available thereunder from $400 million to $200 million; (ii) increase the interest rate margins for the revolving credit facility and term loans under the Credit Agreement; (iii) make certain changes to the provisions regarding mandatory prepayments of loans; (iv) amend certain financial covenants; and (v) cause Lamar Media and the subsidiary guarantors to pledge additional collateral of Lamar Media and its subsidiaries, including certain owned real estate properties, to secure loans made under the Credit Agreement. Amendment No. 4 and the changes it made to the Credit Agreement were effective as of April 6, 2009.
Amendment No. 4 also reduced our incremental loan facility from $500.0 million to $300.0 million. The incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $300 million. Lamar Media’s lenders have no obligation to make additional loans out of the $300 million incremental facility, but may enter into such commitments at their sole discretion.
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
     Restrictions Under Debt Securities. Currently Lamar Media has outstanding $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003, (the “7 1/4% Notes”), $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006, $275 million 6 5/8% Senior Subordinated Notes due 2015 Series-C issued in October 2007 (collectively, the “6 5/8% Notes”) and $350.0 million 9 3/4% Notes. The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1 pursuant to the 7 1/4% Notes and 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes indentures. In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
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
     Restrictions Under Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit agreement. If the Company fails to comply with these tests, all obligations under the credit facility, including our revolving credit facility, may be accelerated. At June 30, 2009 and currently Lamar Media is in compliance with all such tests.
     Lamar Media must be in compliance with the following financial ratios under its senior credit facility:
•	a total debt ratio, defined as total consolidated debt to EBITDA, as defined below, for the most recent four fiscal quarters as set forth below:

Period	Ratio
Amendment No. 4 Effective Date through and including March 31, 2009	7.25 to 1.00
Thereafter through and including June 30, 2009	7.50 to 1.00
Thereafter through and including June 30, 2010	7.75 to 1.00
Thereafter through and including December 31, 2010	7.50 to 1.00
Thereafter through and including March 31, 2011	7.00 to 1.00
Thereafter through and including June 30, 2011	6.75 to 1.00
Thereafter through and including September 30, 2011	6.25 to 1.00
Thereafter	6.00 to 1.00

•	a senior debt ratio, defined as total senior debt to EBITDA, as defined below, for the most recent four fiscal quarters as set forth below:

Period	Ratio
Amendment No. 4 Effective Date through and including March 31, 2009	4.00 to 1.00
Thereafter through and including March 31, 2010	4.25 to 1.00
Thereafter through and including September 30, 2010	4.00 to 1.00
Thereafter through and including December 31, 2010	3.75 to 1.00
Thereafter through and including March 31, 2011	3.50 to 1.00
Thereafter through and including September 30, 2011	3.25 to 1.00
Thereafter through and including December 30, 2011	3.00 to 1.00
Thereafter	2.00 to 1.00
•	a fixed charges coverage ratio, defined as EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
The definition of “EBITDA” was revised in Amendment No. 4 as follows: “EBITDA” means, for any period, operating income for the Company and its subsidiaries (other than any unrestricted subsidiary) (determined on a consolidated basis without duplication in accordance with GAAP) for such period calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring charges and cash severance charges in the fiscal years ending on December 31, 2008 and 2009 (which charges shall not in the aggregate exceed $2.5 million for such fiscal years) for such period and (except to the extent received or paid in cash by the Company or any of its subsidiaries (other than any unrestricted subsidiary) income or loss attributable to equity in Affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any Casualty Events and Dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.
The Company believes that its current level of cash on hand, availability under its senior credit agreement and future cash flows from operations are sufficient to meet its operating needs through the year 2009. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $21.5 million for the six months ended June 30, 2009. We anticipate our 2009 total capital expenditures to be between $35 million and $40 million.
Acquisitions. Due to the current economic recession, the Company has significantly reduced its acquisition activity for the year ended December 31, 2009. Consequently, during the six months ended June 30, 2009, the Company’s acquisition activity was $0.6 million and was financed with cash on hand.
Tender Offers. On March 23, 2009, the Company commenced a tender offer to purchase for cash any and all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on April 17, 2009. As a result of the tender offer, Lamar accepted for payment $153.6 million principle amount of notes at a purchase price of $142.7 million, which was 92% of the original principal amount of the notes, including all accrued and unpaid interest up to, but not including the payment date of April 20, 2009.
On June 6, 2009, the Company commenced a tender offer to purchase for cash any and all of its remaining outstanding 2 7/8% Convertible Notes due 2010 – Series B. The tender offer expired on July 14, 2009. As a result of the tender offer, Lamar accepted for payment $120.4 million in principal amount of notes at a purchase price of $117.8 million, which was 97.75% of the original amount of the notes, including all accrued and unpaid interest up to, but not including the payment date of July 15, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the note, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged. Immediately following the tender offer, the Company had approximately $13 million principal amount of Convertible Notes remaining, which mature on December 31, 2010. The Company used the proceeds from Lamar Media’s $350 million 9 3/4% senior note offering to fund these tender offers. See “Sources of Cash-Note Offerings” above.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes included in this Form 10-Q.
RESULTS OF OPERATIONS
Six Months ended June 30, 2009 compared to Six Months ended June 30, 2008
Net revenues increased $84.6 million or 13.9% to $522.0 million for the six months ended June 30, 2009 from $606.6 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $76.4 million or 13.8% over the prior period, a decrease in logo sign revenue of $1.2 million, which represents a decrease of 5.3% over the prior period, and a $7.0 million increase in transit revenue over the prior period, which represents an increase of 22.8% over the prior period.
For the six months ended June 30, 2009, there was a $99.0 million decrease in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2008. The $99.0 million decrease in revenue primarily consists of a $91.2 million decrease in billboard revenue and a $7.4 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This decrease in revenue represents a decrease of 15.9% over the period and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $34.1 million or 9.7% to $315.6 million for the six months ended June 30, 2009 from $349.6 million for the same period in 2008. There was a $26.8 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $7.3 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to an 11% reduction in personnel.
Depreciation and amortization expense increased $12.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily due to the acceleration of depreciation related to non performing structures dismantled during the period.
Due to the above factors, operating income decreased $64.0 million to $39.0 million for six months ended June 30, 2009 compared to $103.0 million for the same period in 2008.
Interest expense increased $8.9 million from $79.3 million for the six months ended June 30, 2008 to $88.2 million for the six months ended June 30, 2009, due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes in March 2009 and the increase in interest rates due to the amendments to Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and the increase in interest expense resulted in a $74.8 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $29.3 million for the six months ended June 30, 2009 over the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was 34.7%, which is lower than the statutory rate due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with SFAS 123(R) and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2009 of $31.9 million, as compared to net income of $13.6 million for the same period in 2008.
Three Months ended June 30, 2009 compared to Three Months ended June 30, 2008
Net revenues decreased $49.1 million or 15.2% to $274.7 million for the three months ended June 30, 2009 from $323.8 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $43.9 million or 14.9% over the prior period and a $5.1 million decrease in transit revenue over the prior period, which represents a decrease of 29.0% over the prior period.
For the three months ended June 30, 2009, there was a $54.5 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2008. The $54.5 million decrease in revenue primarily consists of a $49.1 million decrease in billboard revenue and a $5.2 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This decrease in revenue represents a decrease of 16.5% over the same period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $21.3 million or 11.8% to $158.5 million for the three months ended June 30, 2009 from $179.8 million for the same period in 2008. There was a $16.6 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $4.7 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to an 11% reduction in personnel.
Depreciation and amortization expense increased $4.2 million for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, primarily due to the acceleration of depreciation in non performing structures dismantled during the period.
Due to the above factors, operating income decreased $32.8 million to $34.0 million for the three months ended June 30, 2009 compared to $66.8 million for the same period in 2008.
Interest expense increased $16.4 million from $38.7 million for the three months ended June 30, 2008 to $55.1 million for the three months ended June 30, 2009 due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes in March 2009 and the increase in interest rates due to the amendment of Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and the increase in interest expense resulted in a $49.3 million increase in loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $21.4 million for the three months ended June 30, 2009 over the same period in 2008. The effective tax rate for the three months ended June 30, 2009 was 38.0%.
As a result of the above factors, Lamar Media recognized a net loss for the three months ended June 30, 2009 of $13.0 million, as compared to net income of $14.9 million for the same period in 2008.
Reconciliations:
Because acquisitions occurring after December 31, 2007 the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue for the three and six months ended June 30, 2008 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2008 that corresponds with the actual period we have owned the assets in 2009 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2008	June 30, 2008
	(in thousands)	(in thousands)
Reported net revenue	$323,819	$606,595
Acquisition net revenue	5,392	14,406

Acquisition-adjusted net revenue	$329,211	$621,001

Comparison of 2009 Reported Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Reported net revenue	$274,736	$323,819	$521,984	$606,595
Acquisition net revenue	—	5,392	—	14,406

Adjusted totals	$274,736	$329,211	$521,984	$621,001

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2009, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2008 Combined Form 10-K.
Loans under Lamar Media’s senior credit facility bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin, with a minimum LIBOR rate of 2.0%. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.
At June 30, 2009, there was approximately $1.18 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 40.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2009 with respect to borrowings under the senior credit facility was $25.7 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2009 was 3.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.3% rather than 3.3%), then the Company’s six months ended June 30, 2009 interest expense would have been approximately $12.6 million higher resulting in an $8.2 million decrease in the Company’s six months ended June 30, 2009 net income.
The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders) which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate and swap agreements, which are entered into with major financial institutions. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.

ITEM 4. CONTROLS AND PROCEDURES
a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.
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
The Company held its annual meeting of stockholders on Thursday, May 28, 2009. At the annual meeting, the stockholders elected Kevin P. Reilly, Jr., Wendell Reilly, Anna Reilly, Stephen P. Mumblow, John Maxwell Hamilton, Thomas V. Reifenheiser, Edward H. McDermott and John E. Koerner, III as directors of the Company, each to hold office until the next annual meeting of stockholders or until his or her successor has been elected and qualified. In addition, the stockholders (i) voted on the amendment and the restatement of the Company’s 1996 Equity Incentive Plan, (ii) reaffirmed the material terms of the performance based measures in the Company’s 1996 Equity Incentive Plan and (iii) approved the Company’s 2009 Employee Stock Purchase Plan. The stockholders also ratified the selection of KPMG LLP as the Company’s independent registered public accounting firm for fiscal year 2009.
The results of voting at the Company’s annual meeting of stockholders are as follows:
Proposal 1: Election of Directors

Nominee	VOTES FOR	VOTES WITHHELD
Kevin P. Reilly, Jr.	219,643,776	1,109,435
Wendell Reilly	219,494,212	1,258,999
Anna Reilly	219,495,470	1,257,741
Stephen P. Mumblow	218,747,912	2,005,299
John Maxwell Hamilton	218,745,331	2,007,880
Thomas V. Reifenheiser	218,391,943	2,361,268
Edward H. McDermott	220,321,333	431,878
John E. Koerner, III	218,745,331	434,835
Proposal 2: Amendment and Restatement of the Company’s 1996 Equity Incentive Plan.

VOTES FOR	VOTES AGAINST	BROKER NON-VOTES	VOTES ABSTAINED
176,049,566	36,260,396	8,392,662	50,589
Proposal 3: Reaffirmation of the Material Terms of the Performance-based Measures Specified in the Company’s 1996 Equity Incentive Plan.

VOTES FOR	VOTES AGAINST	BROKER NON-VOTES	VOTES ABSTAINED
280,763,525	1,249,296	8,392,662	2,347,730
Proposal 4: Approval of the Company’s 2009 Employee Stock Purchase Plan.

VOTES FOR	VOTES AGAINST	BROKER NON-VOTES	VOTES ABSTAINED
212,278,119	30,496	8,392,662	51,936

Proposal 5: Ratification of KPMG LLP as the Company’s Independent Registered Public Accounting Firm.

VOTES FOR	VOTES AGAINST	BROKER NON-VOTES	VOTES ABSTAINED
220,657,132	47,343	0	48,737
ITEM 6. EXHIBITS
The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 6, 2009	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 6, 2009	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Amendment No. 4 dated as of April 2, 2009 to the Credit Agreement dated as of September 30, 2005 among Lamar Media, Lamar Advertising of Puerto Rico, Inc., Lamar Transit Advertising Canada Ltd., the Subsidiary Guarantors party thereto, the Company, the Lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 8, 2009 and incorporated herein by reference.

10.2	Amended and Restated 1996 Equity Incentive Plan of the Company. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2009.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.