Form 10-Q
period 2009-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2009-11-06
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
Registrants’ telephone number, including area code: (225) 926-1000
Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or (for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 29, 2009: 76,695,141
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 29, 2009: 15,172,865
The number of shares of Lamar Media Corp. common stock outstanding as of October 29, 2009: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2008 of the Company and Lamar Media (the “2008 Combined Form 10-K”).

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$47,700	$14,139
Receivables, net of allowance for doubtful accounts of $10,235 and $10,000 in 2009 and 2008, respectively	158,294	155,043
Prepaid expenses	57,874	44,377
Deferred income tax assets	8,809	8,949
Other current assets	52,520	38,475

Total current assets	325,197	260,983

Property, plant and equipment	2,837,864	2,900,970
Less accumulated depreciation and amortization	(1,384,556)	(1,305,937)

Net property, plant and equipment	1,453,308	1,595,033

Goodwill	1,416,202	1,416,396
Intangible assets	695,493	773,764
Deferred financing costs, net of accumulated amortization of $36,246 and $36,670 in 2009 and 2008, respectively	34,264	24,372
Other assets	46,463	46,477

Total assets	$3,970,927	$4,117,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,415	$15,108
Current maturities of long-term debt	114,868	58,751
Accrued expenses	77,634	78,089
Deferred income	39,601	30,612

Total current liabilities	242,518	182,560

Long-term debt	2,588,219	2,755,698
Deferred income tax liabilities	116,580	132,072
Asset retirement obligation	159,462	160,723
Other liabilities	19,444	15,354

Total liabilities	3,126,223	3,246,407

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2009 and 2008	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2009 and 2008	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 93,640,394 and 93,339,895 shares issued at 2009 and 2008, respectively; 76,695,141 and 76,401,592 outstanding at 2009 and 2008, respectively	94	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,172,865 shares issued and outstanding at 2009 and 2008	15	15
Additional paid-in capital	2,356,919	2,347,854
Accumulated comprehensive income (deficit)	2,626	(1,066)
Accumulated deficit	(631,542)	(592,914)
Cost of shares held in treasury, 16,945,253 and 16,938,303 shares in 2009 and 2008, respectively	(883,408)	(883,364)

Stockholders’ equity	844,704	870,618

Total liabilities and stockholders’ equity	$3,970,927	$4,117,025

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$271,766	$312,516	$793,750	$919,111

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	97,630	113,975	298,055	329,702
General and administrative expenses (exclusive of depreciation and amortization)	44,225	52,556	138,828	158,785
Corporate expenses (exclusive of depreciation and amortization)	10,345	13,147	32,003	41,977
Depreciation and amortization	83,529	80,486	252,792	237,482
Gain on disposition of assets	(3,222)	(868)	(5,095)	(3,880)

	232,507	259,296	716,583	764,066

Operating income	39,259	53,220	77,167	155,045

Other expense (income)
Gain on extinguishment of debt	(131)	—	(3,670)	—
Gain on disposition of investment	(1,445)	(281)	(1,445)	(1,814)
Interest income	(128)	(317)	(442)	(997)
Interest expense	52,090	42,444	145,085	127,869

	50,386	41,846	139,528	125,058

(Loss) income before income tax expense	(11,127)	11,374	(62,361)	29,987
Income tax (benefit) expense	(6,346)	9,544	(24,005)	19,236

Net (loss) income	(4,781)	1,830	(38,356)	10,751
Preferred stock dividends	91	91	273	273

Net (loss) income applicable to common stock	$(4,872)	$1,739	$(38,629)	$10,478

Earnings per share:
Basic earnings per share	$(0.05)	$0.02	$(0.42)	$0.11

Diluted earnings per share	$(0.05)	$0.02	$(0.42)	$0.11

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	91,770,644	91,393,601	91,679,539	92,332,022
Incremental common shares from dilutive stock options and warrants	224,337	132,809	30,867	122,414
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	91,994,981	91,526,410	91,710,406	92,454,436

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(38,356)	$10,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,792	237,482
Non-cash equity based compensation	9,687	9,047
Amortization included in interest expense	15,723	12,038
Gain on disposition of assets	(6,540)	(5,694)
Gain on extinguishment of debt	(3,670)	—
Deferred tax (benefit) expense	(9,651)	14,983
Provision for doubtful accounts	8,438	8,044
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,032)	(20,465)
Prepaid expenses	(11,742)	(18,378)
Other assets	(129)	159
Increase (decrease) in:
Trade accounts payable	(4,696)	9,808
Accrued expenses	(18,175)	(16,929)
Other liabilities	11,773	(3,122)

Net cash provided by operating activities	191,422	237,724

Cash flows from investing activities:
Acquisitions	(1,675)	(225,920)
Capital expenditures	(29,010)	(159,246)
Proceeds from disposition of assets	11,716	9,101
Payments received on notes receivable	142	228

Net cash used in investing activities	(18,827)	(375,837)

Cash flows from financing activities:
Debt issuance costs	(19,849)	(169)
Cash used for purchase of treasury stock	(43)	(93,390)
Net proceeds from issuance of common stock	3,254	10,495
Net (payments) borrowings under credit agreement	(171,299)	167,147
Payment on convertible notes	(266,094)	—
Net proceeds from note offering	314,927	—
Dividends	(273)	(273)

Net cash (used in) provided by financing activities	(139,377)	83,810

Effect of exchange rate changes in cash and cash equivalents	343	(235)
Net increase (decrease) in cash and cash equivalents	33,561	(54,538)
Cash and cash equivalents at beginning of period	14,139	76,048

Cash and cash equivalents at end of period	$47,700	$21,510

Supplemental disclosures of cash flow information:
Cash paid for interest	$133,442	$127,865

Cash paid for foreign, state and federal income taxes	$2,519	$3,549

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1.	Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2008 Combined Form 10-K (“2008 10-K”) as revised by our current report on Form 8-K filed July 28, 2009 (see note 3 below). Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards under Stock Compensation Awards Classified as Equity (formerly SFAS 123R). The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options excluding the exchange of eligible options described below, for an aggregate of 1,863,434 shares of its Class A common stock during the nine months ended September 30, 2009.
On July 2, 2009, we completed a tender offer for 250 eligible participants to exchange some or all of certain outstanding options (the “Eligible Options”) for new options to be issued under the Company’s 1996 Equity Incentive Plan, as amended. We have accepted for cancellation Eligible Options to purchase an aggregate of 2,630,474 shares of the Company’s Class A common stock, representing 86.2% of the total number of shares of Class A common stock underlying all Eligible Options. In exchange for the Eligible Options surrendered in the Offer, we issued new options to purchase up to an aggregate of 1,030,819 shares of the Company’s Class A common stock under the 1996 Plan. Each new option has an exercise price per share of $15.67, the closing price of the Company’s Class A common stock on the Nasdaq Global Select Market on July 2, 2009. Eligible Options not tendered for exchange remain outstanding according to their original terms and are subject to the 1996 Plan. An incremental cost of $1,923 will be recognized over the 5 year vesting term of the new options using the bifurcation method.
The exchange of Eligible Options has been accounted for as a modification under Share-Based Payment Accounting. In calculating the incremental cost of a modification, the fair value of the modified award was compared to the fair value of the original award measured immediately before its terms and conditions were modified. The Company elected to use a binomial lattice model solely to determine the incremental cost associated with the underwater options because it more appropriately captures exercise and cancellation patterns needed in the valuation. There were no significant changes in assumptions utilized in the determination of the incremental cost of the modification.
Stock Purchase Plan. Lamar Advertising’s 2000 Employee Stock Purchase Plan (the “2000 ESPP”) has reserved 924,000 shares of common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. Our 2009 Employee Stock Purchase Plan was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The following is a summary of ESPP share activity for the nine months ended September 30, 2009:

Shares
2000 ESPP Plan Shares available for future purchases, January 1, 2009	238,087
Purchases under 2000 ESPP Plan	(149,933)
Share reserved for issuance during 2009	500,000

Shares available as of June 30, 2009 & transferred to the 2009 ESPP Plan	588,154
Purchases under 2009 ESPP plan	(53,728)

Total shares available at September 30, 2009 under the 2009 ESPP Plan	534,426

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, based upon the achievement of certain enumerated performance goals will be dependent on the level of achievement of these performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2009 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2010. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. We also issue shares of restricted and unrestricted stock to our non-employee directors as part of their compensation for board service. Through September 30, 2009, the Company has recorded $601 as compensation expense related to these agreements.
3.	Adjustments to Previously Reported Amounts
Immaterial Correction of an Error. During the third quarter of 2009, the Company identified an error in accounting for lease escalations, resulting in an immaterial understatement of accrued expenses and direct advertising expense which effected periods beginning fiscal 2005 through June 30, 2009. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an understatement of accrued expenses of $5,682 and $6,016 at December 31, 2008 and 2007, respectively, and an overstatement of net income of $677, and $1,450, for the years ended December 31, 2008 and 2007, respectively, and $18, $404, $183, $243, and $269 for the three-month periods ended June 30, 2009, March 31, 2009, September 30, 2008, June 30, 2008, and March 31, 2008, respectively.
Consequently, the Company will revise its historical financial statements for fiscal 2007, fiscal 2008, and the quarters within fiscal 2008 and 2009, when they are published in future filings. The Company will recognize the cumulative effect of the error on periods prior to those that will be presented in future filings by increasing accrued expenses and accumulated deficit by $3,186 and $1,953, respectively, as of January 1, 2007.
Retrospective Adoption of New Accounting Standards: On July 28, 2009, we filed a Current Report on Form 8-K in which we made adjustments to our consolidated financial statements and related notes included in our 2008 10-K by retrospectively adopting revisions to U.S. GAAP accounting standards for ASC 470, Debt — Debt with Conversion and Other Options. All periods and amounts presented in the consolidated financial statements and related notes included in our 2008 10-K have been retrospectively adjusted in accordance with the revised guidance. On adoption of the revisions we recorded additional interest expense net of income taxes as of December 31, 2007, December 31, 2008, and the three and nine months ended September 30, 2008 of $3,785, $6,884, $1,737, and $5,114, respectively.
4.	Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Direct advertising expenses	$79,057	$75,653	$239,355	$223,443
General and administrative expenses	1,499	1,786	4,697	5,275
Corporate expenses	2,973	3,047	8,740	8,764

	$83,529	$80,486	$252,792	$237,482

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
5.	Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2009 and December 31, 2008.

	Estimated	September 30, 2009		December 31, 2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$465,440	$426,254	$465,126	$415,753
Non-competition agreements	3—15	63,416	59,457	63,407	58,380
Site locations	15	1,370,310	718,533	1,367,511	649,596
Other	5—15	13,608	13,037	13,608	12,159

		1,912,774	1,217,281	1,909,652	1,135,888
Unamortizable intangible assets:
Goodwill		$1,669,837	$253,635	$1,670,031	$253,635
6.	Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2008	$160,723
Additions to asset retirement obligations	65
Accretion expense	7,719
Liabilities settled	(9,045)

Balance at September 30, 2009	$159,462

7.	Fair Value Hedging — Interest Rate Swaps
The Company utilizes derivative instruments such as interest rate swaps for purposes of hedging its exposure to changing interest rates. Derivatives and Hedging (formerly SFAS 133) requires that all derivative instruments subject to the requirements of the statement be measured at fair value and recognized as assets or liabilities on the balance sheet. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and thereafter mark the contract to market through earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items, as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception, and on an ongoing basis, whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income, until earnings are affected by the cash flows of the hedged item. When the cash flow of the hedged item is recognized in the statement of operations, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings.
Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings as other income (expense). If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive incomes is recognized over the period anticipated in the original hedge transaction.
The Company entered into two interest rate swap agreements in December 2007 that mature in December 2009. One interest rate swap converts $100,000 of variable rate debt to 3.89% fixed rate debt, the other converts $100,000 of variable rate debt to 3.99% fixed rate debt. The derivatives were designated as cash flow hedges. The fair market values at September 30, 2009 and December 31, 2008 were $(1,860) and $(6,212) respectively and are reflected in other liabilities and other comprehensive income on the balance sheet.

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
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2009 and December 31, 2008, Lamar Media was permitted under the terms of its outstanding notes other than the senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,118,499 and $970,420, respectively. Under its senior credit facility, however, if the total holdings debt ratio (as defined in the senior credit facility) is greater than 5.5 to 1, or if under the senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar Advertising are subject to additional restrictions. As of September 30, 2009, the total holdings debt ratio was greater than 5.5 to 1 and, therefore, transfers to Lamar Advertising were restricted to the following: (a) payments to allow Lamar Advertising to pay dividends on its outstanding Series AA Preferred Stock and (b) payments in respect of “Qualified Holdings Obligations” (as defined in the senior credit facility), consisting of interest on convertible notes and certain fees, costs and expenses, incurred from time to time by Lamar Advertising on behalf of Lamar Media and its subsidiaries. As of September 30, 2009, Lamar Media’s senior leverage ratio was greater than 3.0 to 1 and, therefore, transfers to Lamar Advertising were restricted to a series of baskets specified in the Indenture, including payments of Lamar Media’s operating expenses in an aggregate amount in any fiscal year not to exceed 5% of the total operating expenses of Lamar Media and its restricted subsidiaries and other restricted payments not in excess of $500 in any fiscal year of Lamar Media.
9.	Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The number of dilutive shares resulting from this calculation is 224,337 and 132,809 for the three months ended September 30, 2009 and 2008 and 30,867 and 122,414 for the nine months ended September 30, 2009 and 2008. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 602,986 and 5,879,893 for the three months ended September 30, 2009 and 2008, and 3,284,425 and 5,879,893 for the nine months ended September 30, 2009 and 2008, respectively.
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
On July 14, 2009, the Company completed a tender offer to purchase for cash any and all of its then outstanding 2 7/8% Convertible Notes due 2010 — Series B. Upon expiration of the tender offer, the Company accepted for payment $120,415 in principal amount of notes at a purchase price of 97.75% of the original principal amount of the notes, all accrued and unpaid interest up to, but not including the payment date of July 15, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the notes, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged.
In addition, on August 18, 2009, the Company accepted for payment $7,050 in principal amount of 2 7/8% Convertible Notes due 2010 — Series B at a purchase price of $7,046, which was 99.9% of the original amount of the notes, in a privately negotiated transaction.
As a result of these transactions, the Company had approximately $6,402 principal amount of Convertible Notes outstanding as of September 30, 2009; the Convertible Notes mature on December 31, 2010. The Company used the proceeds from Lamar Media’s $350,000 9 3/4% senior note offering to fund these transactions.
11.	Disclosures About Fair Value of Financial Instruments
At September 30, 2009, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009:

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

As of September 30, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Financial liabilities
Long-term debt (including current maturities)	$2,703,087	$2,684,626	$2,684,626	$—	$—
Hedging instrument	$1,860	$1,860	$—	$1,860	$—
Fair Value Measurements and Disclosures (formerly SFAS 157) established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 3 inputs to measure fair value.
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
12.	Recently Issued Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued guidance which divides nongovernmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. The Codification is not intended to change U.S. GAAP; however, it does significantly change the way in which accounting literature is organized and because it completely replaces existing standards, it will affect the way U.S. GAAP is referenced by most companies in their financial statements and accounting policies. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the Codification did not have an impact on our consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,763	$14,139
Receivables, net of allowance for doubtful accounts of $10,235 and $10,000 in 2009 and 2008, respectively	158,294	155,043
Prepaid expenses	57,874	44,377
Deferred income tax assets	8,809	8,948
Other current assets	42,884	39,183

Total current assets	305,624	261,690

Property, plant and equipment	2,837,864	2,900,970
Less accumulated depreciation and amortization	(1,384,556)	(1,305,937)

Net property, plant and equipment	1,453,308	1,595,033

Goodwill	1,406,050	1,406,254
Intangible assets	694,923	773,140
Deferred financing costs net of accumulated amortization of $26,906 and $22,817 in 2009 and 2008, respectively	32,272	18,538
Other assets	41,181	43,412

Total assets	$3,933,358	$4,098,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$10,415	$15,108
Current maturities of long-term debt	114,868	58,751
Accrued expenses	66,896	67,351
Deferred income	39,601	30,612

Total current liabilities	231,780	171,822

Long-term debt	2,582,119	2,777,607
Deferred income tax liabilities	147,323	158,657
Asset retirement obligation	159,462	160,723
Other liabilities	19,444	15,354

Total liabilities	3,140,128	3,284,163

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2009 and 2008	—	—
Additional paid-in-capital	2,530,422	2,517,481
Accumulated comprehensive income (deficit)	2,626	(1,066)
Accumulated deficit	(1,739,818)	(1,702,511)

Stockholder’s equity	793,230	813,904

Total liabilities and stockholder’s equity	$3,933,358	$4,098,067

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net revenues	$271,766	$312,516	$793,750	$919,111

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	97,630	113,975	298,055	329,702
General and administrative expenses (exclusive of depreciation and amortization)	44,225	52,556	138,828	158,785
Corporate expenses (exclusive of depreciation and amortization)	10,344	13,003	31,577	41,506
Depreciation and amortization	83,529	80,486	252,792	237,482
Gain on disposition of assets	(3,222)	(868)	(5,095)	(3,880)

	232,506	259,152	716,157	763,595

Operating income	39,260	53,364	77,593	155,516

Other expense (income)
Gain on disposition of investment	(1,445)	(281)	(1,445)	(1,814)
Interest income	(113)	(317)	(379)	(997)
Interest expense	51,822	39,310	139,987	118,623

	50,264	38,712	138,163	115,812

(Loss) income before income tax expense	(11,004)	14,652	(60,570)	39,704

Income tax (benefit) expense	(6,182)	10,833	(23,395)	22,840

Net (loss) income	$(4,822)	$3,819	$(37,175)	$16,864

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(37,175)	$16,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252,792	237,482
Non-cash equity based compensation	9,687	9,047
Amortization included in interest expense	10,625	2,792
Gain on disposition of assets	(6,540)	(5,694)
Deferred tax (benefit) expense	(11,969)	19,059
Provision for doubtful accounts	8,438	8,044
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,032)	(20,465)
Prepaid expenses	(11,742)	(18,378)
Other assets	(129)	2,955
Increase (decrease) in:
Trade accounts payable	1,119	9,808
Accrued expenses	(15,246)	(17,531)
Other liabilities	22,146	(6,533)

Net cash provided by operating activities	207,974	237,450

Cash flows from investing activities:
Acquisitions	(1,675)	(225,920)
Capital expenditures	(29,010)	(159,246)
Proceeds from disposition of assets	11,716	9,101
Payment received on notes receivable	142	228

Net cash used in investing activities	(18,827)	(375,837)

Cash flows from financing activities:
Debt issuance costs	(19,849)	(168)
Payment on mirror note	(287,500)	—
Net proceeds from note offering	314,927	—
Net (payments) borrowings on credit agreement	(171,299)	167,147
(Distributions) Contributions to/from parent	(2,145)	10,495
Dividend to parent	—	(93,390)

Net cash (used in) provided by financing activities	(165,866)	84,084

Effect of exchange rate changes in cash and cash equivalents	343	(235)
Net increase (decrease) in cash and cash equivalents	23,624	(54,538)
Cash and cash equivalents at beginning of period	14,139	76,048

Cash and cash equivalents at end of period	$37,763	$21,510

Supplemental disclosures of cash flow information:
Cash paid for interest	$133,442	$127,865

Cash paid for foreign, state and federal income taxes	$2,519	$3,549

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 4, 5, 6, 7, 8, 10, 11, 12 and portions of Note 3 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined quarterly report on Form 10-Q entitled “Note Regarding Forward–Looking Statements” and in Item 1A to the 2008 Combined Form 10-K, as updated from time to time by the risk factors included in our Current Reports on Form 8-K and Quarterly Reports on Form 10-Q for the Company and Lamar Media filed after the 2008 Combined Form 10-K. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included in this Form 10-Q.
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
Since December 31, 2005, the Company has completed strategic acquisitions of outdoor advertising assets and site easements for an aggregate purchase price of approximately $632.9 million. The Company has historically financed its acquisitions and intends to finance its future acquisition activity, if any, from available cash, borrowings under its senior credit facility and the issuance of Class A common stock or debt securities. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. Due to the current economic recession, however, the Company has significantly reduced its acquisition activity during 2009.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2009	2008	2009	2008
Total capital expenditures:
Billboard — traditional	$1,386	$9,669	$6,447	$49,459
Billboard — digital	3,345	34,928	11,592	84,964
Logos	1,205	1,365	3,276	4,481
Transit	113	261	3,123	609
Land and buildings	165	1,790	549	7,946
Operating equipment	1,325	3,620	4,023	11,787

Total capital expenditures	$7,539	$51,633	$29,010	$159,246

RESULTS OF OPERATIONS
During the third quarter of 2009, the Company identified an error associated with the Company’s lease escalation liability. As a result, the Company’s direct advertising expense and the related accrued liability balances were misstated. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the errors from qualitative and quantitative perspectives, and concluded the errors were immaterial to the prior periods. Consequently, the Company will revise its historical financial statements for fiscal 2007, fiscal 2008, fiscal 2009, and the quarters within fiscal 2008 and 2009, when they are published.

Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008
Net revenues decreased $125.3 million or 13.6% to $793.8 million for the nine months ended September 30, 2009 from $919.1 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $115.2 million or 13.8% over the prior period, a decrease in logo sign revenue of $0.4 million, which represents a decrease of 1.2% over the prior period, and a $9.7 million decrease in transit revenue, which represents a decrease of 20.6% over the prior period.
For the nine months ended September 30, 2009, there was a $139.0 million decrease in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2008. The $139.0 million decrease in revenue primarily consists of a $130.3 million decrease in billboard revenue and a $9.4 million decrease in transit revenue offset by a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This $139.0 million decrease in revenue represents a decrease of 14.9% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $61.6 million or 11.6% to $468.9 million for the nine months ended September 30, 2009 from $530.5 million for the same period in 2008. There was a $51.6 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $10.0 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to a 13% reduction in personnel expenses resulting from a reduction in work force.
Depreciation and amortization expense increased $15.3 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the acceleration of depreciation related to non performing structures dismantled during the period.
Due to the above factors, operating income decreased $77.8 million to $77.2 million for the nine months ended September 30, 2009 compared to $155.0 million for the same period in 2008.
Interest expense increased $17.2 million from $127.9 million for the nine months ended September 30, 2008 to $145.1 million for the nine months ended September 30, 2009, due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes issued in March 2009 and the increase in interest rates as a result of the amendments to Lamar Media’s senior credit facility in April 2009.
During the nine months ended September 30, 2009, Lamar recognized a gain of $3.7 million resulting from the partial extinguishment of it’s 2 7/8% Convertible Notes due 2010 – Series B.
The decrease in operating income and the increase in interest expense, offset by the increase in the gain on extinguishment of debt resulted in a $92.3 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $43.2 million for the nine months ended September 30, 2009 over the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was 38.5%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with Stock Compensation Awards Classified as Equity (formerly SFAS 123R) and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 2009 of $38.4 million, as compared to net income of $10.8 million for the same period in 2008.
Three Months ended September 30, 2009 compared to Three Months ended September 30, 2008
Net revenues decreased $40.7 million or 13.0% to $271.8 million for the three months ended September 30, 2009 from $312.5 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $38.8 million or 13.7% over the prior period and a $2.7 million decrease in transit revenue over the prior period, which represents a decrease of 16.5% , offset by a $0.8 million increase in logo revenue over the prior period.
For the three months ended September 30, 2009, there was a $40.3 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2008. The $40.3 million decrease in revenue primarily consists of a $39.1 million decrease in billboard revenue and a $2.3 million decrease in transit revenue offset by a $1.1 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This $40.3 million decrease in revenue represents a decrease of 12.9% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $27.5 million or 15.3% to $152.2 million for the three months ended September 30, 2009 from $179.7 million for the same period in 2008. There was a $24.7 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $2.8 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to a 13% reduction in personnel.
Depreciation and amortization expense increased $3.0 million for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, primarily due to the acceleration of depreciation in non performing structures dismantled during the period.
Due to the above factors, operating income decreased $13.9 million to $39.3 million for the three months ended September 30, 2009 compared to $53.2 million for the same period in 2008.
Interest expense increased $9.7 million from $42.4 million for the three months ended September 30, 2008 to $52.1 million for the three months ended September 30, 2009 due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes issued in March 2009 and the increase in interest rates as a result of the amendments to Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and increase in interest expense described above resulted in a $22.5 million increase in loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $15.9 million for the three months ended September 30, 2009 over the same period in 2008, as adjusted. The effective tax rate for the three months ended September 30, 2009 was 57.0%.
As a result of the above factors, the Company recognized a net loss for the three months ended September 30, 2009 of $4.8 million, as compared to net income of $1.8 million for the same period in 2008.
Reconciliations:
Because acquisitions occurring after December 31, 2007 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue for the three and nine months ended September 30, 2008 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2008 that corresponds with the actual period we have owned the assets in 2008 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
	(in thousands)	(in thousands)
Reported net revenue	$312,516	$919,111
Acquisition net revenue	(431)	13,671

Acquisition-adjusted net revenue	$312,085	$932,782

Comparison of 2009 Reported Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Reported net revenue	$271,766	$312,516	$793,750	$919,111
Acquisition net revenue	—	(431)	—	13,671

Adjusted totals	$271,766	$312,085	$793,750	$932,782

LIQUIDITY AND CAPITAL RESOURCES
Overview
In light of the worsening economic climate in the fourth quarter of 2008 that has continued in 2009 we have taken certain steps to reduce our overall operating expenses. These steps include reducing operating expenses and non-essential capital expenditures and significantly reducing acquisition activity. As part of the overall reductions in operating expenses, the Company reduced its workforce from approximately 3,500 to 3,050, which represents a decrease of approximately 13%.
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the senior credit facility and maintains all corporate cash balances.
Sources of Cash
Total Liquidity at September 30, 2009. As of September 30, 2009, Lamar Media had approximately $235.8 million in total liquidity that consisted of approximately $47.7 million in cash and the ability to fully access its revolving senior credit facility in the amount of $188.1 million while remaining in compliance with covenant restrictions.
Cash Generated by Operations. For the nine months ended September 30, 2009 and 2008 our cash provided by operating activities was $191.4 million and $237.7 million, respectively. While our net loss was approximately $38.4 million for the nine months ended
September 30, 2009, we generated cash from operating activities of $191.4 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $266.8 million, which primarily consisted of depreciation and amortization of $252.8 million and amortization included in interest expense of $15.7 million. In addition, there was an increase in working capital of $37.0 million. We expect to generate cash flows from operations during 2009 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use the excess cash generated principally for reducing outstanding indebtedness.
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

Credit Facilities. As of September 30, 2009, Lamar Media had approximately $188.1 million of unused capacity under the revolving credit facility included in its senior credit facility. The senior credit facility was effective September 30, 2005 and was comprised of a $400.0 million revolving senior credit facility and a $400.0 million term facility. We have also borrowed $789.0 million in term loans as a result of incremental borrowings (Series A through Series F) during 2006 and 2007 under the incremental facility included in our senior credit facility. In addition to those incremental borrowings, the existing incremental facility permitted Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The aggregate balance outstanding under our senior credit facility September 30, 2009 was $1.12 billion.
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
     Restrictions Under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit agreement. If the Company fails to comply with these tests, all obligations under the senior credit facility, including our revolving credit facility, may be accelerated. At September 30, 2009 and currently Lamar Media is in compliance with all such tests.
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
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $29.0 million for the nine months ended
September 30, 2009. We anticipate our 2009 total capital expenditures to be between $35.0 million and $40.0 million.
Acquisitions. Due to the current economic recession, the Company has significantly reduced its acquisition activity for the year ended December 31, 2009. Consequently, during the nine months ended September 30, 2009, the Company’s acquisition activity was $1.7 million and was financed with cash on hand.
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
In addition, on August 18, 2009, the Company accepted for payment $7.1 million in principal amount of 2 7/8% Convertible Notes due 2010 – Series B at a purchase price of $7.0 million, which was 99.9% of the original amount of the notes, in a privately negotiated transaction.
As a result of these transactions, the Company had approximately $6.4 million principal amount of Convertible Notes outstanding as of September 30, 2009; the Convertible Notes mature on December 31, 2010. The Company used the proceeds from Lamar Media’s $350 million 9 3/4% senior note offering to fund these transactions. See “Sources of Cash-Note Offerings” above.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes included in this Form 10-Q.
RESULTS OF OPERATIONS
Nine Months ended September 30, 2009 compared to Nine Months ended September 30, 2008
Net revenues decreased $125.3 million or 13.6% to $793.8 million for the nine months ended September 30, 2009 from $919.1 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $115.2 million or 13.8% over the prior period, a decrease in logo sign revenue of $0.4 million, which represents a decrease of 1.2% over the prior period, and a $9.7 million decrease in transit revenue, which represents a decrease of 20.6% over the prior period.
For the nine months ended September 30, 2009, there was a $139.0 million decrease in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2008. The $139.0 million decrease in revenue primarily consists of a $130.3 million decrease in billboard revenue and a $9.4 million decrease in transit revenue offset by a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This $139.0 million decrease in revenue represents a decrease of 14.9% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $61.5 million or 11.6% to $468.5 million for the nine months ended September 30, 2009 from $530.0 million for the same period in 2008. There was a $51.6 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $9.9 million decrease in corporate expenses. The decrease in operating expenses was primarily due to the Company’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to a 13% reduction in personnel expenses resulting from a reduction in work force.
Depreciation and amortization expense increased $15.3 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily due to the acceleration of depreciation related to non performing structures dismantled during the period.
Due to the above factors, operating income decreased $77.9 million to $77.6 million for the nine months ended September 30, 2009 compared to $155.5 million for the same period in 2008.
Interest expense increased $21.4 million from $118.6 million for the nine months ended September 30, 2008 to $140.0 million for the nine months ended September 30, 2009 due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes issued in March 2009 and the increase in interest rates as a result of the amendments to Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and the increase in interest expense, offset by the increase in the gain on extinguishment of debt resulted in a $100.3 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $46.2 million for the nine months ended September 30, 2009 over the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was 38.6%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with Stock Compensation Awards Classified as Equity (formerly SFAS 123R) and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized a net loss for the nine months ended September 30, 2009 of $37.2 million, as compared to net income of $16.9 million for the same period in 2008.
Three Months ended September 30, 2009 compared to Three Months ended September 30, 2008
Net revenues decreased $40.7 million or 13.0% to $271.8 million for the three months ended September 30, 2009 from $312.5 million for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $38.8 million or 13.7% over the prior period and a $2.7 million decrease in transit revenue over the prior period, which represents a decrease of 16.5% offset by a $0.8 million increase in logo revenue over the prior period.
For the three months ended September 30, 2009, there was a $40.3 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2008. The $40.3 million decrease in revenue primarily consists of a $39.1 million decrease in billboard revenue and a $2.3 million decrease in transit revenue offset by a $1.1 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2008. This $40.3 million decrease in revenue represents a decrease of 12.9% over the comparable period in 2008 and is attributable to the continuation of the general economic downturn which began in the fourth quarter of 2008. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $27.3 million or 15.2% to $152.2 million for the three months ended September 30, 2009 from $179.5 million for the same period in 2008. There was a $24.6 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $2.7 million decrease in corporate expenses. The decrease in operating expenses was primarily due to Lamar Media’s increased efforts to reduce overall expenditures through lease renegotiations and cancellations, in addition to a 13% reduction in personnel.
Depreciation and amortization expense increased $3.0 million for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to the acceleration of depreciation in non performing structures dismantled during the period.
Due to the above factors, operating income decreased $14.1 million to $39.3 million for the three months September 30, 2009 compared to $53.4 million for the same period in 2008.
Interest expense increased $12.5 million from $39.3 million for the three months ended September 30, 2008 to $51.8 million for the three months ended September 30, 2009 due to the issuance of $350 million in aggregate principal amount of 9 3/4% senior notes issued in March 2009 and the increase in interest rates as a result of the amendments to Lamar Media’s senior credit facility in April 2009.
The decrease in operating income and increase in interest expense described above resulted in a $25.7 million increase in loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $17.0 million for the three months ended September 30, 2009 over the same period in 2008. The effective tax rate for the three months ended September 30, 2009 was 56.2%.
As a result of the above factors, Lamar Media recognized a net loss for the three months ended September 30, 2009 of $4.8 million, as compared to net income of $3.8 million for the same period in 2008.
Reconciliations:
Because acquisitions occurring after December 31, 2007 the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue for the three and nine months ended September 30, 2008 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2008 that corresponds with the actual period we have owned the assets in 2009 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 reported net revenue for each of the three and nine month periods ended September 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2008	September 30, 2008
	(in thousands)	(in thousands)
Reported net revenue	$312,516	$919,111
Acquisition net revenue	(431)	13,671

Acquisition-adjusted net revenue	$312,085	$932,782

Comparison of 2009 Reported Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Reported net revenue	$271,766	$312,516	$793,750	$919,111
Acquisition net revenue	—	(431)	—	13,671

Adjusted totals	$271,766	$312,085	$793,750	$932,782

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2009, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2008 Combined Form 10-K.
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
At September 30, 2009, there was approximately $1.1 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 41.4% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2009 with respect to borrowings under the senior credit facility was $43.8 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2009 was 3.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.9% rather than 3.9%), then the Company’s nine months ended September 30, 2009 interest expense would have been approximately $18.4 million higher resulting in a $12.2 million decrease in the Company’s nine months ended September 30, 2009 net income.
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

LAMAR ADVERTISING COMPANY

DATED: November 5, 2009	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 5, 2009	BY:	/s/ Keith A. Istre

Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.