Form 10-K
period 2009-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2010-02-26
CIK 899045, 1090425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
 Yes ☐ No ☑
     Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether each registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
     Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2009, the aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $876,847,087 based on $15.27 per share as reported on the NASDAQ National Market System.
     As of June 30, 2009, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
     Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2010
Lamar Advertising Company Class A common stock, $0.001 par value per share	76,797,295	shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	15,172,865	shares
Lamar Media Corp. common stock, $0.001 par value per share	100	shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 20, 2010 (Proxy Statement)	Part III
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	Lamar Advertising Company’s future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	market opportunities and competitive positions;

•	estimated risks; and

•	stock price.
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
     The forward-looking statements in this report are based on the Company’s current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, the Company cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.
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

PART I
ITEM 1. BUSINESS
General
     Lamar Advertising Company, referred to in this Annual Report as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters, benches and logo plates. As of December 31, 2009, we owned and operated approximately 150,000 billboard advertising displays in 44 states, Canada and Puerto Rico, over 100,000 logo advertising displays in 21 states and the province of Ontario, Canada, and operated over 27,000 transit advertising displays in 16 states, Canada and Puerto Rico. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.
The Company’s Business
     We operate three types of outdoor advertising displays: billboards, logo signs and transit advertising displays.
     Billboards. We sell most of our advertising space on two types of billboards: bulletins and posters.
•	Bulletins are generally large, illuminated advertising structures that are located on major highways and target vehicular traffic.

•	Posters are generally smaller advertising structures that are located on major traffic arteries and city streets and target vehicular and pedestrian traffic.
     In addition to these traditional billboards, we also sell digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2009, we owned and operated approximately 1,150 digital billboard advertising displays in 38 states, Canada and Puerto Rico.
     Logo signs. We sell advertising space on logo signs located near highway exits.
•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
     We are the largest provider of logo signs in the United States, operating 21 of the 27 privatized state logo sign contracts. As of December 31, 2009, we operated over 100,000 logo sign advertising displays in 21 states and Canada.
     Transit advertising displays. We also sell advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in 63 markets. As of December 31, 2009, we operated over 27,000 transit advertising displays in 16 states, Canada and Puerto Rico.
Corporate History
     We have operated under the Lamar name since our founding in 1902 and have been publicly traded on NASDAQ under the symbol “LAMR” since 1996. We completed a reorganization on July 20, 1999 that created our current holding company structure. At that time, the operating company (then called Lamar Advertising Company) was renamed Lamar Media Corp., and all of the operating company’s stockholders became stockholders of a new holding company. The new holding company then took the Lamar Advertising Company name, and Lamar Media Corp. became a wholly owned subsidiary of Lamar Advertising Company.
     In this Annual Report, we refer to Lamar Advertising Company as the “Company” or “we” and Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”
Where you can find more information
     We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available free of charge through our website, www.lamar.com, as soon as reasonably practicable after filing them with, or furnishing them to, the Securities and Exchange Commission. Information contained on the website is not part of this Annual Report.

Operating Strategies
     We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
     Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 79% of our net revenues for the year ended December 31, 2009, which management believes is higher than the industry average. We believe that the experience of our regional and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 28 years. In an effort to provide high quality sales and service at the local level, we employed over 750 local account executives as of December 31, 2009. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as, our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
     In addition, we routinely invest in upgrading our existing displays and constructing new displays. From January 1, 2000 to December 31, 2009, we invested approximately $1.2 billion in improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allow us to provide high quality service to our current advertisers and to attract new advertisers.
     Continuing to pursue other outdoor advertising opportunities. We plan to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, we plan to pursue additional tourist oriented directional sign programs in both the Untied States and Canada and also other motorist information signing programs as opportunities present themselves. In addition, in an effort to maintain market share, we continue to pursue attractive transit advertising opportunities as they become available.
     Reducing operating expenditures in light of the economic downturn. During 2009, we significantly reduced operating and capital expenditures to position the Company to manage through the current recession and to ensure that the Company is well positioned for a recovery in the general economy. Although we have historically invested in capital expenditures and strategic acquisitions, we are planning to continue to limit our spending on operating and capital expenditures, including acquisition activity during 2010.
COMPANY OPERATIONS
Billboard Advertising
     We sell most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2009, we owned and operated approximately 150,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2009, we derived approximately 72% of our billboard advertising net revenues from bulletin sales and 28% from poster sales.
     Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2009, we operated approximately 68,000 bulletins.

     We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
     Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2009, we operated approximately 80,800 posters.
     We generally sell poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.
     In addition to the traditional displays described above, we also sell digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2009, we operated approximately 1,150 digital billboards in various markets, which represents approximately 10.3% of billboard revenue.
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
Logo Sign Advertising
     We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 21 of the 27 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2009, we operated over 33,000 logo sign structures containing over 100,000 logo advertising displays in the United States and Canada.
     We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado Delaware Georgia	Kansas Kentucky Louisiana	Maine Michigan Minnesota	Mississippi Missouri(1) Nebraska	Nevada New Jersey New Mexico	Ohio Oklahoma Pennsylvania	South Carolina Utah Virginia

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

     We also operate the tourist oriented directional signing (“TODS”) programs for the states of Nevada, Colorado, Nebraska, Missouri, Michigan, Ohio, Kansas, Kentucky, Virginia, Louisiana and New Jersey, and the province of Ontario, Canada.
     Our logo and TODS operations are decentralized. Generally, each office is staffed with an experienced local general manager, local sales and office staff and a local signing sub-contractor. This decentralization allows the management staff of Interstate Logos, L.L.C. (the subsidiary that operates all of the logo and directional sign-related businesses) to travel extensively to the various operations and serve in a technical and management advisory capacity and monitor regulatory and contract compliance. We also run a silk screening operation in Baton Rouge, Louisiana and a display construction company in Atlanta, Georgia.
     State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our twenty-two logo sign contracts in place, in the United States and Canada, at December 31, 2009, three are subject to renewal in 2010.
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
Transit Advertising
     We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in 63 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2009, we operated over 27,000 transit advertising displays in 16 states, Canada and Puerto Rico.
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
     Although we primarily focus on small to mid-size markets where we can attain a strong market share, in each of our markets, we compete against other providers of outdoor advertising and other types of media, including:
•	Larger outdoor advertising providers, such as (i) Clear Channel Outdoor Holdings, Inc., which operates billboards, street furniture displays, transit displays and other out-of-home advertising displays in North America and worldwide and (ii) CBS Outdoor, a division of CBS Corporation, which operates traditional outdoor, street furniture and transit advertising properties in North America and worldwide. Clear Channel Outdoor and CBS Outdoor each have corporate relationships with large media conglomerates and may have greater total resources, product offerings and opportunities for cross-selling than we do.

•	Other forms of media, such as broadcast and cable television, radio, print media, direct mail marketing, telephone directories and the Internet.

•	An increasing variety of out-of-home advertising media, such as advertising displays in shopping centers, malls, airports, stadiums, movie theaters and supermarkets and advertising displays on taxis, trains and buses.

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
CUSTOMERS
     Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2009, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 70% of our billboard advertising net revenues in the year ended December 31, 2009. No individual advertiser accounted for more than 1.0% of our billboard advertising net revenues in that period.

Percentage of Net
Billboard
Categories	Advertising Revenues
Restaurants	12%
Retailers	10%
Health Care	8%
Service	7%
Gaming	7%
Amusement — Entertainment/Sports	6%
Automotive	6%
Hotels and Motels	5%
Financial — Banks, Credit Unions	5%
Telecommunications	4%

70%
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
     In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration is currently conducting a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. This study is expected to be completed in April 2010. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards.
EMPLOYEES
     We employed approximately 3,000 people as of December 31, 2009. Approximately 160 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including over 750 local account executives, were employed in our operating offices.
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
     The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2009, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.67 billion of total debt outstanding, consisting of approximately $1.09 billion in bank debt, $319.0 million of senior notes and $1.26 billion in various series of senior subordinated notes and Lamar Advertising had outstanding $3.3 million of convertible notes due 2010. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $188.9 million available for borrowing as of December 31, 2009 under the revolving senior credit facility.
     The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:
•	make it more difficult for the Company to comply with the financial covenants in its senior credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

•	limit the cash flow available to fund the Company’s working capital, capital expenditures, acquisitions or other general corporate requirements;

•	limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements;

•	place the Company at a competitive disadvantage relative to those of its competitors that have less debt;

•	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its senior credit facility or the holders of its other debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and

•	increase the Company’s vulnerability to general adverse economic and industry conditions.
     Any of these problems could adversely affect the Company’s business, financial condition and financial results.
Restrictions in the Company’s and Lamar Media’s debt agreements reduce operating flexibility and contain covenants and restrictions that create the potential for defaults, which could adversely affect the Company’s business, financial condition and financial results.
     The terms of the indentures relating to the Company’s outstanding notes, Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict the ability of the Company and Lamar Media to, among other things:
•	incur or repay debt;

•	dispose of assets;

•	create liens;

•	make investments;

•	enter into affiliate transactions; and

•	pay dividends and make inter-company distributions.
     The terms of Lamar Media’s senior credit facility also restrict it from exceeding specified total debt and senior debt ratios and require it to maintain specified fixed charges coverage ratios. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.
     The Company’s ability to comply with the financial covenants in the senior credit facility and indentures (and to comply with similar covenants in future agreements) depends on its operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.
     Although the Company and Lamar Media are currently in compliance with all financial covenants, the Company’s operating results have been negatively impacted by the current economic downturn and there can be no assurance that the current economic recession will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing the Company’s and Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.
     In addition, these restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, or other time-sensitive business opportunities.

The Company’s revenues are sensitive to general economic conditions and other external events beyond the Company’s control.
     The Company sells advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions and has been adversely affected by the current recession, as evidenced by a 11.9% decline in the Company’s advertising revenues in year ended December 31, 2009.
Additionally, the occurrence of any of the following external events could further depress the Company’s revenues
•	a widespread reallocation of advertising expenditures to other available media by significant users of the Company’s displays; and

•	a decline in the amount spent on advertising in general or outdoor advertising in particular.
The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.
     The Company tested goodwill for impairment on December 31, 2009. Based on the Company’s review at December 31, 2009, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.
The Company significantly reduced its acquisition activity in 2009 and plans to maintain this level of activity in 2010, which could adversely affect the Company’s future financial performance.
     The Company has historically grown its business, in part, through strategic acquisitions that increase its advertising display inventory in existing and new markets. The Company significantly reduced its acquisition activity during 2009 and plans to maintain this level of activity in 2010, which may have an adverse effect on its future financial performance and results of operations.
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
     We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.
     In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration is currently conducting a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. This study is expected to be completed in April 2010. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions could materially adversely affect both our existing inventory of digital billboards and our plans to expand our digital deployment.
The Company’s logo sign contracts are subject to state award and renewal.
     In 2009, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
     Of the Company’s 22 logo sign contracts in place at December 31, 2009, three are subject to renewal in 2010. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.
     As of December 31, 2009, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman, President and Chief Executive Officer, and Sean Reilly, the Company’s Chief Operating Officer and President of its Outdoor Division, owned in the aggregate approximately 17% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 67% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family the power to:
•	elect the Company’s entire board of directors;

•	control the Company’s management and policies; and

•	determine the outcome of any corporate transaction or other matter requiring stockholder approval, including charter amendments, mergers, consolidations and asset sales.
     The Reilly family may have interests that are different than yours in making these decisions.
If the Company’s contingency plans relating to hurricanes fail, the resulting losses could hurt the Company’s business.
     The Company has determined that it is uneconomical to insure against losses resulting from hurricanes and other natural disasters. Although the Company has developed contingency plans designed to mitigate the threat posed by hurricanes to advertising structures (e.g., removing advertising faces at the onset of a storm, when possible, which better permits the structures to withstand high winds during the storm), these plans could fail and significant losses could result.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our 53,500 square foot management headquarters is located in Baton Rouge, Louisiana. We occupy approximately 97% of the space in the headquarters and lease the remaining space. We own 123 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 132 operating facilities at an aggregate lease expense for 2009 of approximately $7.0 million.
     We own approximately 6,800 parcels of property beneath our advertising structures. As of December 31, 2009, we leased approximately 79,000 active outdoor sites, accounting for a total annual lease expense of approximately $206.9 million. This amount represented approximately 19.6% of total advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
     The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2009, the Class A common stock was held by 187 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
     The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2008
First Quarter	$48.40	$32.60
Second Quarter	42.64	32.71
Third Quarter	40.99	12.59
Fourth Quarter	30.95	8.67
Year ended December 31, 2009
First Quarter	$16.76	$5.35
Second Quarter	22.98	9.81
Third Quarter	27.97	14.27
Fourth Quarter	32.23	23.89
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
Issuer Purchases of Equity Securities
     On February 22, 2007, the Board of Directors approved a stock repurchase program of up to $500.0 million of the Company’s Class A common stock. This repurchase plan expired on February 22, 2009 with approximately $126.7 million of authorized repurchase capacity unused at expiration.
(Remainder of this page intentionally left blank)

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

	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,056,065	$1,198,419	$1,209,555	$1,120,091	$1,021,656

Operating expenses:
Direct advertising expenses	397,725	437,660	410,762	393,747	353,139
General and administrative expenses	229,423	257,621	270,390	248,937	212,727
Depreciation and amortization	336,725	331,654	306,879	301,685	290,089
Gain on disposition of assets	(5,424)	(7,363)	(3,914)	(10,862)	(1,119)

Total operating expenses	958,449	1,019,572	984,117	933,507	854,836

Operating income	97,616	178,847	225,438	186,584	166,820

Other expense (income):
(Gain) loss on extinguishment of debt	(3,320)	—	—	—	3,982
Gain on disposition of investment	(1,445)	(1,814)	(15,448)	—	—
Interest income	(527)	(1,202)	(2,598)	(1,311)	(1,511)
Interest expense	197,047	170,352	168,601	112,955	90,671

Total other expense	191,755	167,336	150,555	111,644	93,142

(Loss) income before income taxes	(94,139)	11,511	74,883	74,940	73,678
Income tax (benefit) expense	(36,101)	9,349	33,901	32,994	31,899

Net (loss) income	(58,038)	2,162	40,982	41,946	41,779
Preferred stock dividends	365	365	365	365	365

Net (loss) income applicable to common stock	$(58,403)	$1,797	$40,617	$41,581	$41,414

Net (loss) income per share	$(0.64)	$0.02	$0.42	$0.40	$0.39

Cash dividends declared per common share	$—	$—	$3.25	—	—

Statement of Cash Flow Data:
Cash flows provided by operating activities(1)	$293,743	$346,520	$354,469	$364,517	$347,257
Cash flows used in investing activities(1)	$29,039	$437,419	$341,081	$438,896	$267,970
Cash flows (used in) provided by financing activities(1)	$(168,349)	$30,002	$39,277	$66,973	$(104,069)

Balance Sheet Data(1)(2)
Cash and cash equivalents	$112,253	$14,139	$76,048	$11,796	$19,419
Working capital	104,229	78,423	149,213	116,605	93,816
Total assets	3,943,541	4,117,025	4,081,763	3,924,228	3,741,234
Total debt (including current maturities)	2,674,912	2,814,449	2,692,667	1,990,468	1,576,326
Total long-term obligations	2,848,036	3,063,847	2,970,612	2,273,483	1,826,138
Stockholders’ equity	831,798	870,618	947,497	1,536,580	1,817,482

(1)	As of the end of the period.

(2)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report contains forward-looking statements. These statements are subject to risks and uncertainties including those described in Item 1A under the heading “Risk Factors,” and elsewhere in this Annual Report, that could cause actual results to differ materially from those projected in these forward-looking statements. The Company cautions investors not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company
     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
OVERVIEW
     The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues, and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, which affect the rates that the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays. The severe economic downturn that began in the fourth quarter of 2008 affected the Company as well as the advertising industry. The Company had fewer customers in 2009 which resulted in lower occupancy and a reduction in sales. While the Company anticipates this will continue into 2010, we took steps to reduce operating and capitalized expenditures in order to offset this reduction in revenue during 2009 and will continue this practice into 2010.
     Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2004, the Company completed acquisitions for an aggregate purchase price of approximately $824.2 million, which included the issuance of 1,026,413 shares of Lamar Advertising Company Class A common stock valued at the time of issuance at approximately $43.3 million. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. However, during 2009, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a purchase price of $4.5 million, which was a reduction of approximately $245 million over the same period in 2008. Due to the ongoing economic recession, the Company will continue to limit its acquisition activity during 2010.
     Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2009	2008	2007
	(In thousands)
Billboard — Traditional	$7,401	$58,064	$68,664
Billboard — Digital	15,178	103,701	92,093
Logos	5,275	7,606	10,190
Transit	5,488	1,018	2,047
Land and buildings	578	11,240	31,463
PP&E	4,895	16,441	16,077

Total capital expenditures	$38,815	$198,070	$220,534

     We expect our capital expenditures to be approximately $40 million in 2010.
RESULTS OF OPERATIONS
     The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	37.7	36.5	34.0
General and administrative expenses	17.7	17.3	17.4
Corporate expenses	4.0	4.2	4.9
Depreciation and amortization	31.9	27.7	25.4
Operating income	9.2	14.9	18.6
Interest expense	18.7	14.2	13.9
Net (loss) income	(5.5)	0.2	3.4

Year ended December 31, 2009 compared to Year ended December 31, 2008
     Net revenues decreased $142.4 million or 11.9% to $1.06 billion for the year ended December 31, 2009 from $1.20 billion for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $132.3 million, or 12.1%, over the prior period, a $10.6 million decrease in transit revenue, or 17.4%, over the prior period, offset by a $0.5 million increase in logo revenue, of 1.1%, over the prior period.
     The decrease in billboard net revenue of $132.3 million was a result of decreased rate and occupancy due to a reduction in advertising spending by our customers resulting from the current economic recession, which began in the fourth quarter of 2008. The $10.6 million decrease in transit revenue consists of a $0.8 million decrease due to lost transit contracts and a decrease of $9.8 million due to the current economic recession.
     Net revenues for the year ended December 31, 2009; as compared to acquisition-adjusted net revenue for the year ended December 31, 2008, decreased $155.3 million or 12.8% primarily as a result of the reduction in rate and occupancy due to the current economic recession that began in the fourth quarter of 2008 and continued throughout 2009. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $68.2 million, or 9.8%, to $627.1 million for the year ended December 31, 2009 from $695.3 million for the same period in 2008. There was a $3.5 million increase in non-cash compensation expense related to performance based compensation, offset by a $61.5 million decrease in operating expenses related to the cost of operating the Company’s core assets and a $10.2 million decrease in corporate expenses.
     Depreciation and amortization expense increased $5.1 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase is primarily a result of accelerated depreciation on dismantled structures during 2009.
     Due to the above factors, operating income decreased $81.2 million to $97.6 million for year ended December 31, 2009 compared to $178.8 million for the same period in 2008.
     During 2009, the Company extinguished $284.1 million in principal amount of its 2 7/8% Convertible Notes due 2010 - Series B, at an average purchase price of 94.75% yielding a gain of approximately $15.0 million, which was offset by transaction costs and other non cash charges of $11.7 million related to the notes, resulting in a net gain of $3.3 million.
     Interest expense increased $26.6 million from $170.4 million for the year ended December 31, 2008 to $197.0 million for the year ended December 31, 2009 due to issuance of $350 million principal amount 9 3/4% Senior Notes due 2014 and the increase in interest rates resulting from the amendments to our senior credit facility in April 2009.
     The decrease in operating income and the increase in interest expense described above resulted in a $105.7 million decrease in income before income taxes. This decrease in income resulted in a decrease in income tax expense of $45.5 million for the year ended December 31, 2009 over the same period in 2008. The effective tax rate for the year ended December 31, 2009 was 38.3%.
     As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2009 of $58.0 million, as compared to net income of $2.2 million for the same period in 2008.
Reconciliations:
     Because acquisitions occurring after December 31, 2007 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2008 that corresponds with the actual period we have owned the acquired assets in 2009 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 net revenue are provided below:

Comparison of 2009 Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2009	2008
	(In thousands)
Reported net revenue	$1,056,065	$1,198,419
Acquisition net revenue	—	12,955

Adjusted totals	$1,056,065	$1,211,374

Year ended December 31, 2008 compared to Year ended December 31, 2007
     Net revenues decreased $11.1 million, or 0.9%, to $1.20 billion for the year ended December 31, 2008 from $1.21 billion for the same period in 2007. This decrease was attributable primarily to a decrease in billboard net revenues of $9.7 million, or 0.9%, over the prior period and a $1.7 million decrease in logo sign revenue over the prior period due to contracts lost in the fourth quarter of 2008.
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
     Net revenues for the year ended December 31, 2008, as compared to acquisition-adjusted net revenue for the year ended December 31, 2007, decreased $39.6 million, or 3.2%, primarily as a result of the reduction in occupancy primarily in the fourth quarter of 2008 as discussed above. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $14.1 million, or 2.1%, to $695.3 million for the year ended December 31, 2008 from $681.2 million for the same period in 2007. There was an $18.5 million decrease in non-cash compensation expense related to performance based compensation, offset by a $29.6 million increase in operating expenses related to the operations of acquired outdoor advertising assets and increases in the cost of operating the Company’s core assets and a $3.0 million increase in corporate expenses.
     Depreciation and amortization expense increased $24.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is primarily a result of capital expenditures of $103.7 million related to digital billboards which are depreciated using a shorter expected life than the traditional billboards.
     Due to the above factors, operating income decreased $46.6 million to $178.8 million for year ended December 31, 2008 compared to $225.4 million for the same period in 2007.
     The Company recognized a $1.8 million return on investment compared to a $15.4 million gain as a result of the sale of a private company recognized in the first quarter of 2007, which represents a decrease of 88.3% over the prior period.
     Interest expense increased $1.8 million from $168.6 million for the year ended December 31, 2007 to $170.4 million for the year ended December 31, 2008 due to a decrease in interest rates on variable-rate debt offset by increased debt balances.
     The decrease in operating income, the decrease in gain on disposition of investment, and the increase in interest expense described above resulted in a $63.4 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $24.6 million for the year ended December 31, 2008 over the same period in 2007. The effective tax rate for the year ended December 31, 2008 was 81.2%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
     As a result of the above factors, the Company recognized net income for the year ended December 31, 2008 of $2.2 million, as compared to net income of $41.0 million for the same period in 2007.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
     In light of the current economic recession which began in the fourth quarter of 2008 and continued in 2009, we have taken certain steps to reduce our overall operating expenses. These steps include reducing operating expenses and non-essential capital expenditures and significantly reducing acquisition activity. As part of the overall reductions in operating expenses, the company reduced its workforce from approximately 3,500 to 3,000, which represents a decrease of approximately 14%.
     The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the senior credit facility and maintains all corporate operating cash balances except for approximately $6.9 million in cash held at Lamar Advertising (Lamar Media’s parent Company). The cash held at Lamar Advertising will be used to fund repayment of it’s 2 7/8% Convertible Notes due 2010 and its operations. Any other cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.
Sources of Cash
     Total Liquidity at December 31, 2009. As of December 31, 2009 we had approximately $301.2 million of total liquidity, which is comprised of approximately $112.3 million in cash and cash equivalents and the ability to fully access our revolving senior credit facility in the amount of $188.9 million while remaining in compliance with covenant restrictions. During 2010 the Company intends to use any excess cash on hand primarily for reducing outstanding indebtedness under its senior credit facility. On February 12, 2010 the Company prepaid $43.5 million under its senior credit facility which included $16.5 million to fully extinguish its Series C Incremental Term Loan Agreement and $26.9 million of its 2010 maturities.
     Cash Generated by Operations. For the years ended December 31, 2009, 2008, and 2007 our cash provided by operating activities was $293.7 million, $346.5 million and $354.5 million, respectively. While our net loss was approximately $58.0 million for the year ended December 31, 2009, the Company generated cash from operating activities of $293.7 million during 2009 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which primarily includes depreciation and amortization of $336.7 million. We generated cash flows from operations during 2009 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally for reducing outstanding indebtedness. See — “Cash Flows” for more information.
     Credit Facilities As of December 31, 2009 we had approximately $188.9 million of unused capacity under the revolving credit facility included in our senior credit facility. The senior credit facility was effective on September 30, 2005 and was comprised of a $400.0 million revolving senior credit facility and a $400.0 million term facility. We have also borrowed $789.0 million in term loans as a result of incremental borrowings (Series A through Series F) during 2006 and 2007 under the incremental facility included in our senior credit facility. In addition to those incremental borrowings, the existing incremental facility permitted us to request that our lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $500.0 million. The aggregate balance outstanding under our senior credit facility at December 31, 2009 was $1.09 billion.
     On April 2, 2009, Lamar Media entered into Amendment No. 4 (“Amendment No. 4”) to its existing senior credit facility dated as of September 30, 2005, together with its subsidiary guarantors, its subsidiary borrowers, the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent to, among other things (i) reduce the amount of the revolving credit commitments available thereunder from $400 million to $200 million (ii) increase the interest rate margins for the revolving credit facility and term loans under the Credit Agreement, (iii) make certain changes to the provisions regarding mandatory prepayments of loans, (iv) amend certain financial covenants and (v) cause us and our subsidiary guarantors to pledge additional collateral, including certain owned real estate properties, to secure loans made under the senior credit facility. Amendment No. 4 and the changes it made to the senior credit facility were effective as of April 6, 2009.

     Amendment No. 4 also reduced our incremental loan facility from $500 million to $300 million. The incremental facility permits us to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $300 million. Our lenders have no obligation to make additional loans out of the $300 million incremental facility, but may enter into such commitments at their sole discretion.
Proceeds from the Sale of Debt and Equity Securities.
     On August 17, 2006, Lamar Media Corp. issued $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility and repurchase the Company’s Class A common stock pursuant to its then existing repurchase plan.
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
     On March 27, 2009, Lamar Media completed an institutional private placement of $350 million in aggregate principal amount (approximately $314.9 million in gross proceeds) of 9 3/4% Senior Notes due 2014. These senior notes are unsecured obligations that rank senior to all of Lamar Media’s existing and future debt that is expressly subordinated in right of payment to the senior notes, including Lamar Media’s 7 1/4% Senior Subordinated Notes due 2013, its 6 5/8% Senior Subordinated Notes due 2015, its 6 5/8% Senior Subordinated Notes due 2015 — Series B, and its 6 5/8% Senior Subordinated Notes due 2015 — Series C. The senior notes will rank equally with all of Lamar Media’s existing and future liabilities that are not so subordinated and will be effectively subordinated to all of its secured debt (to the extent of the value of the collateral securing such debt), including Lamar Media’s senior credit facility, and structurally subordinated to all of the liabilities of any of Lamar Media’s subsidiaries that do not guarantee the senior notes.. At any time prior to April 1, 2014, Lamar Media may redeem some or all of the senior notes at a price equal to 100% of the principal amount plus a make-whole premium. Lamar Media also may redeem up to 35% of the aggregate principal amount of these senior notes, at any time and from time to time, at a price equal to 109.75% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 1, 2012. Lamar Media distributed the proceeds of this offering, after the payment of fees and expenses, to Lamar Advertising in order to enable Lamar Advertising to repurchase some or all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B (pursuant to a tender offer, one or more open market transactions or individually negotiated transactions) or to fund repayment of its convertible notes at maturity.
Factors Affecting Sources of Liquidity
     Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
     Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to its credit facility and its outstanding debt securities.

     Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $385.0 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 (the “7 1/4% Notes”), $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”) and $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 7 1/4% Notes and 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes indentures.
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
     Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At December 31, 2009 and currently, Lamar Media is in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:
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

     The definition of “EBITDA” was revised in Amendment No. 4 as follows: “EBITDA” means, for any period, operating income for the Company and its subsidiaries (other than any unrestricted subsidiary) (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, interest in respect of mirror loan indebtedness, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring charges and cash severance charges in the fiscal years ending on December 31, 2008 and 2009 which charges shall not in the aggregate exceed $2.5 million for such fiscal years) for such period and (except to the extent received or paid in cash by the Company or any of its subsidiaries (other than any unrestricted subsidiary) income or loss attributable to equity in Affiliates for such period), excluding any extraordinary and unusual gains or losses during such period, and excluding the proceeds of any Casualty Events and Dispositions. For purposes hereof, the effect thereon of any adjustments required under Statement of Financial Accounting Standards No. 141R shall be excluded.
     The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2010. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
     Capital Expenditures. Capital expenditures excluding acquisitions were approximately $38.8 million for the year ended December 31, 2009. We anticipate our 2010 total capital expenditures to be approximately $40 million.
     Acquisitions. During the year ended December 31, 2009, the Company financed its acquisition activity of approximately $4.5 million with cash on hand. In light of the current economic recession, the Company plans to continue to limit acquisition activity during 2010 with no material spending currently planned for acquisitions.
     Tender Offers. On March 23, 2009, Lamar Advertising commenced a tender offer to purchase for cash any and all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on April 17, 2009. As a result of the tender offer, Lamar Advertising accepted for payment $153.6 million principal amount of notes at a purchase price of $142.7 million, which was 92% of the original principal amount of the notes, including all accrued and unpaid interest up to, but not including the payment date of April 20, 2009.
     On June 6, 2009, Lamar Advertising commenced a tender offer to purchase for cash any and all of its remaining outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on July 14, 2009. As a result of the tender offer, Lamar Advertising accepted for payment $120.4 million in principal amount of notes at a purchase price of $117.8 million, which was 97.75% of the original amount of the notes, including all accrued and unpaid interest up to, but not including the payment date of July 15, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the note, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged.
     In addition, on August 18, 2009, the Company accepted for payment $7.1 million in principal amount of 2 7/8% Convertible Notes due 2010 — Series B, which was 99.9% of the original amount of the notes and on October 6, 2009, the Company accepted for payment $3.0 million in principal amount of 2 7/8% Convertible Notes due 2010-Series B, which was 99.75% of the original amount of the notes. Both of these prepayments were in privately negotiated transactions. There was $3.4 million in principal amount of 2 7/8% Convertible Notes due 2010 outstanding as of December 31, 2009.
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

     Special Cash Dividend. In February 2007, the Company’s board of directors declared a special divided of $3.25 per share of Common Stock. The dividend of $318.3 million in aggregate amount was paid on March 30, 2007 to stockholders of record on March 22, 2007. Lamar had 82,541,461 shares of Class A Common Stock and 15,397,865 shares of Class B Common Stock, which is convertible into Class A Common Stock on a one-for-one-basis at the option of its holder, outstanding as of March 22, 2007.
     Debt Service and Contractual Obligations. As of December 31, 2009, we had outstanding debt of approximately $2.67 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its bank credit agreement. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
			(In millions)
Long-Term Debt	$2,674.9	$121.3	$620.3	$1,063.2	$870.1
Interest obligations on long term debt(1)	761.0	179.5	325.2	210.8	45.5
Billboard site and other operating leases	1,185.5	149.1	237.9	183.3	615.2

Total payments due	$4,621.4	$449.9	$1,183.4	$1,457.3	$1,530.8

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2009 levels.

		Amount of Expiration Per Period
	Total Amount	Less Than 1			After
Other Commercial Commitments	Committed	Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)
Revolving Bank Facility(2)	$200.0	$—	$200.0	$—	$—
Standby Letters of Credit(3)	$11.1	$7.8	$3.3	$—	$—

(2)	Lamar Media had $0.0 outstanding under the revolving facility at December 31, 2009.

(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.
Cash Flows
     The Company’s cash flows provided by operating activities decreased by $52.8 million for the year ended December 31, 2009 due to a decrease in net income of $60.2 million as described in “Results of Operations”, a decrease in adjustments to reconcile net income to cash provided by operating activities of $30.9 million primarily due to an increase in deferred tax benefits of $40.1 million. In addition, as compared to the same period in 2008, there were decreases in the change in prepaid expenses of $5.4 million, accrued expenses of $16.8 million and other liabilities of $10.1 million.
     Cash flows used in investing activities decreased $408.4 million from $437.4 million in 2008 to $29.0 million in 2009 primarily due to a decrease in cash used in acquisition activity by the Company in 2009 of $245.5 million and a reduction in capital expenditures of $159.3 million.
     Cash flows used in financing activities was $168.3 million for the year ended December 31, 2009 primarily due to the net payments under the credit facility of $198.7 million, the $269.1 million of payments on the 2 7/8% convertible notes, offset by the $314.9 million in proceeds from the 9 3/4% senior note offering in March 2009.
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

     Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1.4 billion and intangible assets of $670.5 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2009 there were no indications that an impairment test was necessary.
     Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $630.4 million and customer relationships of $36.0 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.
     Goodwill Impairment. The Company has a significant amount of goodwill on its balance sheet and must perform an impairment test of goodwill annually or on a more frequent basis if events and circumstances indicate that the asset might be impaired. The first step of the impairment test requires management to determine the implied fair value of its reporting units and compare it to its book value (including goodwill). To the extent the book value of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indicator that the reporting unit may be impaired. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization.
     We have identified two reporting units (Logo operations and Billboard operations) in accordance with ASC 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2009 and 2008 are as follows:

	Carrying Value of Goodwill
	(in thousands)
	December 31, 2009	December 31, 2008
Billboard operations	1,423,322	1,415,435
Logo operations	961	961
     We believe there are numerous facts and circumstances that need to be considered when estimating the reasonableness of the reporting unit’s estimated fair value, especially in the current recession. In conducting our impairment test, we assessed the reasonableness of the reporting unit’s estimated fair value based on both market capitalization and discounted future cash flows. The discounted cash flow analysis incorporated various growth rate assumptions and discounting based on a present value factor.
Consideration of market capitalization
     The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2009 was $2.96 billion compared to stockholders’ equity of $831.8 million as of that date, resulting in an excess of approximately $2.1 billion. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2009. The following table presents the market capitalization and aggregate book value of the reporting units as of December 31, 2009:

		Market
	Equity Book Value	Capitalization(1)
	(in thousands)
Aggregate Values as of December 31, 2009	831,798	2,960,320

(1)	Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning 5 trading days prior to the measurement date.

Calculations of Fair Value using Discounted Cash Flow Analysis
     We also estimate fair value using a discounted cash flow analysis that compares the estimated future cash flows of each reporting unit to the book value of the reporting unit.
     The discount rate and projected revenue and EBITDA (earnings before interest, tax, depreciation and amortization) growth rates are significant assumptions utilized in our calculation of the present value of cash flows used to estimate fair value of the reporting units. These assumptions could be adversely impacted by certain risks including deterioration in industry and economic conditions.
     Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2009 our weighted average cost of capital (WACC) was approximately 10%, which is slightly higher than our historical rate due to increased market risk given the current economic conditions. Based on our analysis, our WACC must exceed 13.0% before the second step of the impairment test would be required.
     In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The following table describes the growth rates used in our analysis, which indicated no impairment charge was required, compared to our recent historical rates achieved:
Compound Annual Growth Rates (CAGR)

	Revenue		EBITDA
		5 year		5 year
	Historical*	projected rate	Historical*	projected rate
Billboard operations	0.8%	5.4%	(0.5%)	7.3%
Logo operations	0.8%	2.4%	(5.6%)	3.6%

*	Calculated based on the Company’s historical results from 2005 to 2009.
     Our December 31, 2009 discounted cash flow analysis does not indicate the need for step two of the impairment test unless the Compound Annual Growth Rate (CAGR), calculated using projections over the next 5 years, for revenue declines to less than (2.7%) for our billboard operations and less than (13.7%) for our logo operations, and the CAGR for EBITDA declines to less than (2.1%) for our billboard operations and less than (12.7%) for our logo operations. Assumptions used in our impairment test, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecast and operating plans. In addition, our forecasts were based on the current economic recession continuing through 2010. A prolonged recession or changes in our forecasts could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. In addition, these assumptions could be adversely impacted by certain risks discussed in “Risk Factors” in Item 1A of this Annual Report. For additional information about goodwill, see Note 5 to the Consolidated Financial Statements. The following table presents the aggregate fair value of our reporting units and aggregate book value of the reporting units as of December 31, 2009:

	Equity Book Value	Fair Value (1)
	(in thousands)
Aggregate Values as of December 31, 2009	831,798	3,026,891

(1)	Fair Value is calculated using the discounted cash flow analysis described above.
     Based upon the Company’s annual review as of December 31, 2009, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.
     Deferred Taxes. As of December 31, 2009, the Company determined that its deferred tax assets of $206.2 million, a component of which is the Company’s operating loss carry forward, net of existing valuation allowances, are fully realizable due to the existence of certain deferred tax liabilities of approximately $308.8 million that are anticipated to reverse during the carry forward period. The Company bases this determination by projecting taxable income over the relevant period. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

     Asset Retirement Obligations. The Company had an asset retirement obligation of $160.3 million as of December 31, 2009. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
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
     Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2009, we recorded $11.3 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.
     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $12.7 million, $14.4 million and $7.2 million and or approximately 1.2%, 1.2% and 0.6% of net revenue for the years ended December 31, 2009, 2008, and 2007, respectively. If the current economic recession is prolonged or increases in severity, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.
Lamar Media Corp.
     The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2009, 2008 and 2007. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
     The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	37.7	36.5	34.0
General and administrative expenses	17.7	17.3	17.4
Corporate expenses	4.0	4.1	4.9
Depreciation and amortization	31.9	27.7	25.4
Operating income	9.3	15.0	18.7
Interest expense	18.2	13.2	13.3
Net (loss) income	(5.3)	0.9	3.8

Year ended December 31, 2009 compared to Year ended December 31, 2008
     Net revenues decreased $142.4 million or 11.9% to $1.06 billion for the year ended December 31, 2009 from $1.20 billion for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $132.3 million or, 12.1%, over the prior period, a $10.6 million decrease in transit revenue, or 17.4%, over the prior period due to lost transit contracts in 2009, offset by a $0.5 million increase in logo revenue, of 1.1%, over the prior period.
     The decrease in billboard net revenue of $132.3 million was a result of decreased rate and occupancy due to a reduction in advertising spending by our customers, resulting from the current economic recession, which began in the fourth quarter of 2008. The $10.6 million decrease in transit revenue consists of a $0.8 million decrease due to lost transit contracts and a $9.8 million decrease resulting from the current economic recession.
     Net revenues for the year ended December 31, 2009, as compared to acquisition-adjusted net revenue for the year ended December 31, 2008, decreased $155.3 million or 12.8% primarily as a result of the reduction in rate and occupancy as discussed above. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $67.7 million or 9.7% to $626.7 million for the year ended December 31, 2009 from $694.4 million for the same period in 2008. There was a $3.5 million increase in non-cash compensation expense related to performance based compensation, offset by a $64.1 million decrease in operating expenses related to costs in operating the Company’s core assets and a $7.1 million decrease in corporate expenses.
     Depreciation and amortization expense increased $5.1 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008. The increase is primarily a result of accelerated depreciation on dismantled structures during 2009.
     Due to the above factors, operating income decreased $81.7 million to $98.0 million for year ended December 31, 2009 compared to $179.7 million for the same period in 2008.
     Interest expense increased $34.0 million from $157.9 million for the year ended December 31, 2008 to $191.9 million for the year ended December 31, 2009 due to the issuance of $350 million principal amount 9 3/4% senior notes and the increase in interest rates resulting from the amendments to our senior credit facility in April 2009.
     The decrease in operating income and the increase in interest expense resulted in a $116.8 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $50.6 million for the year ended December 31, 2009 over the same period in 2008. The effective tax rate for the year ended December 31, 2009 was 39.3%.
     As a result of the above factors, Lamar Media recognized a net loss for the year ended December 31, 2009 of $55.8 million, as compared to net income of $10.4 million for the same period in 2008.
Reconciliations:
     Because acquisitions occurring after December 31, 2007 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2008 acquisition-adjusted net revenue, which adjusts our 2008 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2009. We provide this information as a supplement to net revenues to enable investors to compare periods in 2009 and 2008 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2008 that corresponds with the actual period we have owned the acquired assets in 2009 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2008 reported net revenue to 2008 acquisition-adjusted net revenue as well as a comparison of 2008 acquisition-adjusted net revenue to 2009 net revenue are provided below:

Comparison of 2009 Net Revenue to 2008 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2009	2008
	(In thousands)
Reported net revenue	$1,056,065	$1,198,419
Acquisition net revenue	—	12,955

Adjusted totals	$1,056,065	$1,211,374

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
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $13.8 million or 2.0% to $694.4 million for the year ended December 31, 2008 from $680.6 million for the same period in 2007. There was an $18.5 million decrease in non-cash compensation expense related to performance based compensation, offset by a $29.6 million increase in operating expenses related to the operations of acquired outdoor advertising assets and increases in costs in operating the Company’s core assets and a $2.7 million increase in corporate expenses.
     Depreciation and amortization expense increased $24.8 million for the year ended December 31, 2008 as compared to the year ended December 31, 2007. The increase is a result of capital expenditures in 2008 including $103.7 million related to digital billboards which are depreciated using a shorter expected life than traditional billboards.
     Due to the above factors, operating income decreased $46.2 million to $179.7 million for year ended December 31, 2008 compared to $226.0 million for the same period in 2007.
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
     The decrease in operating income and the decrease in gain on disposition of investment offset by the decrease in interest expense resulted in a $58.0 million decrease in income before income taxes. This decrease in income resulted in a decrease in the income tax expense of $22.8 million for the year ended December 31, 2008 over the same period in 2007. The effective tax rate for the year ended December 31, 2008 was 58.3%, which is greater than the statutory rates due to permanent differences resulting from non-deductible expenses.
     As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2008 of $10.4 million, as compared to net income of $45.6 million for the same period in 2007.
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
Lamar Advertising Company and Lamar Media Corp.
     Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2009, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.
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
     At December 31, 2009 there was approximately $1.1 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 40.9% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2009 with respect to borrowings under the senior credit facility was $61.8 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2009 was 4.8%. Assuming that the weighted average interest rate was 200 basis points higher (that is 6.8% rather than 4.8%), then the Company’s 2009 interest expense would have been approximately $24.2 million higher resulting in a $15.5 million decrease in the Company’s 2009 net income.
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
     Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2009, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
     We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009, and the financial statement schedule, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
     We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 26, 2010

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except share and per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$112,253	$14,139
Receivables, net of allowance for doubtful accounts of $9,550 and $10,000 in 2009 and 2008	142,518	155,043
Prepaid expenses	40,588	44,377
Deferred income tax assets (note 11)	13,523	8,949
Other current assets	59,054	38,475

Total current assets	367,936	260,983

Property, plant and equipment (note 4)	2,828,726	2,900,970
Less accumulated depreciation and amortization	(1,421,815)	(1,305,937)

Net property, plant and equipment	1,406,911	1,595,033

Goodwill (note 5)	1,424,283	1,416,396
Intangible assets, net (note 5)	670,501	773,764
Deferred financing costs net of accumulated amortization of $37,880 and $36,670 at 2009 and 2008, respectively	32,613	24,372
Other assets	41,297	46,477

Total assets	$3,943,541	$4,117,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$10,678	$15,108
Current maturities of long-term debt (note 8)	121,282	58,751
Accrued expenses (note 7)	95,616	78,089
Deferred income	36,131	30,612

Total current liabilities	263,707	182,560

Long-term debt (note 8)	2,553,630	2,755,698
Deferred income tax liabilities (note 11)	116,130	132,072
Asset retirement obligation (note 9)	160,260	160,723
Other liabilities	18,016	15,354

Total liabilities	3,111,743	3,246,407

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2009 and 2008	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2009 and 2008	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 93,742,080 and 93,339,895 shares issued and 76,796,827 and 76,401,592 outstanding at 2009 and 2008, respectively	94	93
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,172,865 shares issued and outstanding at 2009 and 2008	15	15
Additional paid-in-capital	2,361,166	2,347,854
Accumulated comprehensive income (deficit)	5,248	(1,066)
Accumulated deficit	(651,317)	(592,914)
Cost of shares held in treasury, 16,945,253 shares and 16,938,303 shares in 2009 and 2008, respectively	(883,408)	(883,364)

Stockholders’ equity	831,798	870,618

Total liabilities and stockholders’ equity	$3,943,541	$4,117,025

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share and per share data)

	2009	2008	2007
Net revenues	$1,056,065	$1,198,419	$1,209,555

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	397,725	437,660	410,762
General and administrative expenses (exclusive of depreciation and amortization)	186,733	207,321	210,793
Corporate expenses (exclusive of depreciation and amortization)	42,690	50,300	59,597
Depreciation and amortization (Note 10)	336,725	331,654	306,879
Gain on disposition of assets	(5,424)	(7,363)	(3,914)

	958,449	1,019,572	984,117

Operating income	97,616	178,847	225,438

Other expense (income):
Gain on extinguishment of debt	(3,320)	—	—
Gain on disposition of investment	(1,445)	(1,814)	(15,448)
Interest income	(527)	(1,202)	(2,598)
Interest expense	197,047	170,352	168,601

	191,755	167,336	150,555

(Loss) income before income tax expense	(94,139)	11,511	74,883
Income tax (benefit) expense (note 11)	(36,101)	9,349	33,901

Net (loss) income	(58,038)	2,162	40,982
Preferred stock dividends	365	365	365

Net (loss) income applicable to common stock	$(58,403)	$1,797	$40,617

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.64)	$0.02	$0.42

Diluted (loss) earnings per share	$(0.64)	$0.02	$0.42

Cash dividends declared per share of common stock	$—	$—	$3.25

Weighted average common shares outstanding	91,730,109	92,125,660	96,779,009
Incremental common shares from dilutive stock options	—	181,180	774,898
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	91,730,109	92,306,840	97,553,907

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit)
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share per share data)

							Accumulated
	Series AA	Class A	Class A	Class B		Add’l	Comprehensive
	PREF	PREF	CMN	CMN	Treasury	Paid in	Income	Accumulated
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Deficit	Total
Balance, December 31, 2006	$—	—	92	15	(399,471)	2,250,716	2,253	(317,025)	1,536,580
Non-cash compensation	—	—		—	—	27,488	—	—	27,488
Exercise of 311,045 shares of stock options	—	—	1	—	—	10,605	—	—	10,606
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,603	—	—	3,603
Dividends to Common Shareholders	—	—	—	—	—	—	—	(318,303)	(318,303)
Tax Deduction related to options exercised	—	—	—	—	—	6,698	—	—	6,698
Purchase of 6,848,546 shares of treasury stock	—	—	—	—	(390,503)	—	—	—	(390,503)
Bifurcation of 2 7/8% convertible notes	—	—	—	—	—	24,143	—	—	24,143
Comprehensive income Foreign currency translation	—	—	—	—	—	—	6,747	—	6,747
Change in unrealized loss on hedging transaction	—	—	—	—	—	—	(179)	—	(179)
Net income	—	—	—	—	—	—		40,982	40,982

Comprehensive income	—	—	—	—	—	—	—	—	47,550
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2007	$—	—	93	15	(789,974)	2,323,253	8,821	(594,711)	947,497
Non-cash compensation	—	—	—	—	—	9,005	—	—	9,005
Exercise of 246,489 shares of stock options	—	—	—	—	—	7,802	—	—	7,802
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,379	—	—	3,379
Conversion of 200,000 shares of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Tax deduction related to options exercised	—	—	—	—	—	4,415	—	—	4,415
Purchase of 2,629,007 shares of treasury stock	—	—	—	—	(93,390)	—	—	—	(93,390)
Comprehensive income (deficit) Foreign currency translation	—	—	—	—	—	—	(6,252)	—	(6,252)
Change in unrealized loss on hedging transaction, net of tax $2,398	—	—	—	—	—	—	(3,635)	—	(3,635)
Net income	—	—	—	—	—	—		2,162	2,162

Comprehensive deficit	—	—	—	—	—	—	—	—	(7,725)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2008	$—	—	93	15	(883,364)	2,347,854	(1,066)	(592,914)	870,618
Non-cash compensation	—	—	—	—	—	12,462	—	—	12,462
Exercise of 111,843 shares of stock options	—	—	1	—	—	1,937	—	—	1,938
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	2,902	—	—	2,902
Tax deduction related to options exercised	—	—	—	—	—	25	—	—	25
Purchase of 6,950 shares of treasury stock	—	—	—	—	(44)	—	—	—	(44)
Payment on 2 7/8% convertible notes	—	—	—	—	—	(4,014)	—	—	(4,014)
Comprehensive income (deficit)
Foreign currency translation	—	—	—	—	—	—	2,500	—	2,500
Change in unrealized loss on hedging transaction, net of tax $2,398	—	—	—	—	—	—	3,814	—	3,814
Net loss	—	—	—	—	—	—		(58,038)	(58,038)

Comprehensive deficit	—	—	—	—	—	—	—	—	(51,724)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2009	$—	—	94	15	(883,408)	2,361,166	5,248	(651,317)	831,798

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(58,038)	$2,162	$40,982
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	336,725	331,654	306,879
Non-cash compensation	12,462	9,005	27,488
Amortization included in interest expense	19,442	16,137	10,741
Gain on disposition of assets and investments	(6,869)	(9,177)	(19,362)
Gain on extinguishment of debt	(3,320)	—	—
Deferred income tax (benefit) expenses	(20,120)	19,938	2,847
Provision for doubtful accounts	12,663	14,365	7,166
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(2,083)	(11,013)	(10,859)
Prepaid expenses	5,959	599	(4,159)
Other assets	(15,064)	(19,243)	(14,133)
Increase (decrease) in:
Trade accounts payable	(4,383)	(4,452)	5,367
Accrued expenses	9,676	(21)	2,122
Other liabilities	6,693	(3,434)	(610)

Cash flows provided by operating activities	293,743	346,520	354,469

Cash flows from investing activities:
Capital expenditures	(38,815)	(198,070)	(220,534)
Acquisitions	(4,457)	(249,951)	(153,593)
Decrease in notes receivable	168	267	9,420
Proceeds from disposition of assets and investments	14,065	10,335	23,626

Cash flows used in investing activities	(29,039)	(437,419)	(341,081)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,840	11,182	14,208
Tax deduction from options exercised	—	2,156	6,698
Cash used for purchase of treasury shares	(44)	(93,390)	(390,503)
Net payments under credit agreement	(198,701)	(29,412)	(107,585)
Payments on convertible notes	(269,087)	—	—
Debt issuance costs	(19,919)	(169)	(7,760)
Net proceeds from note offerings and new notes payable	314,927	140,000	842,887
Dividends	(365)	(365)	(318,668)

Cash flows (used in) provided by financing activities	(168,349)	30,002	39,277

Effect of exchange rate changes in cash and cash equivalents	1,759	(1,012)	11,587

Net increase (decrease) in cash and cash equivalents	98,114	(61,909)	64,252

Cash and cash equivalents at beginning of period	14,139	76,048	11,796

Cash and cash equivalents at end of period	$112,253	$14,139	$76,048

Supplemental disclosures of cash flow information:
Cash paid for interest	$169,703	$149,417	$157,549

Cash paid for state and federal income taxes	$3,314	$3,933	$34,249

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
     Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 150,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
     In addition, the Company operates a logo sign business in 21 states throughout the United States and the province of Ontario, Canada and a transit advertising business in 63 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
(b) Principles of Consolidation
     The accompanying consolidated financial statements include Lamar Advertising Company, its wholly owned subsidiary, Lamar Media Corp. (Lamar Media), and its majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
     An operating segment is a component of an enterprise:
•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.
     We define the term ‘chief operating decision maker’ to be our executive management group, which consist of our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive management group. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our management group. Any decisions related to changes in invested capital, personnel, operational improvement or training, or to allocate other company resources are made based on the combined results.
     We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters and benches and logo plates.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     We tested our reporting units for impairment of goodwill during the first quarter of 2009 because the market capitalization of consolidated Lamar Advertising Company had been below its equity book value for a period of time without recovery, and based on that review, no impairment charge was required. In addition, the fair value of each reporting unit exceeded its carrying amount at its annual impairment test dates on December 31, 2009 and December 31, 2008, therefore the Company was not required to recognize an impairment loss in 2009 or 2008.
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
(g) Revenue Recognition
     The Company recognizes outdoor advertising revenue on an accrual basis ratably over the term of the contracts, as services are provided. Production revenue and the related expense for the advertising copy are recognized upon completion of the sale.
     The Company engages in barter transactions where the Company trades advertising space for goods and services. The Company recognizes revenues and expenses from barter transactions at fair value, which is determined based on the Company’s own historical practice of receiving cash for similar advertising space from buyers unrelated to the party in the barter transaction. The amount of revenue and expense recognized for advertising barter transactions is as follows:

	2009	2008	2007
Net revenues	$5,642	$5,531	$5,369
Direct advertising expenses	$2,808	$2,996	$2,820
General and administrative expenses	$2,867	$2,643	$2,546
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(i) Earnings Per Share
     The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 2,580,092 for the year ended December 31, 2009, 5,879,893 for the year ended December 31, 2008 and 5,813,730 for the year ended December 31, 2007.
(j) Stock Based Compensation
      Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2009, 2008, and 2007 were $12,462, $9,005 and $27,488. The $12,462 expensed during the year ended December 31, 2009 consists of (i) $11,293 related to stock options, (ii) $911 related to stock grants, made under the Company’s performance-based stock incentive program in 2008 (iii) $258 related to stock awards to directors. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.
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
(m) Adjustments to Previously Reported Amounts
     Immaterial Correction of an Error. During the third quarter of 2009, the Company identified an error in accounting for lease escalations, resulting in an immaterial understatement of accrued expenses and direct advertising expense which effected periods beginnings fiscal 2005 through June 30, 2009. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in an understatement of accrued expenses of $5,682 and $6,016 at December 31, 2008 and 2007, respectively, and an overstatement of net income of $677, and $1,450, for the years ended December 31, 2008 and 2007, respectively.
     Consequently, the Company revised its historical financial statements for fiscal 2007, fiscal 2008 herein, and will revise the quarters within fiscal 2008 and 2009, when they are published in future filings. The Company recognized the cumulative effect of the error on periods prior to those that are presented herein and will be presented in future filings by increasing accrued expenses and accumulated deficit by $3,186 and $1,953, respectively, as of January 1, 2007.
     Retrospective Adoption of New Accounting Standards: On July 28, 2009, we filed a Current Report on Form 8-K in which we made adjustments to our consolidated financial statements and related notes included in our Form 2008 10-K for the year ended December 31, 2008 — the “2008 10-K”, by retrospectively adopting revisions to U.S. GAAP accounting standards for ASC 470, Debt - Debt with Conversion and Other Options. All periods and amounts presented in the consolidated financial statements and related notes included in our 2008 10-K have been retrospectively adjusted in accordance with the revised guidance. On adoption of the revisions we recorded additional interest expense net of income taxes as of December 31, 2007, December 31, 2008, of $3,785 and $6,884 respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(n) Asset Retirement Obligations
     The Company’s required to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.
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
(q) Fair Value Hedging — Interest Rate Swaps
     The Company utilizes derivatives instruments such as interest rate swaps for purposes of hedging its exposure to changing interest rates. Derivative instruments subject to the requirements of ASC 815 are measured at fair value and recognized as assets or liabilities on the balance sheet. Upon entering into a derivative contract, the Company may designate the derivative as either a fair value hedge or a cash flow hedge, or decide that the contract is not a hedge, and thenceforth mark the contract to market through earnings. The Company documents the relationship between the derivative instrument designated as a hedge and the hedged items, as well as its objective for risk management and strategy for use of the hedging instrument to manage the risk. Derivative instruments designated as fair value or cash flow hedges are linked to specific assets and liabilities or to specific firm commitments or forecasted transactions. The Company assesses at inception, and on an ongoing basis, whether a derivative instrument used as a hedge is highly effective in offsetting changes in the fair value or cash flows of the hedged item. A derivative that is not a highly effective hedge does not qualify for hedge accounting. Changes in the fair value of a qualifying fair value hedge are recorded in earnings along with the gain or loss on the hedged item. Changes in the fair value of a qualifying cash flow hedge are recorded in other comprehensive income, until earnings are affected by the cash flows of the hedged item. When the cash flow of the hedged item is recognized in the statement of operations, the fair value of the associated cash flow hedge is reclassified from other comprehensive income into earnings.
     Ineffective portions of a cash flow hedging derivative’s change in fair value are recognized currently in earnings as other income (expense). If a derivative instrument no longer qualifies as a cash flow hedge, hedge accounting is discontinued and the gain or loss that was recorded in other comprehensive incomes is recognized currently in income.
     The Company entered into two interest rate swap agreements, one on December 6, 2007 that matured in December 2009, which converted $100,000 of variable rate debt to 3.89% fixed rate debt and another entered into on December 31, 2007 that matured on December 31, 2009 which converted $100,000 of variable rate debt to a 3.995% fixed rate debt. The derivatives were designated as cash flow hedges. The fair market value of these cash flow hedges at December 31, 2009, and December 31, 2008 was $0 and $(6,212) respectively and is reflected in other liabilities and other comprehensive (deficit) income on the balance sheet.
(r) Subsequent Events
     The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(2) Acquisitions
Year Ended December 31, 2009
     During the twelve months ended December 31, 2009, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $4,457 in cash.
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

Total
Property, plant and equipment	$1,066
Goodwill	3,288
Site locations	1,952
Customer lists and contracts	159
Current liabilities	(2,008)

$4,457

     Total acquired intangible assets for the year ended December 31, 2009 was $5,399, of which $3,288 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, substantially all of the $3,288 is expected to be fully deductible for tax purposes. The remaining $2,111 of acquired intangible assets have a weighted average useful life of approximately 15 years. The intangible assets include customer lists and contracts of $159 (7 year weighted average useful life) and site locations of $1,952 (15 year weighted average useful life). The aggregate amortization expense related to the 2009 acquisitions for the year ended December 31, 2009 was approximately $50.
     The following unaudited pro forma financial information for the Company gives effect to the 2009 and 2008 acquisitions as if they had occurred on January 1, 2008. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2009	2008
Net revenues	$1,056,300	$1,211,024
Net (loss) income applicable to common stock	$(58,177)	$(2,768)
Net (loss) income per common share — basic	$(0.63)	$(0.03)
Net (loss) income per common share — diluted	$(0.63)	$(0.03)
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

	2008	2007
Net revenues	$1,213,650	$1,253,355
Net (loss) income applicable to common stock	$(1,183)	$33,446
Net (loss) income per common share — basic	$(0.01)	$0.35
Net (loss) income per common share — diluted	$(0.01)	$0.34
(3) Noncash Financing and Investing Activities
     For the years ended December 31, 2009, 2008 and 2007 there were no significant noncash financing or investing activities.
(4) Property, Plant and Equipment
     Major categories of property, plant and equipment at December 31, 2009 and 2008 are as follows:

	Estimated Life
	(Years)	2009	2008
Land	—	$298,295	$298,923
Building and improvements	10 – 39	110,294	109,547
Advertising structures	5 – 15	2,298,975	2,370,472
Automotive and other equipment	3 – 7	121,162	122,028

		$2,828,726	$2,900,970

(5) Goodwill and Other Intangible Assets
     The following is a summary of intangible assets at December 31, 2009 and December 31, 2008:

	Estimated	2009		2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$465,634	$429,674	$465,126	$415,753
Non-competition agreements	3 – 15	63,419	59,810	63,407	58,380
Site locations	15	1,371,968	741,599	1,367,511	649,596
Other	5 – 15	13,608	13,045	13,608	12,159

		$1,914,629	$1,244,128	$1,909,652	$1,135,888
Unamortizable Intangible Assets:
Goodwill		$1,677,918	$253,635	$1,670,031	$253,635

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The changes in the gross carrying amount of goodwill for the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008	$1,670,031
Goodwill acquired during the year	3,288
Purchase price adjustments and other	4,599
Impairment losses	—

Balance as of December 31, 2009	$1,677,918

     Amortization expense for the year ended December 31, 2009 was $107,238. The following is a summary of the estimated amortization expense for future years:

Year ended December 31, 2010	$104,467
Year ended December 31, 2011	101,988
Year ended December 31, 2012	98,746
Year ended December 31, 2013	96,039
Year ended December 31, 2014	82,084
Thereafter	187,177

Total	$670,501
(6) Leases
     The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2009:

2010	$149,142
2011	$126,387
2012	$111,533
2013	$97,564
2014	$85,681
Thereafter	$615,209
     Rental expense related to the Company’s operating leases was $213,549, $221,314 and $202,132 for the years ended December 31, 2009, 2008 and 2007, respectively.
(7) Accrued Expenses
     The following is a summary of accrued expenses at December 31, 2009 and 2008:

	2009	2008
Payroll	$11,568	$7,437
Interest	44,663	36,761
Insurance benefits	11,099	10,738
Other	28,286	23,153

	$95,616	$78,089

(8) Long-term Debt
     Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008
Bank Credit Agreement	$1,092,763	$1,290,625
2 7/8% Convertible Notes	3,273	265,591
7 1/4% Senior Subordinated Notes	386,765	387,278
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	205,077	203,584
6 5/8% Senior Subordinated Notes — Series C	264,062	262,568
9 3/4% Senior Notes	318,958	—
Other notes with various rates and terms	4,014	4,803

	2,674,912	2,814,449
Less current maturities	(121,282)	(58,751)

Long-term debt, excluding current maturities	$2,553,630	$2,755,698

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Long-term debt matures as follows:

2010	$121,282
2011	$199,449
2012	$420,816
2013	$434,247
2014	$629,022
Later years	$870,096
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     On March 23, 2009, the Company commenced a tender offer to purchase for cash any and all of its outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on April 17, 2009. As a result of the tender offer, the Company accepted for payment $153,633 in principal amount of notes at a purchase price of 92% of the original principal amount of the notes, plus with respect to such convertible notes, all accrued and unpaid interest up to, but not including, the payment date of April 20, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remain outstanding, and the terms and conditions governing the note, including the covenants and other provisions contained in the indentures governing the notes, remain unchanged.
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
     In addition, on August 18, 2009, the Company accepted for payment $7,050 in principal amount of 2 7/8% Convertible Notes due 2010 — Series B at a purchase price of $7,046, which was 99.9% of the original amount of the notes and on October 6, 2009, the Company accepted for payment $3,000 in principal amount of 2 7/8% Convertible Notes due 2010-Series B at a purchase price of $2,992, which was 99.75% of the original amount of the notes. Both of these prepayments were in privately negotiated transactions. There was $3,402 in principal amount of 2 7/8% Convertible Notes due 2010 remaining as of December 31, 2009.
     On March 27, 2009, Lamar Media completed an institutional private placement of $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014. The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489.
     The senior notes mature on April 1, 2014 and bear interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the senior notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.
     Lamar Media may redeem up to 35% of the aggregate principal amount of the senior notes, at any time and from time to time, at a price equal to 109.75% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 1, 2012. At any time prior to April 1, 2014, Lamar Media may redeem some or all of the senior notes at a price equal to 100% of the principal amount plus a make-whole premium. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s senior notes at a price equal to 101% of the principal amount of the senior notes, plus accrued and unpaid interest (including additional interest, if any), up to but not including the repurchase date.
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
     The remaining quarterly amortizations of the Term facilities are as follows:

Term
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
     As of December 31, 2009, there was $0 outstanding under the revolving facility. The revolving facility terminates September 30, 2012. Availability of the revolving facility is reduced by the amount of letters of credit outstanding. The company had $11,141 letters of credit outstanding as of December 31, 2009 and $188,859 availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement. The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s bank credit facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

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
     Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the applicable bank credit agreement during the periods presented. Although the Company and Lamar Media are currently in compliance with all financial covenants, the Company’s operating results have been negatively impacted by the current economic downturn and there can be no assurance that a protracted recession will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding and could lead to a default under the indentures governing the Company’s and Lamar Media’s outstanding notes.
(9) Asset Retirement Obligation
     The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2007	$150,046
Additions to asset retirement obligations	6,178
Accretion expense	10,177
Liabilities settled	(5,678)

Balance at December 31, 2008	160,723
Additions to asset retirement obligations	166
Accretion expense	10,276
Liabilities settled	(10,905)

Balance at December 31, 2009	$160,260

(10) Depreciation and Amortization
     The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year Ended December 31,
	2009	2008	2007
Direct expenses	$318,561	$312,028	$287,422
General and administrative expenses	6,528	7,325	8,212
Corporate expenses	11,636	12,301	11,245

	$336,725	$331,654	$306,879

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(11) Income Taxes
     In January 2007, we adopted Accounting for Uncertainty in Income Taxes which prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties, and is effective for fiscal years beginning after December 15, 2006. We are required to record the impact of adopting this guidance as an adjustment to the January 1, 2007 beginning balance of retained earnings rather than our consolidated statement of income.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of December 31, 2008	$868
Plus: additions based on tax positions related to the current year	35
Plus: additions for tax positions of prior years	16
Less: reductions made for tax positions of prior years	—
Settlements	—

Balance of December 31, 2009	$919

     Included in the balance of unrecognized benefits as of December 31, 2009, are $919 of tax benefits that, if recognized in future periods, would impact our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and included in our accrued current tax liability in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy, and we intend to continue to consistently apply the policy in the future. During 2009, we accrued $20 in gross interest and penalties.
     In addition, we are subject to both income taxes in the United States and in many of the 50 individual states. In addition, the Company is subject to income taxes in Canada and in the Commonwealth of Puerto Rico. We are open to examination in United States and in various individual states for tax years ended December 2005 through December 2008. We are also open to examination for the years ended 2002-2003 resulting from net operating losses generated and available for carry forward from those years.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, consists of:

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. federal	$(20,062)	$(14,862)	$(34,924)
State and local	1,960	(2,939)	(979)
Foreign	2,121	(2,319)	(198)

	$(15,981)	$(20,120)	$(36,101)

Year ended December 31, 2008:
U.S. federal	$(12,845)	$19,628	$6,783
State and local	893	2,092	2,985
Foreign	1,363	(1,782)	(419)

	$(10,589)	$19,938	$9,349

Year ended December 31, 2007:
U.S. federal	$21,753	$2,240	$23,993
State and local	7,148	1,163	8,311
Foreign	2,153	(556)	1,597

	$31,054	$2,847	$33,901

     As of December 31, 2009 and 2008, the company had income taxes refundable of $35,731 and $21,393, respectively, included in other current assets on the balance sheet.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Income tax expense attributable to continuing operations for the years ended December 31, 2009, 2008 and 2007, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2009 and 2008 and 2007, to income before income taxes as follows:

	2009	2008	2007
Computed expected tax (benefit) expense	$(32,948)	$4,029	$26,209
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	816	1,482	1,104
Stock-based compensation	(3,534)	2,145	880
Amortization of non-deductible goodwill	6	25	30
State and local income taxes, net of federal income tax benefit	(636)	1,346	6,174
Undistributed earnings of foreign subsidiaries	828	821	465
Net operating loss valuation allowance	(9)	594	(772)
Other differences, net	(624)	(1,093)	(189)

	$(36,101)	$9,349	$33,901

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$6,298	$6,124
Accrued liabilities not deducted for tax purposes	2,890	2,401
Tax credits	3,912	—
Other	423	424

Net current deferred tax asset	$13,523	$8,949

	2009	2008

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(37,676)	$(33,135)
Intangibles, due to differences in amortizable lives	(267,199)	(251,085)
Undistributed earnings of foreign subsidiaries	(2,940)	(2,112)
Debt, due to 2 7/8% convertible notes discount	(41)	(8,435)
Other, net	—	(134)
Investments in partnerships	(973)	(127)

Net non-current tax liabilities	(308,829)	(295,028)

Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	19,074	21,107
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	933	933
Accrued liabilities not deducted for tax purposes	26,438	13,540
Net operating loss carry forward	94,140	50,958
Asset retirement obligation	51,857	49,893
Tax credits	1,516	25,596
Interest rate swap agreement	—	2,403
Other, net	87	—
Charitable contribution carry forward	333	218

Total Non-current deferred tax assets	194,378	164,648
Less: valuation allowance	(1,679)	(1,692)

Net non-current deferred tax assets	192,699	162,956

Net non-current deferred tax liability	$(116,130)	$(132,072)

     During 2009, we generated $107,713 of U.S. net operating losses. As of December 31, 2009, we had approximately $216,741 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,201 is subject to an IRC §382 limitation of $11,793 per year. These carry forwards expire between 2022 through 2029. During 2009, we generated $95,797 of US alternative minimum tax net operating losses, which will be used to carry back to the 2004, 2005, 2006 and 2007 tax years. In addition, we have $5,071 of various credits available to offset future U.S. federal income tax.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     As of December 31, 2009 we have approximately $328,832 state net operating losses before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2009 and 2008 was $1,679, $1,692, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2009, 2008, 2007 was a (decrease) increase of $(13), $594 and $(772), respectively.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
     We have a deferred tax liability of approximately $2,940 for the undistributed earnings of our foreign operations that arose in 2009 and prior years. We have recognized current year tax expense of approximately $828 for the change in this deferred tax liability. As of December 31, 2009, the undistributed earnings of these subsidiaries were approximately $8,400.
(12) Related Party Transactions
     Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
     Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2009 and 2008, the deferred gains related to these transactions were $933 and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2009, 2008 and 2007.
     In addition, the Company had receivables from employees of $619 and $142 at December 31, 2009 and 2008, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.
     Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement which was amended January 1, 2004. This consulting agreement as amended has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. As of December 31, 2009, this consulting agreement was renewed for one additional year at the previously agreed fee of $150 per year. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.
     The Company also had a lease arrangement with Deanna Enterprises, LLC (formerly Reilly Enterprises, LLC), which Kevin P. Reilly Sr. controls, for the use of an airplane. The Company paid a monthly fee plus expenses which entitled the Company to 6.67 hours of flight time, with any unused portion carried over into the next month. This agreement was amended in October 2004, whereby the Company would pay $100 per year for 125 guaranteed flight hours. This agreement was cancelled as of December 31, 2008. Total fees paid under these arrangements for fiscal 2008 and 2007 were approximately $59 and $102, respectively.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(13) Stockholders’ Equity
     On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the Class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2009 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.
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
     In August 2006, Lamar announced a repurchase plan program of up to $250,000 of the Company’s Class A common stock, which was completed in July 2007. In February 2007, the Company’s board of directors approved an additional repurchase program of up to $500,000 of the Company’s Class A common stock, which expired on February 22, 2009. During the twelve months ended, December 31, 2009 and December 31, 2008, the Company purchased 0 and 2,629,007 shares, respectively of its Class A common stock under this plan for an aggregate purchase price of $0 and $93,390, respectively. These share repurchases were made on the open market or in privately negotiated transactions. The timing and amount of the shares repurchased were determined by Lamar’s management based on its evaluation of market conditions and other factors. All repurchased shares are available for future use for general corporate and other purposes.
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
(14) Stock Compensation Plans
     Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 13 million shares of common stock for issuance to directors and employees, including options granted and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years which primarily includes 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various highly subjective assumptions, including expected term and expected volatility. We have reviewed our historical pattern of option exercises and have determined that meaningful differences in option exercise activity existed among vesting schedules. Therefore, for all stock options granted after January 1, 2006, we have categorized these awards into two groups of vesting 1) 5-year cliff vest and 2) 4-year graded vest, for valuation purposes. We have determined there were no meaningful differences in employee activity under our ESPP due to the nature of the plan.
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
     We estimate option forfeitures at the time of grant and periodically revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We record stock-based compensation expense only for those awards expected to vest using an estimated forfeiture rate based on our historical forfeiture data.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Dividend	Expected	Risk Free	Expected
Grant Year	Yield	Volatility	Interest Rate	Lives
2009	0%	55%	2%	5
2008	0%	28%	3%	7
2007	0%	30%	5%	5
     Information regarding the 1996 Plan for the year ended December 31, 2009 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual
	Shares	Price	Life
Outstanding, beginning of year	3,386,746	$38.12
Granted	2,879,138	17.34
Exercised	(111,843)	17.32
Canceled	(2,934,702)	37.89

Outstanding, end of year	3,219,339	$20.47	9.07

Exercisable at end of year	712,078	$24.59	8.23

     At December 31, 2009 there was $20,748 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 3.32 years.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The exchange of Eligible Options has been accounted for as a modification. In calculating the incremental compensation cost of a modification, the fair value of the modified award was compared to the fair value of the original award measured immediately before its terms and conditions were modified. The Company elected to use a binomial lattice model solely to determine the incremental compensation cost associated with the underwater options because it more appropriately captures exercise and cancellation patterns needed in the valuation. There were no significant changes in assumptions utilized in the determination of the incremental compensation cost of the modification.
     Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,603,978 at December 31, 2009. The aggregate intrinsic value of options outstanding as of December 31, 2009 was $38,001, and the aggregate intrinsic value of options exercisable was $6,418. Total intrinsic value of options exercised was $1,095 for the year ended December 31, 2009.
     The following table summarizes our non-vested stock option activity for year ended December 31, 2009:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested stock options at the beginning of the period	1,014,955	$17.09
Granted	2,879,138	8.62
Vested	868,939	11.66
Canceled	539,169	16.79

Non-vested stock options at the end of the period	2,485,985	$9.31

     Stock Purchase Plan. On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan whereby 500,000 shares of the Company’s Class A common stock were reserved for issuance under the Plan. Under this plan, eligible employees could purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever was lower. Purchases were limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings commenced each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30. In accordance with the Plan, the number of shares available for issuance under the plan was increased at the beginning of each fiscal year by the lesser of 500,000 shares or one tenth of 1% of the total of shares outstanding or a lessor amount determined by the board of directors.
     Lamar Advertising’s 2000 Employee Stock Purchase Plan (the “2000 ESPP”) reserved 924,000 shares of common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009, we adopted a new employee stock purchase plan. Our 2009 Employee Stock Purchase Plan was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the year ended December 31, 2009:

Shares
2000 ESPP Plan Shares available for future purchases, January 1, 2009	238,087
Purchases under 2000 ESPP Plan	(149,933)
Share reserved for issuance during 2009	500,000

Shares available as of June 30, 2009 & transferred to the 2009 ESPP Plan	588,154
Purchases under 2009 ESPP plan	(107,296)

Total shares available at December 31, 2009 under the 2009 ESPP Plan	480,858

     Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2009. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2009 results and were issued in the first quarter of 2010. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2009, the Company has accrued $1,169 as compensation expense related to these agreements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(15) Benefit Plans
     The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2009, the Company maintained $9,357 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
     The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. For the year ended December 31, 2009, the Company did not match contributions. The Company matched contributions of $3,237 and $3,124 for the years ended December 31, 2008 and 2007, respectively.
Deferred Compensation Plan
     The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of to the Company service and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2009 and 2008, the Company did not contribute to the Plan. The Company contributed $861 to the Plan during the year ended December 31, 2007.
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
(16) Commitment and Contingencies
     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or liquidity.
(17) Summarized Financial Information of Subsidiaries
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of December 31, 2009 and December 31, 2008, Lamar Media was permitted under the terms of its outstanding notes (other than the senior notes) to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,156,267 and $970,420, respectively. Under its senior credit facility, however, if the total holdings debt ratio (as defined in the senior credit facility) is greater than 5.5 to 1, or if under the senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar Advertising are subject to additional restrictions. As of December 31, 2009, the total holdings debt ratio was greater than 5.5 to 1 and, therefore, transfers to Lamar Advertising were restricted to the following: (a) payments to allow Lamar Advertising to pay dividends on its outstanding Series AA Preferred Stock and (b) payments in respect of “Qualified Holdings Obligations” (as defined in the senior credit facility), consisting of interest on convertible notes and certain fees, costs and expenses, incurred from time to time by Lamar Advertising on behalf of Lamar Media and its subsidiaries. As of December 31, 2009, Lamar Media’s senior leverage ratio was greater than 3.0 to 1 and, therefore, transfers to Lamar Advertising were restricted to a series of baskets specified in the Indenture, including payments of Lamar Media’s operating expenses in an aggregate amount in any fiscal year not to exceed 5% of the total operating expenses of Lamar Media and its restricted subsidiaries and other restricted payments not in excess of $500 in any fiscal year of Lamar Media.
(18) Fair Value of Financial Instruments
     At December 31, 2009 and 2008, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009:

As of December 31, 2009
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Long-term debt (including current maturities)	$2,674,912	$2,730,906	$2,730,906	$—	$—
     Fair Value Measurements and Disclosures (formerly SFAS 157) established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 2 or Level 3 inputs to measure fair value.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(19) Quarterly Financial Data (Unaudited)

	Year 2009 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$247,248	$274,736	$271,766	$262,315
Net revenues less direct advertising expenses	$146,267	$175,292	$174,136	$162,645
Net loss applicable to common stock	$(21,829)	$(11,928)	$(4,872)	$(19,774)
Net loss per common share basic	$(0.24)	$(0.13)	$(0.05)	$(0.22)
Net loss per common share — diluted	$(0.24)	$(0.13)	$(0.05)	$(0.22)

	Year 2008 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$282,776	$323,819	$312,516	$279,308
Net revenues less direct advertising expenses	$177,551	$213,317	$198,541	$171,350
Net (loss) income applicable to common stock	$(3,567)	$12,305	$1,739	$(8,680)
Net (loss) income per common share basic	$(0.04)	$0.13	$0.02	$(0.09)
Net (loss) income per common share — diluted	$(0.04)	$0.13	$0.02	$(0.09)
(20) Subsequent Event
     On February 12, 2010, the Company paid in full the remaining Series C Incremental Term Loan agreement in the amount of $17,250 using available cash on hand.

SCHEDULE 2
Lamar Advertising Company
And Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Year ended December 31, 2009 Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,000	12,663	13,113	$9,550
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,389,523	108,292	52	$1,497,763
Year ended December 31, 2008 Deducted in balance sheet from trade accounts receivable:	$6,740	14,365	11,105	$10,000
Allowance for doubtful accounts
Deducted in balance sheet from intangible assets:	$1,282,542	106,981	—	$1,389,523
Amortization of intangible assets
Year ended December 31, 2007 Deducted in balance sheet from trade accounts receivable:	$6,400	7,166	6,826	$6,740
Allowance for doubtful accounts
Deducted in balance sheet from intangible assets:	$1,173,293	109,249	—	$1,282,542
Amortization of intangible assets

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
     The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
     Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2009, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
     We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009, and the financial statement schedule, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 26, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
     We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 26, 2010

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2009 and 2008
(In thousands, except share and per share data)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$105,306	$14,139
Receivables, net of allowance for doubtful accounts of $9,550 and $10,000 in 2009 and 2008	142,518	155,043
Prepaid expenses	40,588	44,377
Deferred income tax assets (note 6)	13,523	8,948
Other current assets	52,251	39,183

Total current assets	354,186	261,690

Property, plant and equipment	2,828,726	2,900,970
Less accumulated depreciation and amortization	(1,421,815)	(1,305,937)

Net property, plant and equipment	1,406,911	1,595,033

Goodwill (note 3)	1,414,131	1,406,254
Intangible assets, net (note 3)	669,938	773,140
Deferred financing costs net of accumulated amortization of $28,592 and $22,817 as of 2009 and 2008 respectively	30,660	18,538
Other assets	36,012	43,412

Total assets	$3,911,838	$4,098,067

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$10,678	$15,108
Current maturities of long-term debt (note 5)	118,009	58,751
Accrued expenses (note 4)	84,877	67,351
Deferred income	36,131	30,612

Total current liabilities	249,695	171,822

Long-term debt (note 5)	2,553,630	2,777,607
Deferred income tax liabilities (note 6)	148,765	158,657
Asset retirement obligation	160,260	160,723
Other liabilities	18,016	15,354

Total liabilities	3,130,366	3,284,163

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2009 and 2008	—	—
Additional paid-in-capital	2,534,783	2,517,481
Accumulated comprehensive income (deficit)	5,248	(1,066)
Accumulated deficit	(1,758,559)	(1,702,511)

Stockholder’s equity	781,472	813,904

Total liabilities and stockholder’s equity	$3,911,838	$4,098,067

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Net revenues	$1,056,065	$1,198,419	$1,209,555

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	397,725	437,660	410,762
General and administrative expenses (exclusive of depreciation and amortization)	186,733	207,321	210,793
Corporate expenses (exclusive of depreciation and amortization)	42,265	49,398	59,040
Depreciation and amortization	336,725	331,654	306,879
Gain on disposition of assets	(5,424)	(7,363)	(3,914)

	958,024	1,018,670	983,560

Operating income	98,041	179,749	225,995

Other expense (income):
Gain on disposition of investment	(1,445)	(1,814)	(15,448)
Interest income	(462)	(1,202)	(2,598)
Interest expense	191,917	157,918	161,207

	190,010	154,902	143,161

(Loss) income before income tax expense	(91,969)	24,847	82,834

Income tax (benefit) expense (note 6)	(36,146)	14,487	37,283

Net (loss) income	$(55,823)	$10,360	$45,551

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Deficit)
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share and per share data)

			Accumulated
		Additional	Comprehensive
	Common	Paid-In	Income	Accumulated
	Stock	Capital	(Deficit)	Deficit	Total
Balance, December 31, 2006	$—	$2,444,485	$2,253	$(956,224)	$1,490,514
Contribution from parent	—	48,395	—	—	48,395
Comprehensive income:
Foreign currency translations	—	—	6,747	—	6,747
Change in unrealized loss of hedging transaction	—	—	(179)	—	(179)
Net income	—	—	—	45,551	45,551

Net comprehensive income	—	—	—	—	52,119
Dividend to parent	—	—	—	(708,808)	(708,808)

Balance, December 31, 2007	$—	$2,492,880	$8,821	$(1,619,481)	$882,220
Contribution from parent	—	24,601	—	—	24,601
Comprehensive income:
Foreign currency translations	—	—	(6,252)	—	(6,252)
Change in unrealized loss of hedging transaction, net of tax $2,398	—	—	(3,635)	—	(3,635)
Net income	—	—	—	10,360	10,360

Net comprehensive income	—	—	—	—	473
Dividend to parent	—	—	—	(93,390)	(93,390)

Balance, December 31, 2008	$—	$2,517,481	$(1,066)	$(1,702,511)	$813,904
Contribution from parent	—	17,302	—	—	17,302
Comprehensive income:
Foreign currency translations	—	—	2,500	—	2,500
Change in unrealized loss of hedging transaction, net of tax $2,398	—	—	3,814	—	3,814
Net loss	—	—	—	(55,823)	(55,823)

Net comprehensive loss	—	—	—	—	(49,509)
Dividend to parent	—	—	—	(225)	(225)

Balance, December 31, 2009	$—	$2,534,783	$5,248	$(1,758,559)	$781,472

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(55,823)	$10,360	$45,551
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation and amortization	336,725	331,654	306,879
Non-cash compensation	12,462	9,005	27,488
Amortization included in interest expense	14,312	3,703	3,347
Gain on disposition of assets and investments	(6,869)	(9,177)	(19,362)
Deferred income tax expenses (benefit)	(20,602)	25,781	5,650
Provision for doubtful accounts	12,663	14,365	7,166
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(2,083)	(11,013)	(10,859)
Prepaid expenses	5,959	599	(4,159)
Other assets	(14,628)	(17,170)	(11,221)
Increase (decrease) in:
Trade accounts payable	1,508	(4,452)	5,367
Accrued expenses	9,677	60	(10,638)
Other liabilities	(738)	(18,824)	(19,349)

Cash flows provided by operating activities	292,563	334,891	325,860

Cash flows from investing activities:
Capital expenditures	(38,815)	(198,070)	(220,534)
Acquisitions	(4,457)	(249,951)	(153,593)
Decrease in notes receivable	168	267	9,420
Proceeds from disposition of assets and investments	14,065	10,335	23,626

Cash flows used in investing activities	(29,039)	(437,419)	(341,081)

Cash flows from financing activities:
Net payments on credit agreement	(198,701)	(29,412)	(107,585)
Payment on mirror note	(287,500)	—	—
Debt issuance costs	(19,919)	(168)	(7,003)
Net proceeds from note offerings and new notes payable	314,927	140,000	842,887
Dividends to parent	(225)	(93,390)	(708,808)
Contributions from parent	17,302	24,601	48,395

Cash flows (used in) provided by financing activities	(174,116)	41,631	67,886

Effect of exchange rate changes in cash and cash equivalents	1,759	(1,012)	11,587

Net increase (decrease) in cash and cash equivalents	91,167	(61,909)	64,252

Cash and cash equivalents at beginning of period	14,139	76,048	11,796

Cash and cash equivalents at end of period	$105,306	$14,139	$76,048

Supplemental disclosures of cash flow information:
Cash paid for interest	$169,703	$149,417	$157,549

Cash paid for state and federal income taxes	$3,314	$3,933	$34,249

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
     Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 150,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
     In addition, Lamar Media operates a logo sign business in 21 states throughout the United States as well as the province of Ontario, Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
     Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17, 18 and 20 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this Annual Report are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.
(b) Principles of Consolidation
     The accompanying consolidated financial statements include Lamar Media Corp., its wholly owned subsidiaries, The Lamar Company, LLC, Lamar Central Outdoor, Inc., Lamar Oklahoma Holding Co., Inc., Lamar Advertising Southwest, Inc., Lamar DOA Tennessee Holdings, Inc., and Interstate Logos, LLC. and their majority-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.
(2) Non-cash Financing and Investing Activities
     For the years ended December 31, 2009, 2008 and 2007 there were no significant non-cash financing or investing activities.
(3) Goodwill and Other Intangible Assets
     The following is a summary of intangible assets at December 31, 2009 and December 31, 2008:

	Estimated	2009		2008
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$465,634	$429,674	$465,126	$415,753
Non-competition agreement	3—15	63,419	59,810	63,407	58,380
Site locations	15	1,371,968	741,599	1,367,511	649,597
Other	5—15	13,063	13,063	13,001	12,175

		$1,914,084	$1,244,146	$1,909,045	$1,135,905
Unamortizable Intangible Assets:
Goodwill		$1,666,897	$252,766	$1,659,020	$252,766
     The changes in the gross carrying amount of goodwill for the year ended December 31, 2009 are as follows:

Balance as of December 31, 2008	$1,659,020
Goodwill acquired during the year	3,288
Purchase price adjustments and other	4,589
Impairment losses	—

Balance as of December 31, 2009	$1,666,897

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4) Accrued Expenses
     The following is a summary of accrued expenses at December 31, 2009 and 2008:

	2009	2008
Payroll	$11,568	$7,437
Interest	44,663	36,761
Other	28,646	23,153

	$84,877	$67,351

(5) Long-term Debt
     Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008
7 1/4% Senior Subordinated Notes	$386,765	$387,278
Mirror note to parent	—	287,500
Bank Credit Agreement	1,092,763	1,290,625
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	205,077	203,584
6 5/8% Senior Subordinated Notes — Series C	264,062	262,568
9 3/4% Senior Notes	318,958	—
Other notes with various rates and terms	4,014	4,803

	2,671,639	2,836,358
Less current maturities	(118,009)	(58,751)

Long-term debt excluding current maturities	$2,553,630	$2,777,607

     Long-term debt matures as follows:

2010	$118,009
2011	$199,449
2012	$420,816
2013	$434,247
2014	$629,022
Later years	$870,096
(6) Income Taxes
     In January 2007, we adopted Accounting for Uncertainty in Income Taxes (formerly FIN 48). Accounting for Uncertainty in Income Taxes prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties, and is effective for fiscal years beginning after December 15, 2006. We are required to record the impact of adopting this guidance as an adjustment to the January 1, 2007 beginning balance of retained earnings rather than our consolidated statement of income.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of December 31, 2008	$868
Plus: additions based on tax positions related to the current year	35
Plus: additions for tax positions of prior years	16
Less: reductions made for tax positions of prior years	—
Settlements	—

Balance of December 31, 2009	$919

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Included in the balance of unrecognized benefits as of December 31, 2009 is $919, benefits that, if recognized in future periods, would impact our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and included in our accrued current tax liability in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply the policy in the future. During 2009, we accrued $20, in gross interest and penalties.
     In addition, we are subject to both income taxes in the United States and in many of the 50 individual states. In addition, the Company is subject to income taxes in Canada and in the Commonwealth of Puerto Rico. We are open to examination in United States and in various individual states for tax years ended December 2005 through December 2008. We are also open to examination for the years ended 2002-2003 resulting from net operating losses generated and available for carry forward from those years.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     As of December 31, 2009 and December 31, 2008, Lamar Media had income taxes receivable of $36,167 and $22,109 included in other current assets, respectively.
     Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, consists of:

	Current	Deferred	Total
Year ended December 31, 2009:
U.S. federal	$(19,691)	$(15,292)	$(34,983)
State and local	2,026	(2,991)	(965)
Foreign	2,121	(2,319)	(198)

	$(15,544)	$(20,602)	$(36,146)

Year ended December 31, 2008:
U.S. federal	$(13,560)	$25,425	$11,865
State and local	903	2,138	3,041
Foreign	1,363	(1,782)	(419)

	$(11,294)	$25,781	$14,487

Year ended December 31, 2007:
U.S. federal	$22,329	$5,056	$27,385
State and local	7,151	1,150	8,301
Foreign	2,153	(556)	1,597

	$31,633	$5,650	$37,283

     Income tax expense attributable to continuing operations for the years ended December 31, 2009, 2008 and 2007, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2009 and 2008 and 2007, to income before income taxes as follows:

	2009	2008	2007
Computed expected tax expense	$(32,189)	$8,696	$28,992
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	816	1,482	1,105
Stock-based compensation	(3,534)	2,145	880
Amortization of non-deductible goodwill	1	19	24
State and local income taxes, net of federal income tax benefit	(628)	1,382	6,168
Undistributed earnings foreign subsidiaries	828	821	465
Valuation allowance	(9)	594	(772)
Other differences, net	(1,431)	(652)	421

	$(36,146)	$14,487	$37,283

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 are presented below:

	2009	2008
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$6,298	$6,124
Tax credits	3,912	—
Accrued liabilities not deducted for tax purposes	2,890	2,401
Other	423	423

Net current deferred tax asset	$13,523	$8,948

Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(37,676)	$(33,135)
Intangibles, due to differences in amortizable lives	(266,570)	(250,574)
Undistributed earnings of foreign subsidiary	(2,940)	(2,112)
Investment in partnership	(973)	(126)
Other, net	—	(186)

	$(308,159)	$(286,133)

Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	19,074	21,107
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	933	933
Accrued liabilities not deducted for tax purposes	26,438	13,540
Net operating loss carry forward	46,063	27,712
Asset retirement obligation	51,857	49,893
Tax credits	16,288	13,362
Interest rate swap agreement	—	2,403
Other, net	87	—
Charitable contributions carry forward	333	218

Total deferred tax assets	161,073	129,168
Less: valuation allowance	(1,679)	(1,692)

Total net deferred tax assets	159,394	127,476

Net non-current deferred tax liability	$(148,765)	$(158,657)

     During 2009, we generated $111,176 of U.S. net operating losses, of which $73,990 will be used to carry back to the 2007 tax year. As of December 31, 2009, we had approximately $82,059 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,201 is subject to an IRC §382 limitation of $11,793 per year. Theses carry forwards expire between 2022 through 2029. In addition, we have $19,842 of various credits available to offset future U.S. federal income tax.
     As of December 31, 2009 we have approximately $307,348 state net operating losses before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2009 and 2008 was $1,679 and $1,692, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2009, 2008, 2007 was a (decrease) increase of $(13), $594 and $(772), respectively.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical federal taxable income and projections for future federal taxable income over the periods for which the U.S. deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2009. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     We have a deferred tax liability of approximately $2,940 for the undistributed earnings of our foreign operations that arose in 2008 and prior years. We have recognized current year tax expense of approximately $828 for the change in this deferred tax liability. As of December 31, 2009, the undistributed earnings of these subsidiaries were approximately $8,400.
(7) Related Party Transactions
     Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.
     On September 30, 2005, Lamar Media Corp. issued a note payable to its parent, Lamar Advertising Company, for $287,500 bearing interest at 2 7/8% due 2010. This note was paid in full as of December 31, 2009.
     As of December 31, 2009 and December 31, 2008, there was a receivable (payable) from/to Lamar Advertising Company, its parent, in the amount of $(7,075) and $2,221, respectively.
     Effective December 31, 2009 and December 31, 2008, Lamar Advertising Company contributed $17,302 and $24,601, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
(8) Quarterly Financial Data (Unaudited)

	Year 2009 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$247,248	$274,736	$271,766	$262,315
Net revenues less direct advertising expenses	$146,267	$175,292	$174,136	$162,645
Net loss	$(19,355)	$(12,997)	$(4,822)	$(18,649)

	Year 2008 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$282,776	$323,819	$312,516	$279,308
Net revenues less direct advertising expenses	$177,551	$213,317	$198,541	$171,350
Net income (loss)	$(1,632)	$14,677	$3,819	$(6,504)

SCHEDULE 2
Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period
Year Ended December 31, 2009
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,000	12,663	13,113	$9,550
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,388,671	108,293	52	$1,496,912
Year Ended December 31, 2008
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,740	14,365	11,105	$10,000
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,281,690	106,981	—	$1,388,671
Year Ended December 31, 2007
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,400	7,166	6,826	$6,740
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,172,441	109,249	—	$1,281,690

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None
Lamar Media Corp.
None

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
     The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2009, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
Management’s Report on Internal Control Over Financial Reporting
Lamar Advertising Company
     The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 31 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
     Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 60 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Advertising Company
None
Lamar Media Corp.
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.
     We have adopted a Code of Business Conduct and Ethics (the “code of ethics”) that applies to all of our directors, officers and employees. The code of ethics is filed as an exhibit that is incorporated by reference into this Annual Report. In addition, if we make any substantive amendments to the code of ethics or grant any wavier, including any implicit wavier, from a provision of the code to any of our executive officers or directors, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (A) 1. FINANCIAL STATEMENTS
     The financial statements are listed under Part II, Item 8 of this Annual Report.
     2. FINANCIAL STATEMENT SCHEDULES
     The financial statement schedules are included under Part II, Item 8 of this Annual Report.
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

LAMAR ADVERTISING COMPANY
February 25, 2010	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr Kevin P. Reilly, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	2/25/10

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/10

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/25/10

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/25/10

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/25/10

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/25/10

/s/ Anna Reilly Anna Reilly	Director	2/25/10

/s/ Edward H. McDermott Edward H. McDermott	Director	2/25/10

/s/ John E. Koerner, III John E. Koerner, III	Director	2/25/10

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.
February 25, 2010	By:	/s/ Kevin P. Reilly, Jr.
Kevin P. Reilly, Jr.
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	2/25/10

/s/ Sean E. Reilly Sean E. Reilly	Chief Operating Officer, Vice President and Director	2/25/10

/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/25/10

/s/ C. Brent McCoy C. Brent McCoy	Executive Vice President of Business Development and Director	2/25/10

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

2(a)	Stock Purchase Agreement by and among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC, dated February 28, 2008.	Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 21, 2008 and incorporated herein by reference.

2(b)	Amendment to the Stock Purchase Agreement by and among Entravision Communications Corporation, Z-Spanish Media Corporation, Inc., Vista Media Group, Inc. and Lamar Advertising of Penn, LLC, dated May 16, 2008.	Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 21, 2008 and incorporated herein by reference.

3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3(c)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-05479) and incorporated herein by reference.

4(b)(1)	Indenture, dated as of December 23, 2002 among Lamar Media, certain subsidiaries of Lamar Media, as guarantors and Wachovia Bank of Delaware, National, as trustee, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002 and incorporated herein by reference.

4(b)(2)	Form of 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002 and incorporated herein by reference.

4(b)(3)	Form of 7 1/4% Exchange Note Due 2013.	Previously filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634) filed on January 21, 2003 and incorporated herein by reference.

4(b)(4)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 9, 2003, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(5)	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of October 7, 2003, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of April 5, 2004, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4(e)(8) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(9)	Release of Guaranty under the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.19 to Lamar Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(b)(10)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 7 1/4% Notes due 2013.	Filed herewith.

4(c)(1)	Indenture, dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(2)	First Supplemental Indenture to the Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 16, 2003, relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(3)	Form of 2 7/8% Convertible Note due 2010.	Previously filed as an exhibit to the First Supplemental Indenture, dated as of June 16, 2003, between Lamar Media and Wachovia Bank of Delaware, National Association, which was previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(4)	Second Supplemental Indenture, dated as of July 3, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(5)	Form of 2 7/8% Convertible Note due 2010 — Series B.	Previously filed as an exhibit to the Second Supplemental Indenture, dated as of July 3, 2007 between the Company and The Bank of New York Trust Company, N.A., which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(d)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

4(d)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(d)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Filed herewith.

4(e)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(e)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(e)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(f)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(f)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Filed herewith.

4(g)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

4(g)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

4(h)	Subordinated Note (mirror note), dated as of September 30, 2005, by Lamar Media to the Company.	Previously filed as Exhibit 4(k) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

10(a)(1)*	Lamar 1996 Equity Incentive Plan, as amended and restated, as adopted by the Board of Directors in February 2009 and the approved by the stockholders in May 2009.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2009 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)*	2009 Employee Stock Purchase Plan.	Previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 0-30242) filed on April 24, 2009 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 4, 2009.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 6, 2009 and incorporated herein by reference.

10(f)(1)	Credit Agreement, dated as of March 7, 2003, among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.38 to Lamar Media’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003 and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of January 28, 2004, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004 and incorporated herein by reference.

10(f)(3)	Joinder Agreement, dated as of October 7, 2003, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Premere Outdoor, Inc.	Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

10(f)(4)	Joinder Agreement, dated as of April 19, 2004, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Canadian Outdoor Company.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004 and incorporated herein by reference.

10(f)(5)	Joinder Agreement, dated as of January 19, 2005, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, by certain of Lamar Media’s subsidiaries.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005 and incorporated herein by reference.

10(g)(1)	Credit Agreement, dated as of September 30, 2005, between Lamar Media and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 30, 2005 and incorporated herein by reference.

10(g)(2)	Amendment No. 1, dated as of October 5, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(g)(3)	Amendment No. 2, dated as of December 11, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

10(g)(4)	Amendment No. 3, dated as of March 28, 2007, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the Company, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(g)(5)	Amendment No. 4, dated as of April 2, 2009, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the Company, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 8, 2009 and incorporated herein by reference.

10(g)(6)	Joinder Agreement, dated as of July 21, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Daum Advertising Company, Inc.	Previously filed as Exhibit 10.18 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-138142) filed on October 23, 2006 and incorporated herein by reference.

10(g)(7)	Joinder Agreement, dated as of February 21, 2008, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(i)(7) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

10(g)(8)	Joinder Agreement, dated as of January 12, 2009, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto and JP Morgan Chase Bank, N.A., as administrative agent.	Filed herewith.

10(h)	Tranche C Term Loan Agreement, dated as of February 6, 2004, among Lamar Media, the subsidiary guarantors party thereto, the Tranche C loan lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004 and incorporated herein by reference.

10(i)	Tranche D Term Loan Agreement, dated as of August 12, 2004, among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004 and incorporated herein by reference.

10(j)	Series A Incremental Loan Agreement, dated as of February 8, 2006, among Lamar Media, the subsidiary guarantors named therein, the Series A incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Company.	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(k)	Series B Incremental Loan Agreement, dated as of October 5, 2006, among Lamar Media, the subsidiary guarantors named therein, the Series B incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on October 6, 2006 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(l)	Series C Incremental Loan Agreement, dated as of December 21, 2006, among Lamar Media, Lamar Transit Advertising Canada Ltd., the subsidiary guarantors named therein, the Series C incremental lenders, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Toronto Branch, acting as sub-agent of the administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 22, 2006 and incorporated herein by reference.

10(m)	Series D Incremental Loan Agreement, dated as of January 17, 2007, among Lamar Advertising of Puerto Rico, Inc., Lamar Media, the subsidiary guarantors named therein, the Series D incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

10(n)	Series E Incremental Loan Agreement dated as of March 28, 2007 among Lamar Media, the subsidiary guarantors named therein, the Series E incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(o)	Series F Incremental Loan Agreement, dated as of March 28, 2007, among Lamar Media, the subsidiary guarantors named therein, the Series F incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(p)	Registration Rights Agreement, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and the initial purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.