Form 10-Q
period 2010-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2010-05-07
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 3, 2010: 77,014,051
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 3, 2010: 15,172,865
The number of shares of Lamar Media Corp. common stock outstanding as of May 3, 2010: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	the severity and length of the current economic recession and its affect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the Company’s ability to successfully implement its digital deployment strategy;

•	the integration of any businesses that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of any acquisitions; and

•	changes in accounting principles, policies or guidelines.
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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2009 of the Company and Lamar Media (the “2009 Combined Form 10-K”), filed on February 26, 2010 and as such risk factors are updated, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,964	$112,253
Receivables, net of allowance for doubtful accounts of $9,000 and $9,550 in 2010 and 2009	140,507	142,518
Prepaid expenses	59,012	40,588
Deferred income tax assets	13,604	13,523
Other current assets	61,138	59,054

Total current assets	307,225	367,936

Property, plant and equipment	2,832,640	2,828,726
Less accumulated depreciation and amortization	(1,458,021)	(1,421,815)

Net property, plant and equipment	1,374,619	1,406,911

Goodwill	1,425,500	1,424,283
Intangible assets	645,047	670,501
Deferred financing costs, net of accumulated amortization of $39,557 and $37,880 in 2010 and 2009, respectively	30,508	32,613
Other assets	39,432	41,297

Total assets	$3,822,331	$3,943,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,124	$10,678
Current maturities of long-term debt	88,438	121,282
Accrued expenses	77,583	95,616
Deferred income	36,734	36,131

Total current liabilities	213,879	263,707

Long-term debt	2,508,837	2,553,630
Deferred income tax liabilities	101,862	116,130
Asset retirement obligation	169,462	160,260
Other liabilities	17,877	18,016

Total liabilities	3,011,917	3,111,743

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2010 and 2009	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2010 and 2009	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,012,901 and 93,742,080 shares issued at 2010 and 2009, respectively; 77,014,051 and 76,796,827 issued and outstanding at 2010 and 2009, respectively	94	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,172,865 shares issued and outstanding at 2010 and 2009	15	15
Additional paid-in capital	2,366,267	2,361,166
Accumulated comprehensive income	5,309	5,248
Accumulated deficit	(676,234)	(651,317)
Cost of shares held in treasury, 16,998,850 and 16,945,253 shares in 2010 and 2009, respectively	(885,037)	(883,408)

Stockholders’ equity	810,414	831,798

Total liabilities and stockholders’ equity	$3,822,331	$3,943,541

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2010	2009
Net revenues	$244,103	$247,248

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	98,552	100,981
General and administrative expenses (exclusive of depreciation and amortization)	47,071	46,328
Corporate expenses (exclusive of depreciation and amortization)	10,472	10,875
Depreciation and amortization	78,342	85,774
Gain on disposition of assets	(1,173)	(652)

	233,264	243,306

Operating income	10,839	3,942

Other expense (income)
Loss on extinguishment of debt	261	—
Interest income	(89)	(145)
Interest expense	49,330	36,350

	49,502	36,205

Loss before income tax benefit	(38,663)	(32,263)
Income tax benefit	(13,836)	(10,525)

Net loss	(24,827)	(21,738)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(24,918)	$(21,829)

Loss per share:
Basic and diluted loss per share	$(0.27)	$(0.24)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	91,983,549	91,579,117
Incremental common shares from dilutive stock options	—	—
Incremental common shares from convertible debt	—	—

Weighted average common shares diluted	91,983,549	91,579,117

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(24,827)	$(21,738)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,342	85,774
Non-cash equity-based compensation	2,761	1,505
Amortization included in interest expense	3,949	1,282
Gain on disposition of assets and investments	(1,173)	(652)
Loss on extinguishment of debt	261	—
Deferred tax benefit	(14,447)	(11,143)
Provision for doubtful accounts	2,011	2,374
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,734	5,520
Prepaid expenses	(17,428)	(16,198)
Other assets	(1,017)	(2,879)
Increase (decrease) in:
Trade accounts payable	446	(2,838)
Accrued expenses	(18,781)	(22,729)
Other liabilities	(4,180)	1,083

Net cash provided by operating activities	7,651	19,361

Cash flows from investing activities:
Acquisitions	(1,326)	(107)
Capital expenditures	(8,341)	(10,058)
Proceeds from disposition of assets and investments	1,468	6,534
Payments received on notes receivable	157	43

Net cash used in investing activities	(8,042)	(3,588)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(1,629)	—
Net proceeds from issuance of common stock	2,363	790
Principal payments on long term debt	(79,755)	(4,216)
Net payments under credit agreement	—	(140,000)
Net proceeds from note offering	—	314,927
Debt issuance costs	(19)	(7,475)
Dividends	(91)	(91)

Net cash (used in) provided by financing activities	(79,131)	163,935

Effect of exchange rate changes in cash and cash equivalents	233	(95)

Net (decrease) increase in cash and cash equivalents	(79,289)	179,613
Cash and cash equivalents at beginning of period	112,253	14,139

Cash and cash equivalents at end of period	$32,964	$193,752

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,533	$54,787

Cash paid for foreign, state and federal income taxes	$704	$—

Common stock issuance related to acquisitions	$—	$—

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2009 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
2. Stock-Based Compensation
Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan has reserved 13 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 5,000 shares of its Class A common stock during the three months ended March 31, 2010.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of Class A common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan (2009 ESPP) was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the three months ended March 31, 2010:

Shares
Available for future purchases, January 1, 2010	480,858
Purchases	35,290

Available for future purchases, March 31, 2010	445,568

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2010 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2011. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2010, the Company has recorded $576 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each of the director’s one-year term. The Company recorded a $37 non-cash compensation expense related to these awards for the three months ended March 31, 2010.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended
	March 31,
	2010	2009
Direct advertising expenses	$74,640	$81,322
General and administrative expenses	1,266	1,606
Corporate expenses	2,436	2,846

	$78,342	$85,774

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2010 and December 31, 2009:

	Estimated	March 31, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$465,923	$433,043	$465,634	$429,674
Non-competition agreements	3 — 15	63,431	60,121	63,419	59,810
Site locations	15	1,372,961	764,660	1,371,968	741,599
Other	5 — 15	13,608	13,052	13,608	13,045

		1,915,923	1,270,876	$1,914,629	$1,244,128
Unamortizable Intangible Assets:
Goodwill		$1,679,135	$253,635	$1,677,918	$253,635
5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2009	$160,260
Revisions in cash flow estimates	7,809
Additions to asset retirement obligations	95
Accretion expense	2,681
Liabilities settled	(1,383)

Balance at March 31, 2010	$169,462

6. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Medias obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not a guarantors are in the aggregate minor.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
6. Summarized Financial Information of Subsidiaries (continued)
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility that was in place through April 28, 2010 and its new senior credit facility. As of March 31, 2010 and December 31, 2009, Lamar Media was permitted under the terms of its outstanding notes (other than the senior notes) to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,191,835 and $1,156,267, respectively. Under its then existing senior credit facility, however, if the total holdings debt ratio (as defined in the senior credit facility) was greater than 5.5 to 1, or if under the senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar Advertising are subject to additional restrictions. Under its new senior credit facility, if the total holdings debt ratio is greater than 5.5 to 1 or the senior debt ratio is greater than 3.25 to 1 (each ratio as defined in the senior credit facility) transfers to Lamar Advertising are subject to additional restrictions.
As of March 31, 2010, the total holdings debt ratio was greater than 5.5 to 1 and, therefore, transfers to Lamar Advertising were restricted to the following: (a) payments to allow Lamar Advertising to pay dividends on its outstanding Series AA Preferred Stock and (b) payments in respect of “Qualified Holdings Obligations” (as defined in the then existing senior credit facility), consisting of interest on convertible notes and certain fees, costs and expenses, incurred from time to time by Lamar Advertising on behalf of Lamar Media and its subsidiaries. As of March 31, 2010, Lamar Media’s senior leverage ratio was greater than 3.0 to 1 and, therefore, transfers to Lamar Advertising were restricted to a series of baskets specified in the senior notes indenture, including payments of Lamar Media’s operating expenses in an aggregate amount in any fiscal year not to exceed 5% of the total operating expenses of Lamar Media and its restricted subsidiaries and other restricted payments not in excess of $500 in any fiscal year of Lamar Media.
7. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of options and convertible debt. The number of dilutive shares excluded from this calculation resulting from the dilutive effect of options is 514,610 and 95,382 for the three months ended March 31, 2010 and 2009. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 66,169 and 5,879,893 for the three months ended March 31, 2010 and March 31, 2009, respectively.
8. Long-term Debt
On February 12, 2010, the Company paid in full the remaining Series C Incremental Term Loan agreement in the amount of $17,250 and paid an additional $26,250 under our then existing senior credit facility using available cash on hand.
     Long-term debt consists of the following at March 31, 2010 and December 31, 2009:

	2010	2009
Senior Credit Facility	$1,014,640	$1,092,763
2 7/8% Convertible Notes	2,333	3,273
7 1/4% Senior Subordinated Notes Due 2013	386,631	386,765
6 5/8% Senior Subordinated Notes Due 2015	869,922	869,139
9 3/4% Senior Notes Due 2014	320,367	318,958
Other notes with various rates and terms	3,382	4,014

	2,597,275	2,674,912
Less current maturities	(88,438)	(121,282)

Long-term debt, excluding current maturities	$2,508,837	$2,553,630

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
8. Long-term Debt (continued)
As of March 31, 2010, there was $467,775 outstanding under the Term Loan and the Series A, Series B and Series D Incremental Loans, which will amortize in quarterly installments paid on each December 31, March 31, June 30 and September 30 as follows:

Principal payment date	Term Loan	Series A	Series B	Series D

September 30, 2010 — September 30, 2011	$15,000	$1,388	$5,625	$263
December 31, 2011 — September 30, 2012	$60,000	$5,550	$22,500	$1,050

As of March 31, 2010, there was $231,250 outstanding under the Series E Incremental Loan, which will amortize in quarterly installments paid on each June 30, September 30, December 31 and March 31 as follows:

Principal payment date	Principal amount

September 30, 2010 — March 31, 2011	$6,250
June 30, 2011 — March 31, 2012	$9,375
June 30, 2012 — March 31, 2013	$43,750

As of March 31, 2010, there was $315,615 outstanding under the Series F Incremental Loan, which will amortize in quarterly installments paid on each June 30, September 30, December 31 and March 31 as follows:

Principal payment date	Principal amount

June 30, 2011 — December 31, 2013	$805
March 31, 2014	$306,759

During April 2010, the Company refinanced its senior credit facility and conducted a tender offer to repurchase a portion of the 7 1/4% Senior Subordinated Notes due 2013 using the proceeds from a new notes offering of 7 7/8% Senior Subordinated Notes. See footnote 11-Subsequent Events for more details regarding these transactions.
9. Fair Value of Financial Instruments
At March 31, 2010 and December 31, 2009, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010:

As of March 31, 2010
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Long-term debt (including current maturities).	$2,597,275	$2,658,324	$2,658,324	$—	$—
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
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
9. Fair Value of Financial Instruments (continued)
The following methods and assumptions were used to estimate the fair values of the assets and liabilities in the table above.
Level 1 Fair Value Measurements
Long-term debt — The Fixed Rate Notes and Floating Rate Notes are actively traded in an established market. The fair values of these debt instruments are based on quotes obtained through financial information services and/or major financial institutions. During April 2010, the Company refinanced its senior credit facility and conducted a tender offer to repurchase a portion of the 7 1/4% Senior Subordinated Notes due 2013 using the proceeds from a new notes offering of 7 7/8% Senior Subordinated Notes. See footnote 11-Subsequent Events below.
10. Adjustments to Previously Reported Amounts
During the third quarter of 2009, the Company identified an error in accounting for lease escalations, resulting in an immaterial understatement of accrued expenses and direct advertising expense which effected periods beginning March 31, 2005 through June 30, 2009. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives and concluded the error was immaterial to the then current and prior periods. The correction of the immaterial error resulted in an overstatement of net income of $405 for the three months ended March 31, 2009.
The Company revised its historical financial statements as published in our 2009 Combined Form 10-K for fiscal 2007 and 2008, and the three months ended March 31, 2009 contained herein. The Company will revise the quarter ended June 30, 2009, when they are published in a future filing.
11. Subsequent Events
On April 22, 2010 the Company completed an institutional private placement of $400,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “Notes”) of Lamar Media. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.
Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the Notes, in whole or part, in cash at redemption prices specified in the Indenture.
The Company intends to use the proceeds of this offering, after the payment of fees and expenses, to repurchase (pursuant to a tender offer, redemption, one or more open market transactions or individually negotiated transactions or other means) some or all of its outstanding 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”) or to fund repayment of the 7 1/4% Notes at maturity. On April 22, 2010, the Company used a portion of the proceeds received in this offering to fund the repurchase of 7 1/4% Notes in connection with a tender offer, as described below.
On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Notes to amend the 7 1/4% Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Notes. On April 22, 2010 Lamar Media accepted tenders for $365,390 in aggregate principal amount of the 7 1/4% Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1.01208 per $1 principal amount of the notes tendered. The total cash payment to purchase the tendered 7 1/4% Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was $377,972, which Lamar Media obtained from the closing of the private placement of the Notes described above. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Notes discussed above.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
11. Subsequent Events (continued)
On April 28, 2010, Lamar Media refinanced its existing senior credit facility with a new senior credit facility. The new credit facility is comprised of a $250,000 revolving credit facility, a $300,000 Term A loan facility (comprised of a $270,000 Term A-1 facility and a $30,000 Term A-2 facility) and a $575,000 Term B loan facility. It also has a $300,000 incremental facility (subject to increase to $500,000, based upon our satisfaction of a senior debt ratio test) that would allow for additional commitments into which lenders could enter at their sole discretion. As of April 28, 2010, the Company had $145,000 outstanding under the new revolving credit facility.
On May 6, 2010, Lamar Media accepted tenders for an additional $169 in aggregate principal amount of the 7 1/4% Notes in connection with the final settlement of the tender offer. On May 6, 2010 Lamar Media called for redemption the remaining outstanding 7 1/4% Notes pursuant to the terms of the indenture governing these notes.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,111	$105,306
Receivables, net of allowance for doubtful accounts of $9,000 and $9,550 in 2010 and 2009	140,507	142,518
Prepaid expenses	59,012	40,588
Deferred income tax assets	13,604	13,523
Other current assets	54,232	52,251

Total current assets	294,466	354,186

Property, plant and equipment	2,832,640	2,828,726
Less accumulated depreciation and amortization	(1,458,021)	(1,421,815)

Net property, plant and equipment	1,374,619	1,406,911

Goodwill	1,415,348	1,414,131
Intangible assets	644,491	669,938
Deferred financing costs net of accumulated amortization of $30,069 and $28,592 in 2010 and 2009, respectively	28,555	30,660
Other assets	33,402	36,012

Total assets	$3,790,881	$3,911,838

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$11,124	$10,678
Current maturities of long-term debt	86,105	118,009
Accrued expenses	66,006	84,877
Deferred income	36,734	36,131

Total current liabilities	199,969	249,695

Long-term debt	2,508,837	2,553,630
Deferred income tax liabilities	134,609	148,765
Asset retirement obligation	169,462	160,260
Other liabilities	17,876	18,016

Total liabilities	3,030,753	3,130,366

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2010 and 2009	—	—
Additional paid-in-capital	2,539,906	2,534,783
Accumulated comprehensive income	5,309	5,248
Accumulated deficit	(1,785,087)	(1,758,559)

Total stockholder’s equity	760,128	781,472

Total liabilities and stockholder’s equity	$3,790,881	$3,911,838

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2010	2009
Net revenues	$244,103	$247,248

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	98,552	100,981
General and administrative expenses (exclusive of depreciation and amortization)	47,071	46,328
Corporate expenses (exclusive of depreciation and amortization)	10,472	10,449
Depreciation and amortization	78,342	85,774
Gain on disposition of assets	(1,173)	(652)

	233,264	242,880

Operating income	10,839	4,368

Other expense (income)
Loss on extinguishment of debt	265	—
Interest income	(87)	(145)
Interest expense	49,294	33,108

	49,472	32,963

Loss before income tax benefit	(38,633)	(28,595)

Income tax benefit	(13,735)	(9,239)

Net loss	$(24,898)	$(19,356)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(24,898)	$(19,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	78,342	85,774
Non-cash equity based compensation	2,761	1,505
Amortization included in interest expense	3,919	972
Gain on disposition of assets and investments	(1,173)	(652)
Loss on extinguishment of debt	265	—
Deferred tax benefit	(14,346)	(9,857)
Provision for doubtful accounts	2,011	2,374
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,734	5,520
Prepaid expenses	(17,428)	(16,198)
Other assets	(273)	(2,970)
Increase (decrease) in:
Trade accounts payable	446	(2,838)
Accrued expenses	(19,620)	(22,457)
Other liabilities	(4,086)	1,175

Net cash provided by operating activities	7,654	22,992

Cash flows from investing activities:
Acquisitions	(1,326)	(107)
Capital expenditures	(8,341)	(10,058)
Proceeds from disposition of assets	1,468	6,534
Payment received on notes receivable	157	43

Net cash used in investing activities	(8,042)	(3,588)

Cash flows from financing activities:
Principle payments long-term debt	(78,755)	(7,148)
Debt issuance costs	(19)	(7,475)
Net payments under credit agreement	—	(140,000)
Net proceeds on note offering	—	314,927
Dividend to parent	(1,629)	—
Contributions from parent	2,363	—

Net cash (used in) provided by financing activities	(78,040)	160,304

Effect of exchange rate changes in cash and cash equivalents	233	(95)

Net (decrease) increase in cash and cash equivalents	(78,195)	179,613
Cash and cash equivalents at beginning of period	105,306	14,139

Cash and cash equivalents at end of period	$27,111	$193,752

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,527	$51,545

Cash paid for foreign, state and federal income taxes	$704	$—

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2009 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10 and 11 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward—Looking Statements” and in Item 1A to the 2009 Combined Form 10-K filed on February 26, 2010, as supplemented by those risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Since December 31, 2005, the Company has completed strategic acquisitions of outdoor advertising assets and site easements for an aggregate purchase price of approximately $637.0 million. The Company has historically financed its acquisitions and intends to finance its future acquisition activity, if any, from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. Due to the economic recession, the Company reduced its acquisition activity during the year ended December 31, 2009, and expects to limit its acquisition activity during 2010.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	(in thousands)
	2010	2009
Total capital expenditures:
Billboard — traditional	$1,636	$2,844
Billboard — digital	1,733	4,318
Logos	2,087	662
Transit	636	988
Land and buildings	579	384
Operating equipment	1,670	862

Total capital expenditures	$8,341	$10,058

RESULTS OF OPERATIONS
Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009
Net revenues decreased $3.1 million or 1.3% to $244.1 million for the three months ended March 31, 2010 from $247.2 million for the same period in 2009. This decrease was attributable primarily to a decrease in billboard net revenues of $3.8 million or 1.7% over the prior period, an increase in logo sign revenue of $1.3 million, which represents an increase of 12.2% over the prior period, and a $0.6 million decrease in transit revenue over the prior period, which represents a decrease of 5.5% over the prior period.
For the three months ended March 31, 2010, there was a $1.8 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2009. The $1.8 million decrease in revenue primarily consists of a $3.9 million decrease in billboard revenue, offset by a $1.1 million increase in transit revenue and a $1.0 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2009. This net decrease in revenue represents a decrease of 0.7% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $2.1 million or 1.3% to $156.1 million for the three months ended March 31, 2010 from $158.2 million for the same period in 2009. There was a $1.7 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $0.4 million decrease in corporate expenses.
Depreciation and amortization expense decreased $7.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the reduction of capitalized expenditures in 2009 and a reduction in the level of non performing structures dismantled during the first quarter of 2010 over the same period in 2009.
Due to the above factors, operating income increased $6.9 million to $10.8 million for the three months ended March 31, 2010 compared to $3.9 million for the same period in 2009.
During the first quarter of 2010, the Company had a $265 thousand non-cash loss on extinguishment of debt related to the extinguishment of its Series C Incremental Term Loan, offset by a $4 thousand non-cash gain on extinguishment of its 2 7/8 Convertible Notes due 2010 - Series B.
Interest expense increased $12.9 million from $36.4 million for the three months ended March 31, 2009, to $49.3 million for the three months ended March 31, 2010 due to an increase in interest rates primarily resulting from the Company’s refinancing of its senior credit facility in 2009.
The increase in operating income, offset by the increase in interest expense resulted in a $6.4 million increase in net loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $3.3 million for the three months ended March 31, 2010 over the same period in 2009. The effective tax rate for the three months ended March 31, 2010 was 35.8%, which is less than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a loss for the three months ended March 31, 2010 of $24.8 million, as compared to a net loss of $21.7 million for the same period in 2009.
Reconciliations:
Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue for the three months ended March 31, 2009 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2009 that corresponds with the actual period we have owned the assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 reported net revenue for the three months ended March 31, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2009
(in thousands)
Reported net revenue	$247,248
Acquisition net revenue	(1,346)

Acquisition-adjusted net revenue	$245,902

Comparison of 2010 Reported Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Reported net revenue	$244,103	$247,248
Acquisition net revenue	—	(1,346)

Adjusted totals	$244,103	$245,902

LIQUIDITY AND CAPITAL RESOURCES
Overview
Beginning in the fourth quarter of 2008, as a result of the economic recession, the Company took certain steps to reduce its overall operating expenses. These steps included reducing operating expenses and non-essential capital expenditures and significantly reducing its acquisition activity. As part of the overall reductions in operating expenses, the Company reduced its workforce from approximately 3,500 in October 2008 to approximately 3,100 currently, which represents a decrease of approximately 11%. The Company expects to continue its current cost saving strategies through the year ended December 31, 2010.
The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the senior credit facility and maintains all corporate cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.
Sources of Cash
Total Liquidity at March 31, 2010. As of March 31, 2010 we had approximately $221.2 million of total liquidity, which is comprised of approximately $33.0 million in cash and cash equivalents and the ability to draw approximately $188.2 million under our revolving bank credit facility.
Cash Generated by Operations. For the three months ended March 31, 2010 and 2009 our cash provided by operating activities was $7.7 million and $19.4 million, respectively. While our net loss was approximately $24.8 million for the three months ended March 31, 2010, we generated cash from operating activities of $7.7 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $71.7 million, which primarily consisted of depreciation and amortization of $78.3 million partially offset by the recognition of deferred tax benefits of $14.4 million. In addition, there was a increase in working capital of $39.2 million. We expect to generate cash flows from operations during 2010 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash generated principally for reducing outstanding indebtedness. See “— Cash Flows” for more information.
Note Offerings and Tender Offer. On April 22, 2010, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392 million.

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the Notes, in whole or part, in cash at redemption prices specified in the Indenture.
The Company intends to use the proceeds of this offering, after the payment of fees and expenses, to repurchase (pursuant to a tender offer, redemption, one or more open market transactions or individually negotiated transactions or other means) some or all of its outstanding 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”) or to fund repayment of the 7 1/4% Notes at maturity. On April 22, 2010, the Company used a portion of the proceeds received in this offering to fund the repurchase of 7 1/4% Notes in connection with a tender offer, as described below. On May 6, 2010, Lamar Media called for redemption the remaining $19.4 million in outstanding 7 1/4% Notes pursuant to the terms of the indenture governing these Notes.
On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Notes to amend the 7 1/4% Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Notes. On April 22, 2010 Lamar Media accepted tenders for approximately $365.4 million in aggregate principal amount of the 7 1/4% Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1,012.08 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 7 1/4% Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was approximately $378 million which Lamar Media obtained from the closing of the private placement of the Notes described above. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Notes discussed above.
On May 6, 2010, Lamar Media accepted tenders for an additional $169 thousand in aggregate principal amount of the 7 1/4% Notes in connection with the final settlement of the tender offer.
Credit Facilities. As of March 31, 2010, Lamar Media had approximately $188.2 million of unused capacity under the revolving credit facility included in its senior credit facility prior to the establishment of the new senior credit facility discussed below. As of March 31, 2010, the aggregate balance outstanding under its then existing senior credit facility was $1.01 billion.
On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The new senior credit facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below, of less than or equal to 3.25 to 1. Lamar Media is the borrower under our new senior credit facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.
The term loan A-1 will begin amortizing on June 30, 2011 in quarterly installments paid on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
June 30, 2011 – March 31, 2012	$3,375,000
June 30, 2012 – March 31, 2014	$6,750,000
June 30, 2014 – March 31, 2015	$13,500,000
June 30, 2015 – September 30, 2015	$37,125,000
December 31, 2015	$74,250,000

The term loan A-2 will begin amortizing on June 30, 2011 in quarterly installments paid on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
June 30, 2011 – March 31, 2012	$375,000
June 30, 2012 – March 31, 2014	$750,000
June 30, 2014 – March 31, 2015	$1,500,000
June 30, 2015 – September 30, 2015	$4,125,000
December 31, 2015	$8,250,000
The term loan B will begin amortizing on June 30, 2010 in equal quarterly installments of $1,437,500 paid on each September 30, December 31, March 31 and June 30 thereafter, with the remainder payable at maturity.
The term loan A-1 and term loan A-2 facilities will mature on December 31, 2015; the term loan B facility will mature on December 31, 2016; and the revolving credit facility will mature on April 28, 2015.
Factors Affecting Sources of Liquidity
     Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
     Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to its new senior credit facility and its outstanding debt securities.
     Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $19.4 million 7 1/4% Senior Subordinated Notes due 2013 issued in December 2002 and June 2003 (the “7 1/4% Notes”), $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes) and $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 7 1/4% Notes and 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes and the 7 7/8% Notes indentures.
     In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
•	up to $1.3 billion of indebtedness under its senior credit facility (up to $1.5 billion of indebtedness under its senior credit facility allowable under the 7 7/8% Notes indenture);
•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;
•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $20 million ($50 million under the 7 7/8% Notes indenture) or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $40 million ($75 million under the 7 7/8% Notes indenture).
     Restrictions under New Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its new senior credit facility, which was entered into on April 28, 2010. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At March 31, 2010 and through the refinancing on April 28, 2010, Lamar Media was in compliance with all such tests under its then existing senior credit facility. We must be in compliance with the following financial ratios under our new senior credit facility and are currently in compliance with all such tests:
•	a total holdings debt ratio, defined as total consolidated debt of Lamar Media and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
April 28, 2010 through and including September 29, 2010	7.50 to 1.00

September 30, 2010 through and including March 30, 2011	7.25 to 1.00

March 31, 2011 through and including December 30, 2011	7.00 to 1.00

December 31, 2011 through and including March 30, 2012	6.75 to 1.00

March 31, 2012 through and including March 30, 2013	6.25 to 1.00

From and after March 31, 2013	6.00 to 1.00
•	a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
April 28, 2010 through and including September 29, 2010	4.00 to 1.00

September 30, 2010 through and including March 30, 2011	3.75 to 1.00

March 31, 2011 through and including September 29, 2011	3.50 to 1.00

September 30, 2011 through and including March 30, 2012	3.25 to 1.00

March 31, 2012 through and including March 30, 2013	3.00 to 1.00

From and after March 31, 2013	2.75 to 1.00
•	a fixed charges coverage ratio, defined as the ratio of EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
The definition of “EBITDA” under the new senior credit agreement is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our

7 1/4% senior subordinated notes due 2013, and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $8.3 million for the three months ended March 31, 2010. We anticipate our 2010 total capital expenditures to be between $35 million and $40 million.
Acquisitions. Due to the current economic recession, the Company intends to continue its reduced acquisition activity for the year ended December 31, 2010. Consequently, during the three months ended March 31, 2010, the Company’s acquisition activity was $1.3 million and was financed with cash on hand.
Optional Prepayments. During the quarter ended March 31, 2010, Lamar Media reduced outstanding indebtedness under its then existing senior credit facility in the amount of $78.1 million, of which, $26.9 million were scheduled amortization payments and $51.2 million were optional prepayments under the senior credit facility.
Convertible Note Prepayment. In March 2010, the Company accepted for payment $1.0 million in principal amount of 2 7/8% Convertible Notes due 2010 at a purchase price of 100% of the original amount of the notes, through a privately negotiated transaction. As of March 31, 2010, the Company had $2.4 million in aggregate principal amount of 2 7/8% Convertible Notes due 2010 outstanding.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related note.
RESULTS OF OPERATIONS
Three Months ended March 31, 2010 compared to Three Months ended March 31, 2009
Net revenues decreased $3.1 million or 1.3% to $244.1 million for the three months ended March 31, 2010 from $247.2 million for the same period in 2009. This decrease was attributable primarily to a decrease in billboard net revenues of $3.8 million or 1.7% over the prior period, an increase in logo sign revenue of $1.3 million, which represents an increase of 12.2% over the prior period, and a $0.6 million decrease in transit revenue over the prior period, which represents a decrease of 5.5% over the prior period.
For the three months ended March 31, 2010, there was a $1.8 million decrease in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2009. The $1.8 million decrease in revenue primarily consists of a $3.9 million decrease in billboard revenue, offset by a $1.1 million increase in transit revenue and a $1.0 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2009. This net decrease in revenue represents a decrease of 0.7% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased $1.7 million or 1.1% to $156.1 million for the three months ended March 31, 2010 from $157.8 million for the same period in 2009, which was primarily related to decreases in operating expenses related to operations of our outdoor advertising assets.
Depreciation and amortization expense decreased $7.4 million for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, primarily due to the reduction of capitalized expenditures during 2009 and a reduction in the level of non-performing structures dismantled during the first quarter of 2010 over the same period in 2009.
Due to the above factors, operating income increased $6.4 million to $10.8 million for the three months ended March 31, 2010 compared to $4.4 million for the same period in 2009.
During the first quarter of 2010, Lamar Media has a $265 thousand non-cash loss on extinguishment of debt related to the extinguishment of its Series C Incremental Term Loan.

Interest expense increased $16.2 million from $33.1 million for the three months ended March 31, 2009 to $49.3 million for the three months ended March 31, 2010 due to an increase in interest rates primarily resulting from the Company’s refinancing of its senior credit facility in 2009.
The increase in operating income, offset by the increase in interest expense resulted in a $10.0 million increase in net loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $4.5 million for the three months ended March 31, 2010 over the same period in 2009. The effective tax rate for the three months ended March 31, 2010 was 35.6%, which is less than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2010 of $24.9 million, as compared to a net loss of $19.4 million for the same period in 2009.
Reconciliations:
Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue for the three months ended March 31, 2009 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2009 that corresponds with the actual period we have owned the assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 reported net revenue for the three months ended March 31, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2009
(in thousands)
Reported net revenue	$247,248
Acquisition net revenue	(1,346)

Acquisition-adjusted net revenue	$245,902

Comparison of 2010 Reported Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Reported net revenue	$244,103	$247,248
Acquisition net revenue	—	(1,346)

Adjusted totals	$244,103	$245,902

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2010 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2009 Combined Form 10-K.
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
At March 31, 2010 there was approximately $1.01 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 39.1% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2010 with respect to borrowings under the senior credit facility was $15.0 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2010 was 5.5%. Assuming that the weighted average interest rate was 200-basis points higher (that is 7.5% rather than 5.5%), then the Company’s three months ended March 31, 2010 interest expense would have been approximately $5.3 million higher resulting in a $3.4 million increase in the Company’s three months ended March 31, 2010 net loss.
The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company had the capability under the old senior credit facility and has the capability under the new senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders) which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. From time to time, the Company has utilized and expects to continue to utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate and swap agreements and are entered into with major financial institutions. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
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

LAMAR ADVERTISING COMPANY
DATED: May 6, 2010	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: May 6, 2010	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007, and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.