Form 10-Q
period 2010-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2010-08-06
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):
 Yes ☐     No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of July 30, 2010: 77,156,933
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of July 30, 2010: 15,122,865
The number of shares of Lamar Media Corp. common stock outstanding as of July 30, 2010: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this combined Quarterly Report on Form 10-Q of Lamar Advertising Company (“Lamar Advertising” or the “Company”) and Lamar Media Corp. (“Lamar Media”) is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	Lamar Advertising’s future financial performance and condition;

•	business plans, objectives, prospects, growth and operating strategies;

•	market opportunities and competitive position;

•	estimated risks; and

•	stock price.
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	the severity and length of the current economic recession and its affect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the Company’s ability to successfully implement its digital deployment strategy; and

•	the integration of any business that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of any acquisitions;

•	changes in accounting principles, policies or guidelines.
The forward-looking statements in this report are based on the Company’s current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, the Company cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising and Lamar Media expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as may be required by law.
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

CONTENTS

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamar Advertising Company
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements	7-11

Lamar Media Corp.
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	12
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009	13
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	14
Note to Condensed Consolidated Financial Statements	15

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	24

PART II — OTHER INFORMATION

ITEM 6. Exhibits	25
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,876	$112,253
Receivables, net of allowance for doubtful accounts of $9,000 and $9,550 in 2010 and 2009, respectively	161,287	142,518
Prepaid expenses	58,491	40,588
Deferred income tax assets	13,621	13,523
Other current assets	60,296	59,054

Total current assets	320,571	367,936

Property, plant and equipment	2,827,331	2,828,726
Less accumulated depreciation and amortization	(1,496,103)	(1,421,815)

Net property, plant and equipment	1,331,228	1,406,911

Goodwill	1,425,413	1,424,283
Intangible assets	618,600	670,501
Deferred financing costs, net of accumulated amortization of $16,065 and $37,880 in 2010 and 2009, respectively	47,004	32,613
Other assets	38,337	41,297

Total assets	$3,781,153	$3,943,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$9,874	$10,678
Current maturities of long-term debt	12,534	121,282
Accrued expenses	84,907	95,616
Deferred income	46,894	36,131

Total current liabilities	154,209	263,707

Long-term debt	2,534,433	2,553,630
Deferred income tax liabilities	95,920	116,130
Asset retirement obligation	170,853	160,260
Other liabilities	18,363	18,016

Total liabilities	2,973,778	3,111,743

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2010 and 2009	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2010 and 2009	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,155,783 and 93,742,080 shares issued at 2010 and 2009, respectively; 77,156,933 and 76,796,827 issued and outstanding at 2010 and 2009, respectively	94	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 and 15,172,865 shares issued and outstanding at 2010 and 2009, respectively	15	15
Additional paid-in capital	2,372,913	2,361,166
Accumulated comprehensive income	4,652	5,248
Accumulated deficit	(685,262)	(651,317)
Cost of shares held in treasury, 16,998,850 and 16,945,253 shares in 2010 and 2009, respectively	(885,037)	(883,408)

Stockholders’ equity	807,375	831,798

Total liabilities and stockholders’ equity	$3,781,153	$3,943,541

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenues	$286,366	$274,736	$530,469	$521,984

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	99,825	99,444	198,377	200,425
General and administrative expenses (exclusive of depreciation and amortization)	48,275	48,275	95,346	94,603
Corporate expenses (exclusive of depreciation and amortization)	12,276	10,783	22,748	21,658
Depreciation and amortization	78,165	83,489	156,507	169,263
Gain on disposition of assets	(1,446)	(1,221)	(2,619)	(1,873)

	237,095	240,770	470,359	484,076

Operating income	49,271	33,966	60,110	37,908

Other expense (income)
Loss (gain) on extinguishment of debt	17,137	(3,539)	17,398	(3,539)
Interest income	(87)	(169)	(176)	(314)
Interest expense	46,640	56,645	95,970	92,995

	63,690	52,937	113,192	89,142

Loss before income tax expense	(14,419)	(18,971)	(53,082)	(51,234)
Income tax benefit	(5,482)	(7,134)	(19,318)	(17,659)

Net loss	(8,937)	(11,837)	(33,764)	(33,575)
Preferred stock dividends	91	91	182	182

Net loss applicable to common stock	$(9,028)	$(11,928)	$(33,946)	$(33,757)

Earnings per share:
Basic earnings per share	$(0.10)	$(0.13)	$(0.37)	$(0.37)

Diluted earnings per share	$(0.10)	$(0.13)	$(0.37)	$(0.37)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	92,202,404	91,686,753	92,115,868	91,633,232
Incremental common shares from dilutive stock options and warrants	—	—	—	—
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	92,202,404	91,686,753	92,115,868	91,633,232

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(33,764)	$(33,575)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,507	169,263
Non-cash equity based compensation	7,800	6,741
Amortization included in interest expense	8,042	11,385
Gain on disposition of assets	(2,619)	(1,873)
Loss (gain) on extinguishment of debt	17,398	(3,539)
Deferred tax benefit	(20,406)	(19,036)
Provision for doubtful accounts	3,779	5,495
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(9,274)	(2,291)
Prepaid expenses	(16,617)	(17,068)
Other assets	(385)	(1,946)
Increase (decrease) in:
Trade accounts payable	(826)	(3,513)
Accrued expenses	(11,675)	7,543
Other liabilities	(4,790)	(1,175)

Net cash provided by operating activities	93,170	116,411

Cash flows from investing activities:
Acquisitions	(1,354)	(642)
Capital expenditures	(15,688)	(21,471)
Proceeds from disposition of assets	3,726	8,244
Payments received on notes receivable	197	84

Net cash used in investing activities	(13,119)	(13,785)

Cash flows from financing activities:
Debt issuance costs	(32,274)	(19,629)
Cash used for purchase of treasury stock	(1,629)	(43)
Net proceeds from issuance of common stock	3,971	1,442
Net payments under credit agreement	(150,198)	(114,532)
Net proceeds from credit agreement refinancing	5,360	—
Payment on convertible notes	(1,000)	(141,342)
Proceeds from note offering	400,000	314,927
Net payment on 7 1/4% Notes	(389,647)	—
Dividends	(182)	(182)

Net cash (used in) provided by financing activities	(165,599)	40,641

Effect of exchange rate changes in cash and cash equivalents	171	164
Net (decrease) increase in cash and cash equivalents	(85,377)	143,431
Cash and cash equivalents at beginning of period	112,253	14,139

Cash and cash equivalents at end of period	$26,876	$157,570

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,862	$72,107

Cash paid for foreign, state and federal income taxes	$2,106	$1,155

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 13,500 shares of its Class A common stock during the six months ended June 30, 2010.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of Class A common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan (2009 ESPP) was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the six months ended June 30, 2010:

Shares
Available for future purchases, January 1, 2010	480,858
Purchases	72,762

Available for future purchases, June 30, 2010	408,096

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2010 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2011. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2010, the Company has recorded $3,300 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors one year term. The Company recorded a $201 non-cash compensation expense related to these awards for the six months ended June 30, 2010.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Direct advertising expenses	$74,476	$78,975	$149,116	$160,298
General and administrative expenses	1,250	1,592	2,516	3,198
Corporate expenses	2,439	2,922	4,875	5,767

	$78,165	$83,489	$156,507	$169,263

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2010 and December 31, 2009.

	Estimated	June 30, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$465,851	$435,959	$465,634	$429,674
Non-competition agreements	3—15	63,429	60,415	63,419	59,810
Site locations	15	1,372,439	787,293	1,371,968	741,599
Other	5—15	13,608	13,060	13,608	13,045

		1,915,327	1,296,727	1,914,629	1,244,128
Unamortizable intangible assets:
Goodwill		$1,679,048	$253,635	$1,677,918	$253,635
5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2009	$160,260
Revisions in cash flow estimates	7,809
Additions to asset retirement obligations	130
Accretion expense	5,339
Liabilities settled	(2,685)

Balance at June 30, 2010	$170,853

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
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2010 and December 31, 2009, Lamar Media was permitted under the terms of its outstanding subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,251,354 and $1,156,267, respectively. Under its senior credit facility, however, if the total holdings debt ratio (as defined in the senior credit facility) is greater than 5.75 to 1 or its senior debt ratio (as defined in the senior credit facility) is greater than 3.25 to 1.0, or if under the indenture for the 9 3/4% senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the 9 3/4% senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar Advertising are subject to additional restrictions. As of June 30, 2010, the total holdings debt ratio was greater than 5.75 to 1 and, therefore, transfers to Lamar Advertising were restricted to the following: (a) payments to allow Lamar Advertising to pay dividends on its outstanding Series AA Preferred Stock and (b) payments in respect of “Qualified Holdings Obligations” (as defined in the senior credit facility), consisting of certain fees, costs and expenses incurred from time to time by Lamar Advertising on behalf of Lamar Media and its subsidiaries.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
As of June 30, 2010, Lamar Media’s senior leverage ratio was greater than 3.0 to 1 and, therefore, transfers to Lamar Advertising were restricted to a series of baskets specified in the indenture governing the 9 3/4% senior notes, including payments of Lamar Media’s operating expenses in an aggregate amount in any fiscal year not to exceed 5% of the total operating expenses of Lamar Media and its restricted subsidiaries and other restricted payments not in excess $500 in any fiscal year of Lamar Media.
7. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of options and convertible debt. The number of dilutive shares excluded from this calculation resulting from the dilutive effect of options is 512,466 and 60,020 for the three months ended June 30, 2010 and 2009 and 511,335 and 153,902 for the six months ended June 30, 2010 and 2009. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 49,125 and 3,428,386 for the three months ended June 30, 2010 and 2009, respectively and 57,646 and 4,647,367 for the six months ended June 30, 2010 and June 30, 2009, respectively.
8. Long-term Debt
On April 22, 2010 the Company completed an institutional private placement of $400,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the 7 7/8% “Notes) of Lamar Media. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.
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
The Company used the proceeds of this offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”), as described below.
On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Notes to amend the 7 1/4% Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Notes. On April 22, 2010 Lamar Media accepted tenders for $365,390 in aggregate principal amount of the 7 1/4% Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1,012.08 per $1,000 principal amount of the notes tendered (per note data not in thousands). The total cash payment to purchase the tendered 7 1/4% Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was $377,972. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Notes discussed above. On May 6, 2010, Lamar Media accepted tenders for an additional $169 in aggregate principal amount of 7 1/4% Notes in connection with the final settlement of the tender offer. On June 7, 2010, Lamar Media redeemed the remaining $19,441 in outstanding notes.
The Company recognized a loss of $17,398 on the early extinguishment of debt resulting from its refinancing transactions for the six months ended June 30, 2010.
On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The new senior credit facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000, based upon our satisfaction of a senior debt ratio test (as described below, of less than or equal to 3.25 to 1. Lamar Media is the borrower under our new senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
The term loan A-1 will begin amortizing on June 30, 2011 in quarterly installments paid on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount

June 30, 2011 — March 31, 2012	$3,375
June 30, 2012 — March 31, 2014	$6,750
June 30, 2014 — March 31, 2015	$13,500
June 30, 2015 — September 30, 2015	$37,125
December 31, 2015	$74,250
The term loan A-2 will begin amortizing on June 30, 2011 in quarterly installments paid on each September 30, December 31, March 31 and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount

June 30, 2011 — March 31, 2012	$375
June 30, 2012 — March 31, 2014	$750
June 30, 2014 — March 31, 2015	$1,500
June 30, 2015 — September 30, 2015	$4,125
December 31, 2015	$8,250
The term loan B began amortizing on June 30, 2010 in equal quarterly installments of $1,437.5 paid on each September 30, December 31, March 31 and June 30 thereafter, with the remainder payable at maturity.
The term loan A-1 and term loan A-2 facilities will mature on December 31, 2015; the term loan B facility will mature on December 31, 2016; and the revolving credit facility will mature on April 28, 2015.
Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At June 30, 2010, we must be in compliance with the following financial ratios:
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
The definition of “EBITDA” under the new senior credit agreement is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% senior subordinated notes due 2013, and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
9. Disclosures About Fair Value of Financial Instruments
At June 30, 2010, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010:

As of June 30, 2010
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Financial liabilities
Long-term debt (including current maturities)	$2,546,967	$2,584,193	$2,584,193	$—	$—
Fair Value Measurements and Disclosures (formerly SFAS No. 157), established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table above, this hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 inputs are other than quoted prices in active markets included in Level 1, and Level 3 inputs have the lowest priority and include significant inputs that are generally less observable from objective sources. When available, we measure fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. We currently do not use Level 2 or Level 3 inputs to measure fair value.
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
10. Adjustments to Previously Reported Amounts
During the third quarter of 2009, the Company identified an error in accounting for lease escalations, resulting in an immaterial understatement of accrued expenses and direct advertising expense which effected periods beginning fiscal 2005 through June 30, 2009. In accordance with Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management evaluated the materiality of the error from qualitative and quantitative perspectives, and concluded the error was immaterial to the current and prior periods. The correction of the immaterial error resulted in overstatement of net income of $18 and $423 for the three and six months ended June 30, 2009, respectively.
The Company revised its historical financial statements as published in our 2009 Combined Form 10-K for fiscal 2007 and 2008, and the three and six months ended June 30, 2009 contained herein.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,147	$105,306
Receivables, net of allowance for doubtful accounts of $9,000 and $9,550 in 2010 and 2009, respectively.	161,287	142,518
Prepaid expenses	58,491	40,588
Deferred income tax assets	13,621	13,523
Other current assets	53,477	52,251

Total current assets	308,023	354,186

Property, plant and equipment	2,827,331	2,828,726
Less accumulated depreciation and amortization	(1,496,103)	(1,421,815)

Net property, plant and equipment	1,331,228	1,406,911

Goodwill	1,415,262	1,414,131
Intangible assets	618,052	669,938
Deferred financing costs net of accumulated amortization of $6,778 and $28,592 in 2010 and 2009, respectively	45,051	30,660
Other assets	33,050	36,012

Total assets	$3,750,666	$3,911,838

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$9,874	$10,678
Current maturities of long-term debt	10,178	118,009
Accrued expenses	74,168	84,877
Deferred income	46,894	36,131

Total current liabilities	141,114	249,695

Long-term debt	2,534,433	2,553,630
Deferred income tax liabilities	128,594	148,765
Asset retirement obligation	170,853	160,260
Other liabilities	18,363	18,016

Total liabilities	2,993,357	3,130,366

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2010 and 2009	—	—
Additional paid-in-capital	2,546,553	2,534,783
Accumulated comprehensive income	4,652	5,248
Accumulated deficit	(1,793,896)	(1,758,559)

Stockholder’s equity	757,309	781,472

Total liabilities and stockholder’s equity	$3,750,666	$3,911,838

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$286,366	$274,736	$530,469	$521,984

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	99,825	99,444	198,377	200,425
General and administrative expenses (exclusive of depreciation and amortization)	48,275	48,275	95,346	94,603
Corporate expenses (exclusive of depreciation and amortization)	12,276	10,784	22,748	21,233
Depreciation and amortization	78,165	83,489	156,507	169,263
Gain on disposition of assets	(1,446)	(1,221)	(2,619)	(1,873)

	237,095	240,771	470,359	483,651

Operating income	49,271	33,965	60,110	38,333

Other expense (income)
Loss on extinguishment of debt	17,137	—	17,402	—
Interest income	(85)	(121)	(172)	(266)
Interest expense	46,583	55,057	95,877	88,165

	63,635	54,936	113,107	87,899

Loss before income tax expense	(14,364)	(20,971)	(52,997)	(49,566)

Income tax benefit	(5,554)	(7,974)	(19,289)	(17,213)

Net loss	$(8,810)	$(12,997)	$(33,708)	$(32,353)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,708)	$(32,353)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,507	169,263
Non-cash equity based compensation	7,800	6,741
Amortization included in interest expense	7,990	6,554
Gain on disposition of assets	(2,619)	(1,873)
Loss on extinguishment of debt	17,402	—
Deferred tax benefit	(20,377)	(18,866)
Provision for doubtful accounts	3,779	5,495
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(9,274)	(2,291)
Prepaid expenses	(16,617)	(17,068)
Other assets	(385)	(1,946)
Increase (decrease) in:
Trade accounts payable	(826)	(3,513)
Accrued expenses	(11,675)	7,820
Other liabilities	(4,791)	(93)

Net cash provided by operating activities	93,206	117,870

Cash flows from investing activities:
Acquisitions	(1,354)	(642)
Capital expenditures	(15,688)	(21,471)
Proceeds from disposition of assets	3,726	8,244
Payment received on notes receivable	197	84

Net cash used in investing activities	(13,119)	(13,785)

Cash flows from financing activities:
Debt issuance costs	(32,274)	(19,629)
Payment on mirror note	—	(287,500)
Net proceeds from note offering	400,000	314,927
Net payment on 7 1/4% Notes	(389,647)	—
Payments on credit agreement	(150,198)	(114,532)
Net proceeds from credit agreement refinancing	5,360	—
Contributions from parent	3,971	1,150
Dividend to parent	(1,629)	—

Net cash used in financing activities	(164,417)	(105,584)

Effect of exchange rate changes in cash and cash equivalents	171	164
Net decrease in cash and cash equivalents	(84,159)	(1,335)
Cash and cash equivalents at beginning of period	105,306	14,139

Cash and cash equivalents at end of period	$21,147	$12,804

Supplemental disclosures of cash flow information:
Cash paid for interest	$95,821	$72,800

Cash paid for foreign, state and federal income taxes	$2,106	$1,155

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9 and 10 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined quarterly report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2009 Combined Form 10-K filed on February 26, 2010, as supplemented by those risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included in this Form 10-Q.
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
Since December 31, 2005, the Company has completed strategic acquisitions of outdoor advertising assets and site easements for an aggregate purchase price of approximately $637.0 million. The Company has historically financed its acquisitions and intends to finance its future acquisition activity, if any, from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. Due to the ongoing economic recession, the Company reduced its acquisition activity during 2009 and expects to continue to limit its acquisition activity during 2010.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Total capital expenditures:
Billboard — traditional	$873	$2,217	$2,509	$5,061
Billboard — digital	2,937	3,929	4,670	8,247
Logos	1,981	1,409	4,068	2,071
Transit	38	2,022	674	3,010
Land and buildings	—	—	579	384
Operating equipment	1,518	1,836	3,188	2,698

Total capital expenditures	$7,347	$11,413	$15,688	$21,471

RESULTS OF OPERATIONS
Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009
Net revenues increased $8.5 million or 1.6% to $530.5 million for the six months ended June 30, 2010 from $522.0 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $3.9 million or 0.8% over the prior period, an increase in logo sign revenue of $2.8 million, which represents an increase of 12.9% over the prior period, and a $1.8 million increase in transit revenue, which represents an increase of 7.4% over the prior period.

For the six months ended June 30, 2010, there was an $8.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2009. The $8.5 million increase in revenue primarily consists of a $3.9 million increase in billboard revenue, a $2.3 million increase in logo revenue and a $2.4 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2009. This increase in revenue represents an increase of 1.6% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, decreased 0.2 million to $316.5 million for the six months ended June 30, 2010 from $316.7 million for the same period in 2009. There was a $1.3 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $1.1 million increase in corporate expenses. The increase in corporate expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009.
Depreciation and amortization expense decreased $12.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to a reduction in the number of non performing structures dismantled as compared to the six months ended June 30, 2009.
Due to the above factors, operating income increased $22.2 million to $60.1 million for the six months ended June 30, 2010 compared to $37.9 million for the same period in 2009.
Interest expense increased approximately $3.0 million from $93.0 million for the six months ended June 30, 2009 to $96.0 million for the six months ended June 30, 2010, primarily resulting from the refinancing efforts during 2009 including the issuance of Lamar Media’s 9 3/4% Notes in March 2009, offset by a reduction in the amortized debt issuance fees due to the early extinguishment of debt.
During the six months ended June 30, 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.6 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income offset by the increase in interest expense and the increase in the loss on extinguishment of debt, resulted in a $1.8 million increase in loss before income taxes. Income tax benefit remained relatively constant. The effective tax rate for the six months ended June 30, 2010 was 36.4%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2010 of $33.8 million, as compared to a net loss of $33.6 million for the same period in 2009.
Three Months ended June 30, 2010 compared to Three Months ended June 30, 2009
Net revenues increased $11.6 million or 4.2% to $286.4 million for the three months ended June 30, 2010 from $274.7 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $7.8 million or 3.1% over the prior period, an increase in logo revenue of $1.5 million or 13.5% increase and a $2.3 million increase in transit revenue over the prior period, which represents an increase of 18.9% over the prior period.
For the three months ended June 30, 2010, there was a $10.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2009. The $10.3 million increase in revenue primarily consists of a $7.7 million increase in billboard revenue, a $1.3 million increase in logo revenue and a $1.3 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2009. This increase in revenue represents an increase of 3.7% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $1.9 million or 1.2% to $160.4 million for the three months ended June 30, 2010 from $158.5 million for the same period in 2009. While operating expenses related to the operations of our outdoor advertising assets remained relatively constant, there was a $1.5 million increase in corporate expenses. The increase in corporate expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009.
Depreciation and amortization expense decreased $5.3 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to the reduction in dismantles related to non performing structures as compared to the same period ended in 2009.

Due to the above factors, operating income increased $15.3 million to $49.3 million for the three months ended June 30, 2010 compared to $34.0 million for the same period in 2009.
During the three months ended June 30, 2010, the Company recognized a $17.1 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.3 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net loss related to the tender offer and extinguishment of the 7 1/4% Notes.
Interest expense decreased $10.0 million from $56.6 million for the three months ended June 30, 2009, to $46.6 million for the three months ended June 30, 2010, primarily due to a reduction in amortization of debt issuance fees as compared to the same period ended June 30, 2009.
The increase in operating income and decrease in interest expense, offset by the increase in loss on debt extinguishment described above, resulted in a $4.6 million decrease in loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $1.7 million for the three months ended June 30, 2010 over the same period in 2009. The effective tax rate for the three months ended June 30, 2010 was 38.0%.
As a result of the above factors, the Company recognized a net loss for the three months ended June 30, 2010 of $8.9 million, as compared to a net loss of $11.8 million for the same period in 2009.
Reconciliations:
Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue for the three and six months ended June 30, 2009 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2009 that corresponds with the actual period we have owned the assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Reported net revenue	$274,736	$521,984
Acquisition net revenue	1,295	(52)

Acquisition-adjusted net revenue	$276,031	$521,932

Comparison of 2010 Reported Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reported net revenue	$286,366	$274,736	$530,469	$521,984
Acquisition net revenue	—	1,295	—	(52)

Adjusted totals	$286,366	$276,031	$530,469	$521,932

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
Sources of Cash
Total Liquidity at June 30, 2010. As of June 30, 2010 we had approximately $190.0 million of total liquidity, which is comprised of approximately $26.9 million in cash and cash equivalents and the ability to draw approximately $163.1 million under our revolving bank credit facility.
Cash Generated by Operations. For the six months ended June 30, 2010 and 2009 our cash provided by operating activities was $93.2 million and $116.4 million, respectively. While our net loss was approximately $33.8 million for the six months ended June 30, 2010, we generated cash from operating activities of $93.2 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $170.5 million, which primarily consisted of depreciation and amortization of $156.5 million partially offset by the recognition of deferred tax benefits of $20.4 million. In addition, there was an increase in working capital of $43.6 million. We expect to generate cash flows from operations during 2010 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash generated principally for reducing outstanding indebtedness. See “— Cash Flows” for more information.
Note Offerings and Tender Offer. On April 22, 2010, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the 7 7/8% “Notes). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392 million.
The Company used the proceeds of this offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”) as described below.
On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Notes to amend the 7 1/4% Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Notes. On April 22, 2010 Lamar Media accepted tenders for approximately $365.4 million in aggregate principal amount of the 7 1/4% Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1,012.08 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 7 1/4% Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was approximately $378 million. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Notes discussed above. On May 6, 2010, Lamar Media accepted tenders for an additional $169 thousand in aggregate principal amount of 7 1/4% Notes in connection with the final settlement of the tender offer. On June 7, 2010, Lamar Media redeemed the remaining $19.4 million in outstanding 7 1/4% Notes.
Credit Facilities. As of June 30, 2010, Lamar Media had approximately $163.1 million of unused capacity under the revolving credit facility included in its senior credit facility and the aggregate balance outstanding under its senior credit facility was $948.6 million.
On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The new senior credit facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below, of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

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
     Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes) and $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes and the 7 7/8% Notes indentures.
     In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
•	up to $1.3 billion of indebtedness under its senior credit facility allowable under the 6 5/8% Notes (up to $1.4 billion of indebtedness under its senior credit facility allowable under the 9 3/4% Notes and up to $1.5 billion of indebtedness under its senior credit facility allowable under the 7 7/8% Notes indenture);

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $50 million ($75 million under the 7 7/8% Notes indenture).
     Restrictions under New Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At June 30, 2010, and currently, Lamar Media was in compliance with all such tests under its senior credit facility. We must be in compliance with the following financial ratios:
•	a total holdings debt ratio, defined as total consolidated debt of the Company and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
April 28, 2010 through and including September 29, 2010	7.50 to 1.00
September 30, 2010 through and including March 30, 2011	7.25 to 1.00
March 31, 2011 through and including December 30, 2011	7.00 to 1.00
December 31, 2011 through and including March 30, 2012	6.75 to 1.00
March 31, 2012 through and including March 30, 2013	6.25 to 1.00
From and after March 31, 2013	6.00 to 1.00
•	a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
April 28, 2010 through and including September 29, 2010	4.00 to 1.00
September 30, 2010 through and including March 30, 2011	3.75 to 1.00
March 31, 2011 through and including September 29, 2011	3.50 to 1.00
September 30, 2011 through and including March 30, 2012	3.25 to 1.00
March 31, 2012 through and including March 30, 2013	3.00 to 1.00
From and after March 31, 2013	2.75 to 1.00
•	a fixed charges coverage ratio, defined as the ratio of EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
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
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $15.7 million for the six months ended June 30, 2010. We anticipate our 2010 total capital expenditures to be between $35 million and $40 million.
Acquisitions. Due to the current economic recession, the Company intends to continue its reduced acquisition activity for the year ended December 31, 2010. Consequently, during the six months ended June 30, 2010, the Company’s acquisition activity was $1.4 million and was financed with cash on hand.
Debt Service and Contractual Obligation. . The Company’s contractual obligations and commitments principally include obligations associated with its outstanding indebtedness and future minimum operating lease obligations. During the first two quarters of 2010, there were no material changes outside the ordinary course of business in the specified contractual obligations set forth in the Commitments and Contractual Obligations table in the 2009 combined Form 10-K, except for changes in scheduled payments of long-term debt and the related interest resulting from the issuance of the 7 7/8% Notes, the early extinguishment of the 7 1/4% Notes and the refinancing of Lamar Media’s senior credit facility. As a result of these transactions, payments of long-term debt and interest were reduced by $107.2 million, $528.6 million and $427.0 million for periods less than 1 year, 1-3 years and 3-5 years, respectively. Periods greater than 5 years increased by $1,205.8 million. The total impact for all periods related to these transactions was an increase in debt service of approximately $143.0 million. In addition, during the six months ended June 30, 2010, Lamar Media reduced its overall indebtedness under its senior credit facility by approximately $144.2 million, of which $79.2 million were payments of term loans under its senior credit facility and $65.0 million were net payments under its revolving credit facility.
Convertible Note Prepayment. In March 2010, the Company accepted for payment $1.0 million in principle amount of 2 7/8% Convertible Notes due 2010 at a purchase price of 100% of the original amount of the notes, through a privately negotiated transaction. As of June 30, 2010, the Company had $2.4 million in aggregate principle amount of 2 7/8% Convertible Notes due 2010 outstanding.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes included in this Form 10-Q.

RESULTS OF OPERATIONS
Six Months ended June 30, 2010 compared to Six Months ended June 30, 2009
Net revenues increased $8.5 million or 1.6% to $530.5 million for the six months ended June 30, 2010 from $522.0 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $3.9 million or 0.8% over the prior period, an increase in logo sign revenue of $2.8 million, which represents an increase of 12.9% over the prior period, and a $1.8 million increase in transit revenue, which represents an increase of 7.4% over the prior period.
For the six months ended June 30, 2010, there was an $8.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2009. The $8.5 million increase in revenue primarily consists of a $3.9 million increase in billboard revenue, a $2.3 million increase in logo revenue and a $2.4 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2009. This increase in revenue represents an increase of 1.6% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased 0.2 million to $316.5 million for the six months ended June 30, 2010 from $316.3 million for the same period in 2009. There was a $1.3 million decrease in operating expenses related to the operations of our outdoor advertising assets and a $1.5 million increase in corporate expenses. The increase in corporate expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009.
Depreciation and amortization expense decreased $12.8 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily due to a reduction in the number of non performing structures dismantled as compared to the six months ended June 30, 2009.
Due to the above factors, operating income increased $21.8 million to $60.1 million for the six months ended June 30, 2010 compared to $38.3 million for the same period in 2009.
Interest expense increased approximately $7.7 million from $88.2 million for the six months ended June 30, 2009 to $95.9 million for the six months ended June 30, 2010, primarily resulting from the refinancing efforts during 2009 including the issuance of Lamar Media’s 9 3/4% Notes in March 2009, offset by a reduction in the amortized debt issuance fees due to the early extinguishment of debt.
During the six months ended June 30, 2010, Lamar Media recognized a $17.4 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.6 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase its 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income offset by the increase in interest expense and the increase in the loss on extinguishment of debt, resulted in a $3.4 million increase in loss before income taxes. Income tax benefit remained relatively constant. The effective tax rate for the six months ended June 30, 2010 was 36.4%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2010 of $33.7 million, as compared to a net loss of $32.4 million for the same period in 2009.
Three Months ended June 30, 2010 compared to Three Months ended June 30, 2009
Net revenues increased $11.6 million or 4.2% to $286.4 million for the three months ended June 30, 2010 from $274.7 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $7.8 million or 3.1% over the prior period, an increase in logo revenue of $1.5 million or 13.5% increase and a $2.3 million increase in transit revenue over the prior period, which represents an increase of 18.9% over the prior period.
For the three months ended June 30, 2010, there was a $10.3 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2009. The $10.3 million increase in revenue primarily consists of a $7.7 million increase in billboard revenue, a $1.3 million increase in logo revenue and a $1.3 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2009. This increase in revenue represents an increase of 3.7% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $1.9 million or 1.2% to $160.4 million for the three months ended June 30, 2010 from $158.5 million for the same period in 2009. While operating expenses related to the operations of our outdoor advertising assets remained relatively constant, there was a $1.5 million increase in corporate expenses. The increase in corporate expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009.

Depreciation and amortization expense decreased $5.3 million for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, primarily due to the reduction in dismantles related to non performing structures as compared to the same period ended in 2009.
Due to the above factors, operating income increased $15.3 million to $49.3 million for the three months ended June 30, 2010 compared to $34.0 million for the same period in 2009.
During the three months ended June 30, 2010, Lamar Media recognized a $17.1 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.3 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase its 7 1/4% Notes and refinancing its senior credit facility. The remaining $4.8 million represents the net loss related to the tender offer and extinguishment of the 7 1/4% Notes.
Interest expense decreased $8.5 million from $55.1 million for the three months ended June 30, 2009, to $46.6 million for the three months ended June 30, 2010, primarily due to a reduction in amortization of debt issuance fees as compared to the same period ended June 30, 2009.
The increase in operating income and decrease in interest expense, offset by the increase in loss on debt extinguishment described above, resulted in a $6.6 million decrease in loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $2.4 million for the three months ended June 30, 2010 over the same period in 2009. The effective tax rate for the three months ended June 30, 2010 was 38.7%.
As a result of the above factors, Lamar Media recognized a net loss for the three months ended June 30, 2010 of $8.8 million, as compared to a net loss of $13.0 million for the same period in 2009.
Reconciliations:
Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue for the three and six months ended June 30, 2009 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2009 that corresponds with the actual period we have owned the assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Reported net revenue	$274,736	$521,984
Acquisition net revenue	1,295	(52)

Acquisition-adjusted net revenue	$276,031	$521,932

Comparison of 2010 Reported Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reported net revenue	$286,366	$274,736	$530,469	$521,984
Acquisition net revenue	—	1,295	—	(52)

Adjusted totals	$286,366	$276,031	$530,469	$521,932

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2010, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2009 Combined Form 10-K.
Loans under Lamar Media’s senior credit facility bear interest at variable rates equal to the JPMorgan Chase Prime Rate or LIBOR plus the applicable margin, with a minimum LIBOR rate of 1.25% for its Term B facility. Because the JPMorgan Chase Prime Rate or LIBOR may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.
At June 30, 2010, there was approximately $0.95 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 37.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2010 with respect to borrowings under the senior credit facility was $26.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2010 was 4.9%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.9% rather than 4.9%), then the Company’s six months ended June 30, 2010 interest expense would have been approximately $10.4 million higher resulting in a $6.6 million decrease in the Company’s six months ended June 30, 2010 net income.
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

LAMAR ADVERTISING COMPANY
DATED: August 5, 2010	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: August 5, 2010	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Supplemental Indenture to the Indenture dated as of December 23, 2002, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 22, 2010, relating to Lamar Media’s 7 1/4% Notes Due 2013. Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4.2	Indenture, dated as of April 22, 2010, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes Due 2018. Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4.3	Form of 7 7/8% Senior Subordinated Notes Due 2018. Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

10.1	Credit Agreement dated as of April 28, 2010 by and among Lamar Media Corp., Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent. Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10.2	Registration Rights Agreement, dated as of April 22, 2010, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 of Lamar Advertising and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2010 and 2009 of Lamar Advertising and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 of Lamar Advertising and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text of Lamar Advertising and Lamar Media.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.