Form 10-Q
period 2010-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2010-11-04
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 29, 2010: 77,322,049
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 29, 2010: 15,122,865
The number of shares of Lamar Media Corp. common stock outstanding as of October 29, 2010: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	the current economic environment and its affect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the integration of businesses that the Company acquires and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	the Company’s ability to successfully implement its digital deployment strategy; and

•	changes in accounting principles, policies or guidelines.
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

CONTENTS

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamar Advertising Company
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	6
Notes to Condensed Consolidated Financial Statements	7-12

Lamar Media Corp.
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	13
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009	14
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	15
Note to Condensed Consolidated Financial Statements	16

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-24

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	25

ITEM 4. Controls and Procedures	25

PART II — OTHER INFORMATION

ITEM 6. Exhibits	26
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,415	$112,253
Receivables, net of allowance for doubtful accounts of $9,292 and $9,550 in 2010 and 2009, respectively	158,128	142,518
Prepaid expenses	56,437	40,588
Deferred income tax assets	9,608	13,523
Other current assets	58,834	59,054

Total current assets	321,422	367,936

Property, plant and equipment	2,815,867	2,828,726
Less accumulated depreciation and amortization	(1,521,724)	(1,421,815)

Net property, plant and equipment	1,294,143	1,406,911

Goodwill	1,425,601	1,424,283
Intangible assets	593,412	670,501
Deferred financing costs, net of accumulated amortization of $18,264 and $37,880 in 2010 and 2009, respectively	44,994	32,613
Other assets	39,372	41,297

Total assets	$3,718,944	$3,943,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,691	$10,678
Current maturities of long-term debt	16,296	121,282
Accrued expenses	92,135	95,616
Deferred income	47,120	36,131

Total current liabilities	168,242	263,707

Long-term debt	2,456,510	2,553,630
Deferred income tax liabilities	92,479	116,130
Asset retirement obligation	171,679	160,260
Other liabilities	13,633	18,016

Total liabilities	2,902,543	3,111,743

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2010 and 2009	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2010 and 2009	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,320,819 and 93,742,080 shares issued at 2010 and 2009, respectively; 77,321,969 and 76,796,827 outstanding at 2010 and 2009, respectively	94	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 and 15,172,865 shares issued and outstanding at 2010 and 2009, respectively	15	15
Additional paid-in capital	2,380,815	2,361,166
Accumulated comprehensive income	5,087	5,248
Accumulated deficit	(684,573)	(651,317)
Cost of shares held in treasury, 16,998,850 and 16,945,253 shares in 2010 and 2009, respectively	(885,037)	(883,408)

Stockholders’ equity	816,401	831,798

Total liabilities and stockholders’ equity	$3,718,944	$3,943,541

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$286,138	$271,766	$816,607	$793,750

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	99,595	97,630	297,972	298,055
General and administrative expenses (exclusive of depreciation and amortization)	51,428	44,225	146,774	138,828
Corporate expenses (exclusive of depreciation and amortization)	12,062	10,345	34,810	32,003
Depreciation and amortization	77,617	83,529	234,124	252,792
Gain on disposition of assets	(1,137)	(3,222)	(3,756)	(5,095)

	239,565	232,507	709,924	716,583

Operating income	46,573	39,259	106,683	77,167

Other expense (income)
Loss (gain) on extinguishment of debt	—	(131)	17,398	(3,670)
Gain on disposition of investment	—	(1,445)	—	(1,445)
Interest income	(14)	(128)	(190)	(442)
Interest expense	45,352	52,090	141,322	145,085

	45,338	50,386	158,530	139,528

Income (loss) before income tax expense	1,235	(11,127)	(51,847)	(62,361)
Income tax expense (benefit)	454	(6,346)	(18,864)	(24,005)

Net income (loss)	781	(4,781)	(32,983)	(38,356)
Preferred stock dividends	91	91	273	273

Net income (loss) applicable to common stock	$690	$(4,872)	$(33,256)	$(38,629)

Earnings per share:
Basic earnings (loss) per share	$0.01	$(0.05)	$(0.36)	$(0.42)

Diluted earnings (loss) per share	$0.01	$(0.05)	$(0.36)	$(0.42)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	92,315,046	91,770,644	92,183,591	91,679,539
Incremental common shares from dilutive stock options and warrants	413,817	—	—	—
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	92,728,863	91,770,644	92,183,591	91,679,539

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(32,983)	$(38,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	234,124	252,792
Non-cash equity based compensation	12,715	9,687
Amortization included in interest expense	12,579	15,723
Gain on disposition of assets and investments	(3,756)	(6,540)
Loss (gain) on extinguishment of debt	17,398	(3,670)
Deferred tax benefit	(19,833)	(9,651)
Provision for doubtful accounts	5,357	8,438
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(19,492)	(14,032)
Prepaid expenses	(14,298)	(11,742)
Other assets	(855)	(129)
Increase (decrease) in:
Trade accounts payable	1,996	(4,696)
Accrued expenses	(3,434)	(18,175)
Other liabilities	661	11,773

Net cash provided by operating activities	190,179	191,422

Cash flows from investing activities:
Acquisitions	(2,916)	(1,675)
Capital expenditures	(27,712)	(29,010)
Proceeds from disposition of assets and investments	5,505	11,716
Payments received on notes receivable	196	142

Net cash used in investing activities	(24,927)	(18,827)

Cash flows from financing activities:
Debt issuance costs	(32,462)	(19,849)
Cash used for purchase of treasury stock	(1,629)	(43)
Net proceeds from issuance of common stock	6,958	3,254
Net payments under credit agreement	(226,700)	(171,299)
Net proceeds from credit agreement refinancing	5,360	—
Payment on convertible notes	(1,000)	(266,094)
Net proceeds from note offering	400,000	314,927
Net payment on 7 1/4% notes	(389,647)	—
Dividends	(273)	(273)

Net cash used in financing activities	(239,393)	(139,377)

Effect of exchange rate changes in cash and cash equivalents	303	343
Net (decrease) increase in cash and cash equivalents	(73,838)	33,561
Cash and cash equivalents at beginning of period	112,253	14,139

Cash and cash equivalents at end of period	$38,415	$47,700

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,981	$133,442

Cash paid for foreign, state and federal income taxes	$2,746	$2,519

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 13,500 shares of its Class A common stock during the nine months ended September 30, 2010.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan has reserved 924,000 shares of Class A common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan (2009 ESPP) was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the nine months ended September 30, 2010:

Shares
Available for future purchases, January 1, 2010	480,858
Purchases	110,936

Available for future purchases, September 30, 2010	369,922

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2010 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2011. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2010, the Company has recorded $6,085 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors one year term. The Company recorded $234 non-cash compensation expense related to these awards for the nine months ended September 30, 2010.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Direct advertising expenses	$73,902	$79,057	$223,018	$239,355
General and administrative expenses	1,163	1,499	3,679	4,697
Corporate expenses	2,552	2,973	7,427	8,740

	$77,617	$83,529	$234,124	$252,792

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2010 and December 31, 2009.

	Estimated	September 30, 2010		December 31, 2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$465,933	$438,795	$465,634	$429,674
Non-competition agreements	3—15	63,440	60,686	63,419	59,810
Site locations	15	1,373,279	810,300	1,371,968	741,599
Other	5—15	13,608	13,067	13,608	13,045

		1,916,260	1,322,848	1,914,629	1,244,128
Unamortizable intangible assets:
Goodwill		$1,679,236	$253,635	$1,677,918	$253,635
5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2009	$160,260
Revisions in cash flow estimates	7,809
Additions to asset retirement obligations	167
Accretion expense	7,802
Liabilities settled	(4,359)

Balance at September 30, 2010	$171,679

6. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several and the only subsidiaries that are not guarantors are in the aggregate minor.
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2010 and December 31, 2009, Lamar Media was permitted under the terms of its outstanding subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,321,956 and $1,156,267, respectively. Under its senior credit facility, however, if the total holdings debt ratio (as defined in the senior credit facility) is greater than 5.75 to 1 or its senior debt ratio (as defined in the senior credit facility) is greater than 3.25 to 1.0, or if under the indenture for the 9 3/4% senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the 9 3/4% senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar Advertising are subject to additional restrictions. As of September 30, 2010, (i) the total holdings debt ratio was less than 5.75 to 1 (ii) the senior debt ratio was less than 3.25 to 1.0 and (iii) the senior leverage ratio was less than 3.0 to 1.0 and, therefore, transfers to Lamar Advertising were not subject to additional restrictions under our senior credit facility or the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
7. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of options and convertible debt. The number of dilutive shares excluded from this calculation resulting from the dilutive effect of options is 413,817 and 224,337 for the three months ended September 30, 2010 and 2009 and 465,575 and 30,867 for the nine months ended September 30, 2010 and 2009. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 49,125 and 602,986 for the three months ended September 30, 2010 and 2009, respectively and 54,765 and 3,284,425 for the nine months ended September 30, 2010 and September 30, 2009, respectively.
8. Long-term Debt
On April 22, 2010 the Company completed an institutional private placement of $400,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 the (“7 7/8% Notes”) of Lamar Media. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.
Lamar Media may redeem up to 35% of the aggregate principal amount of the 7 7/8% Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the Indenture.
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
The Company recognized a loss of $17,398 on the early extinguishment of debt resulting from its refinancing transactions for the nine months ended September 30, 2010.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The new senior credit facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under our new senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.
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
The term loan B began amortizing on June 30, 2010 in equal quarterly installments of $1,437.5 paid on each September 30, December 31, March 31 and June 30 thereafter, with the remainder of $539,062.5 payable at maturity.
The term loan A-1 and term loan A-2 facilities will mature on December 31, 2015; the term loan B facility will mature on December 31, 2016; and the revolving credit facility will mature on April 28, 2015.
Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At September 30, 2010, we must be in compliance with the following financial ratios:
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
9. Disclosures About Fair Value of Financial Instruments
At September 30, 2010, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The following table provides fair value measurement information for liabilities reported in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010:

As of September 30, 2010
Fair Value Measurements Using:
			Quoted	Significant
			Prices in	Other
			Active	Observable	Significant
	Carrying	Total Fair	Markets	Inputs	Unobservable
	Amount	Value	(Level 1)	(Level 2)	Inputs (Level 3)
Financial liabilities
Long-term debt (including current maturities)	$2,472,806	$2,605,056	$2,605,056	$ —	$ —
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

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,867	$105,306
Receivables, net of allowance for doubtful accounts of $9,292 and $9,550 in 2010 and 2009, respectively	158,128	142,518
Prepaid expenses	56,437	40,588
Deferred income tax assets	9,608	13,523
Other current assets	51,917	52,251

Total current assets	308,957	354,186

Property, plant and equipment	2,815,867	2,828,726
Less accumulated depreciation and amortization	(1,521,724)	(1,421,815)

Net property, plant and equipment	1,294,143	1,406,911

Goodwill	1,415,449	1,414,131
Intangible assets	592,871	669,938
Deferred financing costs net of accumulated amortization of $8,976 and $28,592 in 2010 and 2009, respectively	43,040	30,660
Other assets	34,086	36,012

Total assets	$3,688,546	$3,911,838

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,691	$10,678
Current maturities of long-term debt	13,917	118,009
Accrued expenses	81,379	84,877
Deferred income	47,120	36,131

Total current liabilities	155,107	249,695

Long-term debt	2,456,510	2,553,630
Deferred income tax liabilities	125,168	148,765
Asset retirement obligation	171,679	160,260
Other liabilities	13,633	18,016

Total liabilities	2,922,097	3,130,366

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2010 and 2009	—	—
Additional paid-in-capital	2,554,455	2,534,783
Accumulated comprehensive income	5,087	5,248
Accumulated deficit	(1,793,093)	(1,758,559)

Stockholder’s equity	766,449	781,472

Total liabilities and stockholder’s equity	$3,688,546	$3,911,838

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenues	$286,138	$271,766	$816,607	$793,750

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	99,595	97,630	297,972	298,055
General and administrative expenses (exclusive of depreciation and amortization)	51,428	44,225	146,774	138,828
Corporate expenses (exclusive of depreciation and amortization)	12,062	10,344	34,810	31,577
Depreciation and amortization	77,617	83,529	234,124	252,792
Gain on disposition of assets	(1,137)	(3,222)	(3,756)	(5,095)

	239,565	232,506	709,924	716,157

Operating income	46,573	39,260	106,683	77,593

Other expense (income)
Loss on extinguishment of debt	—	—	17,402	—
Gain on disposition of investment	—	(1,445)	—	(1,445)
Interest income	(11)	(113)	(183)	(379)
Interest expense	45,312	51,822	141,189	139,987

	45,301	50,264	158,408	138,163

Income (loss) before income tax expense	1,272	(11,004)	(51,725)	(60,570)

Income tax expense (benefit)	469	(6,182)	(18,820)	(23,395)

Net income (loss)	$803	$(4,822)	$(32,905)	$(37,175)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(32,905)	$(37,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	234,124	252,792
Non-cash equity based compensation	12,715	9,687
Amortization included in interest expense	12,504	10,625
Gain on disposition of assets and investments	(3,756)	(6,540)
Loss on extinguishment of debt	17,402	—
Deferred tax benefit	(19,789)	(11,969)
Provision for doubtful accounts	5,357	8,438
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(19,492)	(14,032)
Prepaid expenses	(14,298)	(11,742)
Other assets	(764)	(129)
Increase (decrease) in:
Trade accounts payable	1,996	1,119
Accrued expenses	(3,451)	(15,246)
Other liabilities	(12,052)	22,146

Net cash provided by operating activities	177,591	207,974

Cash flows from investing activities:
Acquisitions	(2,916)	(1,675)
Capital expenditures	(27,712)	(29,010)
Proceeds from disposition of assets and investments	5,505	11,716
Payment received on notes receivable	196	142

Net cash used in investing activities	(24,927)	(18,827)

Cash flows from financing activities:
Debt issuance costs	(32,462)	(19,849)
Payment on mirror note	—	(287,500)
Net proceeds from note offering	400,000	314,927
Net payment on 7 1/4% notes	(389,647)	—
Payments on credit agreement	(226,700)	(171,299)
Net proceeds from credit agreement refinancing	5,360	—
Contributions (distributions) to/from parent	19,672	(2,145)
Dividend to parent	(1,629)	—

Net cash used in financing activities	(225,406)	(165,866)

Effect of exchange rate changes in cash and cash equivalents	303	343
Net (decrease) increase in cash and cash equivalents	(72,439)	23,624
Cash and cash equivalents at beginning of period	105,306	14,139

Cash and cash equivalents at end of period	$32,867	$37,763

Supplemental disclosures of cash flow information:
Cash paid for interest	$134,941	$133,442

Cash paid for foreign, state and federal income taxes	$2,746	$2,519

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 3, 4, 5, 6, and 8 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

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
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes included in this Form 10-Q.
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
Since December 31, 2005, the Company has completed strategic acquisitions of outdoor advertising assets and site easements for an aggregate purchase price of approximately $638.6 million. The Company has historically financed its acquisitions and intends to finance its future acquisition activity, if any, from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performances of individual markets and of the Company as a whole are not necessarily comparable on a year-to-year basis. Due to the ongoing economic recession, the Company reduced its acquisition activity during 2009 and has continued to limit its acquisition activity during 2010.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2010	2009	2010	2009
Total capital expenditures:
Billboard — traditional	$2,832	$1,386	$5,341	$6,447
Billboard — digital	3,905	3,345	8,575	11,592
Logos	2,119	1,205	6,187	3,276
Transit	52	113	726	3,123
Land and buildings	142	165	721	549
Operating equipment	2,974	1,325	6,162	4,023

Total capital expenditures	$12,024	$7,539	$27,712	$29,010

RESULTS OF OPERATIONS
Nine Months ended September 30, 2010 compared to Nine Months ended September 30, 2009
Net revenues increased $22.8 million or 2.9% to $816.6 million for the nine months ended September 30, 2010 from $793.8 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $14.9 million or 2.1% over the prior period, an increase in logo sign revenue of $2.8 million, which represents an increase of 8.0% over the prior period, and a $5.1 million increase in transit revenue, which represents an increase of 13.7% over the prior period.

For the nine months ended September 30, 2010, there was a $21.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2009. The $21.2 million increase in revenue primarily consists of a $14.8 million increase in billboard revenue, a $2.3 million increase in logo revenue and a $4.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2009. This increase in revenue represents an increase of 2.7% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.7 million to $479.6 million for the nine months ended September 30, 2010 from $468.9 million for the same period in 2009. There was a $7.9 million increase in operating expenses related to the operations of our outdoor advertising assets and a $2.8 million increase in corporate expenses. The increase in corporate expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009.
Depreciation and amortization expense decreased $18.7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to a reduction in the number of non-performing structures dismantled as compared to the nine months ended September 30, 2009.
Due to the above factors, operating income increased $29.5 million to $106.7 million for the nine months ended September 30, 2010 compared to $77.2 million for the same period in 2009.
Interest expense decreased approximately $3.8 million from $145.1 million for the nine months ended September 30, 2009 to $141.3 million for the nine months ended September 30, 2010, primarily resulting from the refinancing efforts during 2010 in addition to a reduction in the amortized debt issuance fees due to the early extinguishment of debt.
During the nine months ended September 30, 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.6 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income and decrease in interest expense offset by the increase in the loss on extinguishment of debt resulted in a $10.5 million decrease in loss before income taxes. The decrease in net loss for the period resulted in a decrease in income tax benefit as compared to the same period during 2009. The effective tax rate for the nine months ended September 30, 2010 was 36.4%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a net loss for the nine months ended September 30, 2010 of $33.0 million, as compared to a net loss of $38.4 million for the same period in 2009.
Three Months ended September 30, 2010 compared to Three Months ended September 30, 2009
Net revenues increased $14.4 million or 5.3% to $286.1 million for the three months ended September 30, 2010 from $271.8 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $11.0 million or 4.5% over the prior period and a $3.4 million increase in transit revenue which represents an increase of 24.6% over the prior period.
For the three months ended September 30, 2010, there was a $12.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2009. The $12.7 million increase in revenue primarily consists of an $11.0 million increase in billboard revenue, and a $1.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2009. This increase in revenue represents an increase of 4.6% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.9 million or 7.2% to $163.1 million for the three months ended September 30, 2010 from $152.2 million for the same period in 2009. Direct advertising expenses increased $2.0 million or 2.0% over the same period in 2009 and corporate and general and administrative expenses increased by $8.9 million or 16.3% over the same period in 2009. The increase in corporate expenses and general and administrative expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009 as well as the reinstatement of the company’s 401K match effective July 1, 2010.

Depreciation and amortization expense decreased $5.9 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the reduction in dismantles related to non-performing structures as compared to the same period ended in 2009.
Due to the above factors, operating income increased $7.3 million to $46.6 million for the three months ended September 30, 2010 compared to $39.3 million for the same period in 2009.
Interest expense decreased $6.7 million from $52.1 million for the three months ended September 30, 2009, to $45.4 million for the three months ended September 30, 2010, primarily due to the refinancing activity in 2010.
The increase in operating income and decrease in interest expense resulted in a $12.4 million increase in income before income taxes. The $12.4 million increase in net income before tax expense also resulted in an increase in income tax expense for the period. The effective tax rate for the three months ended September 30, 2010 was 36.8%.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2010 of $0.8 million, as compared to a net loss of $4.8 million for the same period in 2009.
Reconciliations:
Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue for the three and nine months ended September 30, 2009 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2009 that corresponds with the actual period we have owned the assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(in thousands)	(in thousands)
Reported net revenue	$271,766	$793,750
Acquisition net revenue	1,678	1,626

Acquisition-adjusted net revenue	$273,444	$795,376

Comparison of 2010 Reported Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reported net revenue	$286,138	$271,766	$816,607	$793,750
Acquisition net revenue	—	1,678	—	1,626

Adjusted totals	$286,138	$273,444	$816,607	$795,376

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
Sources of Cash
Total Liquidity at September 30, 2010. As of September 30, 2010 we had approximately $276.6 million of total liquidity, which is comprised of approximately $38.4 million in cash and cash equivalents and the ability to draw approximately $238.2 million under our revolving bank credit facility.
Cash Generated by Operations. For the nine months ended September 30, 2010 and 2009 our cash provided by operating activities was $190.2 million and $191.4 million, respectively. While our net loss was approximately $33.0 million for the nine months ended September 30, 2010, we generated cash from operating activities of $190.2 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $258.6 million, which primarily consisted of depreciation and amortization of $234.1 million and loss on debt extinguishment of $17.4 million. In addition, there was an increase in working capital of $35.4 million. We expect to generate cash flows from operations during 2010 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash generated principally for reducing outstanding indebtedness. See “— Cash Flows” for more information.
Note Offerings and Tender Offer. On April 22, 2010, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 the (“7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392 million.
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
Credit Facilities. As of September 30, 2010, Lamar Media had approximately $238.2 million of unused capacity under the revolving credit facility included in its senior credit facility and the aggregate balance outstanding under its senior credit facility was $872.1 million.
On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The new senior credit facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.
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
     Restrictions under New Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At September 30, 2010, and currently, Lamar Media was in compliance with all such tests under its senior credit facility. We must be in compliance with the following financial ratios:
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
Excess Cash Flow Payments. Lamar Media is required to make certain mandatory prepayments on loans outstanding under its senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans is set at 50% for the fiscal year ended December 31, 2010. This percentage is subject to reduction as follows for fiscal years ending on or after December 31, 2010: (i) to 25% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 but greater than 4.00 to 1.00 as at the last day of such fiscal year and (ii) to 0% if the total holdings debt ratio is less than or equal to 4.00 to 1.00 as at the last day of such fiscal year.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $27.7 million for the nine months ended September 30, 2010. We anticipate our 2010 total capital expenditures to be between $35 million and $40 million.
Acquisitions. Due to the economic recession which began in 2008, the Company continued to reduce its acquisition activity for the year ended December 31, 2010. Consequently, during the nine months ended September 30, 2010, the Company’s acquisition activity was $2.9 million and was financed with cash on hand.
Debt Service. During the nine months ended September 30, 2010, Lamar Media reduced its overall indebtedness under its senior credit facility by approximately $226.7 million, of which $81.7 million were payments of term loans under its senior credit facility and $145.0 million were payments under its revolving credit facility.
Convertible Note Prepayment. In March 2010, the Company accepted for payment $1.0 million in principle amount of 2 7/8% Convertible Notes due 2010 at a purchase price of 100% of the original amount of the notes, through a privately negotiated transaction. As of September 30, 2010, the Company had $2.4 million in aggregate principle amount of 2 7/8% Convertible Notes due 2010 outstanding.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes included in this Form 10-Q.
RESULTS OF OPERATIONS
Nine Months ended September 30, 2010 compared to Nine Months ended September 30, 2009
Net revenues increased $22.8 million or 2.9% to $816.6 million for the nine months ended September 30, 2010 from $793.8 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $14.9 million or 2.1% over the prior period, an increase in logo sign revenue of $2.8 million, which represents an increase of 8.0% over the prior period, and a $5.1 million increase in transit revenue, which represents an increase of 13.7% over the prior period.
For the nine months ended September 30, 2010, there was a $21.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2009. The $21.2 million increase in revenue primarily consists of a $14.8 million increase in billboard revenue, a $2.3 million increase in logo revenue and a $4.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2009. This increase in revenue represents an increase of 2.7% over the comparable period in 2009. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.1 million to $479.6 million for the nine months ended September 30, 2010 from $468.5 million for the same period in 2009. There was a $7.9 million increase in operating expenses related to the operations of our outdoor advertising assets and a $3.2 million increase in corporate expenses. The increase in corporate expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009.
Depreciation and amortization expense decreased $18.7 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily due to a reduction in the number of non-performing structures dismantled as compared to the nine months ended September 30, 2009.
Due to the above factors, operating income increased $29.1 million to $106.7 million for the nine months ended September 30, 2010 compared to $77.6 million for the same period in 2009.
Interest expense increased approximately $1.2 million from $140.0 million for the nine months ended September 30, 2009 to $141.2 million for the nine months ended September 30, 2010, primarily resulting from the Company’s refinancing efforts during 2010.
During the nine months ended September 30, 2010, Lamar Media recognized a $17.4 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.6 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase its 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income offset by the increase in interest expense and the increase in the loss on extinguishment of debt resulted in a $8.8 million decrease in loss before income taxes. The decrease in net loss for the period resulted in a decrease in income tax benefit as compared to the same period during 2009. The effective tax rate for the nine months ended September 30, 2010 was 36.4%, which is lower than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized a net loss for the nine months ended September 30, 2010 of $32.9 million, as compared to a net loss of $37.2 million for the same period in 2009.
Three Months ended September 30, 2010 compared to Three Months ended September 30, 2009
Net revenues increased $14.4 million or 5.3% to $286.1 million for the three months ended September 30, 2010 from $271.8 million for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $11.0 million or 4.5% over the prior period and a $3.4 million increase in transit revenue which represents an increase of 24.6% over the prior period.
For the three months ended September 30, 2010, there was a $12.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2009. The $12.7 million increase in revenue primarily consists of an $11.0 million increase in billboard revenue, and a $1.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2009. This increase in revenue represents an increase of 4.6% over the comparable period in 2009. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $10.9 million or 7.2% to $163.1 million for the three months ended September 30, 2010 from $152.2 million for the same period in 2009. Direct advertising expenses increased $2.0 million or 2.0% over the same period in 2009 and corporate and general and administrative expenses increased by $8.9 million or 16.3% over the same period in 2009. The increase in corporate expenses and general and administrative expenses is primarily a result of increases in non-cash compensation expense related to performance based stock awards as compared to the same period in 2009 as well as the reinstatement of the company’s 401K match effective July 1, 2010.
Depreciation and amortization expense decreased $5.9 million for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, primarily due to the reduction in dismantles related to non-performing structures as compared to the same period ended in 2009.
Due to the above factors, operating income increased $7.3 million to $46.6 million for the three months ended September 30, 2010 compared to $39.3 million for the same period in 2009.
Interest expense decreased $6.5 million from $51.8 million for the three months ended September 30, 2009, to $45.3 million for the three months ended September 30, 2010, primarily due to refinancing efforts in 2010.
The increase in operating income and decrease in interest expense resulted in a $12.3 million increase in income before income taxes. The $12.3 million increase in net income before tax expense also resulted in an increase in income tax expense for the period. The effective tax rate for the three months ended September 30, 2010 was 36.9%.
As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2010 of $0.8 million, as compared to a net loss of $4.8 million for the same period in 2009.
Reconciliations:
Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue for the three and nine months ended September 30, 2009 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2009 that corresponds with the actual period we have owned the assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2009	September 30, 2009
	(in thousands)	(in thousands)
Reported net revenue	$271,766	$793,750
Acquisition net revenue	1,678	1,626

Acquisition-adjusted net revenue	$273,444	$795,376

Comparison of 2010 Reported Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Reported net revenue	$286,138	$271,766	$816,607	$793,750
Acquisition net revenue	—	1,678	—	1,626

Adjusted totals	$286,138	$273,444	$816,607	$795,376

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2010, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2009 Combined Form 10-K.
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
At September 30, 2010, there was approximately $0.87 billion of aggregate indebtedness outstanding under the senior credit facility, or approximately 35.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2010 with respect to borrowings under the senior credit facility was $36.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2010 was 4.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 6.6% rather than 4.6%), then the Company’s nine months ended September 30, 2010 interest expense would have been approximately $15.0 million higher resulting in a $9.5 million decrease in the Company’s nine months ended September 30, 2010 net income.
The Company has attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders) which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. From time to time, the Company has utilized and may utilize derivative financial instruments with respect to a portion of its interest rate risks to achieve a more predictable cash flow by reducing its exposure to interest rate fluctuations. These transactions generally are interest rate swap agreements, which are entered into with major financial institutions. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
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

LAMAR ADVERTISING COMPANY

DATED: November 4, 2010	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 4, 2010	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 of Lamar Advertising and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2010 and 2009 of Lamar Advertising and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 of Lamar Advertising and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text of Lamar Advertising and Lamar Media.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.