Form 10-K
period 2010-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2011-02-25
CIK 899045, 1090425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact names of registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	72-1449411 72-1205791 (I.R.S. Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA (Address of principal executive offices)	70808 (Zip Code)
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
     As of June 30, 2010, the aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $1,402,344,358 based on $24.52 per share as reported on the NASDAQ National Market System.
     As of June 30, 2010, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.
     Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2011
Lamar Advertising Company Class A common stock, $0.001 par value per share	77,486,437 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	15,122,865 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 26, 2011 (Proxy Statement)	Part III
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

NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	our future financial performance and condition;

•	our business plans, objectives, prospects, growth and operating strategies;

•	market opportunities and competitive positions;

•	estimated risks; and

•	stock price.
     Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	the current economic environment and its affect on the markets in which we operate;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement its digital deployment strategy; and

•	changes in accounting principles, policies or guidelines.
     The forward-looking statements in this report are based on our current good faith beliefs, however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, we cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.
INDUSTRY AND MARKET DATA
     The industry and market data presented throughout this report are based on the experience and estimates of our management and the data in reports issued by third-parties, including the Outdoor Advertising Association of America (OAAA). In each case, we believe this industry and market data is reasonable. We have not, however, independently verified the industry and market data derived from third-party sources, and no independent source has verified the industry and market data derived from management’s experience and estimates.

PART I
ITEM 1. BUSINESS
General
     Lamar Advertising Company, referred to in this Annual Report as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters, benches and logo plates. As of December 31, 2010, we owned and operated approximately 146,000 billboard advertising displays in 44 states, Canada and Puerto Rico, over 108,000 logo advertising displays in 22 states and the province of Ontario, Canada, and operated over 30,000 transit advertising displays in 16 states, Canada and Puerto Rico. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.
Our Business
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
     In addition to these traditional billboards, we also sell digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2010, we owned and operated approximately 1,200 digital billboard advertising displays in 39 states, Canada and Puerto Rico.
     Logo signs. We sell advertising space on logo signs located near highway exits.
•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.
     We are the largest provider of logo signs in the United States, operating 22 of the 28 privatized state logo sign contracts. As of December 31, 2010, we operated over 108,000 logo sign advertising displays in 22 states and Canada.
     Transit advertising displays. We also sell advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in 66 markets. As of December 31, 2010, we operated over 30,000 transit advertising displays in 16 states, Canada and Puerto Rico.
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
     In this Annual Report, we refer to Lamar Advertising Company and its consolidated subsidiaries, unless the context otherwise requires, as the “Company” or “we” and Lamar Advertising’s wholly owned subsidiary Lamar Media Corp. as “Lamar Media.”
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

Operating Strategies
     We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:
     Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our net revenues for the year ended December 31, 2010, which management believes is higher than the industry average. We believe that the experience of our regional and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 29 years. In an effort to provide high quality sales and service at the local level, we employed over 760 local account executives as of December 31, 2010. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as, our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.
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
     In addition, we routinely invest in upgrading our existing displays and constructing new displays. From January 1, 2000 to December 31, 2010, we invested approximately $1.25 billion in capitalized expenditures, which include improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current advertisers and to attract new advertisers.
     Continuing to pursue other outdoor advertising opportunities. We plan to pursue additional logo sign contracts. Logo sign opportunities arise periodically, both from states initiating new logo sign programs and states converting from government-owned and operated programs to privately-owned and operated programs. Furthermore, we plan to pursue additional tourist oriented directional sign programs in both the United States and Canada and also other motorist information signing programs as opportunities present themselves. In addition, in an effort to maintain market share, we continue to pursue attractive transit advertising opportunities as they become available.
     Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the current economic recovery, the Company intends to reinvest in capital expenditures during 2011. We expect to spend approximately $100 million in total capital expenditures, of which we expect $50 million will be spent on digital technology.
COMPANY OPERATIONS
Billboard Advertising
     We sell most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2010, we owned and operated approximately 146,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2010, we derived approximately 72% of our billboard advertising net revenues from bulletin sales and 28% from poster sales.
     Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2010, we operated approximately 67,000 bulletin displays.

     We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.
     Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2010, we operated approximately 79,000 poster displays.
     We generally sell poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.
     In addition to the traditional displays described above, we also sell digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2010, we operated approximately 1,200 digital billboards in various markets, which represents approximately 11.9% of billboard revenue.
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
Logo Sign Advertising
     We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 22 of the 28 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2010, we operated over 33,000 logo sign structures containing over 108,000 logo advertising displays in the United States and Canada.
     We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Kansas	Maine	Mississippi	Nevada	Ohio	South Carolina
Delaware	Kentucky	Michigan	Missouri(1)	New Jersey	Oklahoma	Utah
Florida	Louisiana	Minnesota	Nebraska	New Mexico	Pennsylvania	Virginia
Georgia

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.
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
     State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our twenty-three logo sign contracts in place, in the United States and Canada, at December 31, 2010, one is subject to renewal in 2011.
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
Transit Advertising
     We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in 66 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2010, we operated over 30,000 transit advertising displays in 16 states, Canada and Puerto Rico.
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
CUSTOMERS
     Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2010, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 71% of our billboard advertising net revenues in the year ended December 31, 2010. No individual advertiser accounted for more than 2.0% of our billboard advertising net revenues in that period.

Percentage of Net
Billboard
Categories	Advertising Revenues
Restaurants	12%
Retailers	10%
Health Care	9%
Service	8%
Amusement — Entertainment/Sports	6%
Gaming	6%
Automotive	6%
Telecommunications	5%
Financial — Banks, Credit Unions	5%
Hotels and Motels	4%

71%
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
     In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration is currently conducting a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. The results of this study are expected to be released in 2011. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards.
EMPLOYEES
     We employed approximately 3,000 people as of December 31, 2010. Approximately 180 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including over 760 local account executives, were employed in our operating offices.
     Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 117 unionized employees, is good, and we have never experienced a strike or work stoppage.
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
     The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2010, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.41 billion of total debt outstanding, consisting of approximately $808.9 million in bank debt, $324.9 million of senior notes and $1.27 billion in various series of senior subordinated notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $239.9 million available for borrowing as of December 31, 2010 under the revolving senior credit facility.
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
     The terms of the indentures relating to Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict the ability of the Company and Lamar Media to, among other things:
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
     Although we are currently in compliance with all financial covenants, the Company’s operating results have been negatively impacted by the economic downturn, which began in 2008 and there can be no assurance that the current economic environment will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.
     In addition, these restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, or other time-sensitive business opportunities.

The Company’s revenues are sensitive to general economic conditions and other external events beyond the Company’s control.
     The Company sells advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions and has been adversely affected by the most recent recession, as evidenced by an 11.9% decline in the Company’s advertising revenues in the year ended December 31, 2009.
Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:
•	a widespread reallocation of advertising expenditures to other available media by significant users of the Company’s displays; and

•	a decline in the amount spent on advertising in general or outdoor advertising in particular.
The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.
     The Company tested goodwill for impairment on December 31, 2010. Based on the Company’s review at December 31, 2010, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.
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
     In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration is currently conducting a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. The results of this study are expected to be released in 2011. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions could materially adversely affect both our existing inventory of digital billboards and our plans to expand our digital deployment.
The Company’s logo sign contracts are subject to state award and renewal.
     In 2010, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.
     Of the Company’s 23 logo sign contracts in place at December 31, 2010, one is subject to renewal in 2011. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.
The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.
     As of December 31, 2010, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, owned in the aggregate approximately 17% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 66% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family the power to:

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     Our management headquarters is located in Baton Rouge, Louisiana. We also own 122 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 129 operating facilities at an aggregate lease expense for 2010 of approximately $7.3 million.
     We own approximately 6,800 parcels of property beneath our outdoor advertising structures. As of December 31, 2010, we leased approximately 77,000 active outdoor sites, accounting for a total annual lease expense of approximately $197.1 million. This amount represented approximately 20% of outdoor advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.
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
ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES
     The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2010, the Class A common stock was held by 185 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.
     The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2009
First Quarter	$16.76	$5.35
Second Quarter	22.98	9.81
Third Quarter	27.97	14.27
Fourth Quarter	32.23	23.89
Year ended December 31, 2010
First Quarter	$36.01	$26.58
Second Quarter	38.73	24.22
Third Quarter	32.17	23.83
Fourth Quarter	40.04	30.23
     The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership of which, Kevin P. Reilly, Jr., our President, is the managing general partner.
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

	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,092,291	$1,056,065	$1,198,419	$1,209,555	$1,120,091

Operating expenses:
Direct advertising expenses	398,467	397,725	437,660	410,762	393,747
General and administrative expenses	246,513	229,423	257,621	270,390	248,937
Depreciation and amortization	312,703	336,725	331,654	306,879	301,685
Gain on disposition of assets	(4,900)	(5,424)	(7,363)	(3,914)	(10,862)

Total operating expenses	952,783	958,449	1,019,572	984,117	933,507

Operating income	139,508	97,616	178,847	225,438	186,584

Other expense (income):
Loss (gain) on extinguishment of debt	17,398	(3,320)	—	—	—
Gain on disposition of investment	—	(1,445)	(1,814)	(15,448)	—
Interest income	(367)	(527)	(1,202)	(2,598)	(1,311)
Interest expense	186,048	197,047	170,352	168,601	112,955

Total other expense	203,079	191,755	167,336	150,555	111,644

(Loss) income before income taxes	(63,571)	(94,139)	11,511	74,883	74,940
Income tax (benefit) expense	(23,469)	(36,101)	9,349	33,901	32,994

Net (loss) income	(40,102)	(58,038)	2,162	40,982	41,946
Preferred stock dividends	365	365	365	365	365

Net (loss) income applicable to common stock	$(40,467)	$(58,403)	$1,797	$40,617	$41,581

Net (loss) income per share	$(0.44)	$(0.64)	$0.02	$0.42	$0.40

Cash dividends declared per common share	$—	$—	$—	$3.25	—

Statement of Cash Flow Data:
Cash flows provided by operating activities(1)	$322,820	$293,743	$346,520	$354,469	$364,517
Cash flows used in investing activities(1)	$41,480	$29,039	$437,419	$341,081	$438,896
Cash flows (used in) provided by financing activities(1)	$(302,429)	$(168,349)	$30,002	$39,277	$66,973

Balance Sheet Data(1) (2)
Cash and cash equivalents	$91,679	$112,253	$14,139	$76,048	$11,796
Working capital	155,829	104,229	78,423	149,213	116,605
Total assets	3,648,961	3,943,541	4,117,025	4,081,763	3,924,228
Total debt (including current maturities)	2,409,140	2,674,912	2,814,449	2,692,667	1,990,468
Total long-term obligations	2,676,858	2,848,036	3,063,847	2,970,612	2,273,483
Stockholders’ equity	818,523	831,798	870,618	947,497	1,536,580

(1)	As of the end of the period.

(2)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.
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

Lamar Advertising Company
     The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2010, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
     Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2005, the Company completed acquisitions for an aggregate purchase price of approximately $642.4 million. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. However, during 2009 and 2010, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a total purchase price of $11.2 million, which was a reduction of approximately $392 million over the comparable two-year period ended 2008 and 2007.
     Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2010	2009	2008
	(In thousands)
Billboard — Traditional	$9,506	$7,401	$58,064
Billboard — Digital	13,214	15,178	103,701
Logos	8,483	5,275	7,606
Transit	876	5,488	1,018
Land and buildings	2,531	578	11,240
PP&E	8,842	4,895	16,441

Total capital expenditures	$43,452	$38,815	$198,070

     We expect our capital expenditures to be approximately $100 million in 2011.
RESULTS OF OPERATIONS
     The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.5	37.7	36.5
General and administrative expenses	18.2	17.7	17.3
Corporate expenses	4.3	4.0	4.2
Depreciation and amortization	28.6	31.9	27.7
Operating income	12.8	9.2	14.9
Interest expense	17.0	18.7	14.2
Net (loss) income	(3.7)	(5.5)	0.2

Year ended December 31, 2010 compared to Year ended December 31, 2009
     Net revenues increased $36.2 million or 3.4% to $1.09 billion for the year ended December 31, 2010 from $1.06 billion for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $26.0 million, or 2.7%, over the prior period, a $7.6 million increase in transit revenue, or 15.0%, over the prior period and a $2.6 million increase in logo revenue, or 5.6%, over the prior period.
     The increase in billboard net revenue of $26.0 million was a result of increased rate and occupancy, over the comparable period in 2009. The $7.6 million increase in transit revenue consists of a $2.7 million increase due to new transit contracts and an increase in internal growth of $4.9 million.
     Net revenues for the year ended December 31, 2010, as compared to acquisition-adjusted net revenue for the year ended December 31, 2009, increased $32.8 million or 3.1% primarily as a result of increased rate and occupancy, as compared to the same period in 2009. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $17.8 million, or 2.8%, to $644.9 million for the year ended December 31, 2010 from $627.1 million for the same period in 2009. There was a $5.4 million increase in non-cash compensation expense related to equity based compensation, as well as an $11.0 million increase in operating expenses related to the cost of operating the Company’s core assets and a $1.4 million increase in corporate expenses.
     Depreciation and amortization expense decreased $24.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease is primarily a result of the reduction in number of non performing structures dismantled during 2010 as compared to the same period in 2009.
     Due to the above factors, operating income increased $41.9 million to $139.5 million for year ended December 31, 2010 compared to $97.6 million for the same period in 2009.
     Interest expense decreased $11.0 million from $197.0 million for the year ended December 31, 2009 to $186.0 million for the year ended December 31, 2010 primarily resulting from debt refinancing efforts during 2010, as well as the reduction in amortized debt issuance fees during 2010 due to the early extinguishment of debt.
     During the year ended December 31, 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.6 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and the refinancing of its senior credit facility. The remaining $4.8 million represents the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
     The increase in operating income and decrease in interest expense offset by the increase in the loss on extinguishment of debt resulted in a $30.6 million decrease in loss before income taxes. The decrease in net loss for the period resulted in a decrease in income tax benefit as compared to the same period during 2009. The effective tax rate for the year ended December 31, 2010 was 36.9%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
     As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2010 of $40.1 million, as compared to a net loss of $58.0 million for the same period in 2009.
Reconciliations:
     Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2009 that corresponds with the actual period we have owned the acquired assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

     Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 net revenue are provided below:
Comparison of 2010 Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2010	2009
	(In thousands)
Reported net revenue	$1,092,291	$1,056,065
Acquisition net revenue	—	3,467

Adjusted totals	$1,092,291	$1,059,532

Year ended December 31, 2009 compared to Year ended December 31, 2008
     Net revenues decreased $142.4 million or 11.9% to $1.06 billion for the year ended December 31, 2009 from $1.20 billion for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $132.3 million, or 12.1%, over the prior period a $10.6 million decrease in transit revenue, or 17.4%, over the prior period, offset by a $0.5 million increase in logo revenue, or 1.1%, over the prior period.
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
     During 2009, the Company extinguished $284.1 million in principal amount of its 2 7/8% Convertible Notes due 2010 — Series B, at an average purchase price of 94.75%, yielding a gain of approximately $15.0 million, which was offset by transaction costs and other non cash charges of $11.7 million related to the notes, resulting in a net gain of $3.3 million.
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

LIQUIDITY AND CAPITAL RESOURCES
Overview
     The Company has historically satisfied its working capital requirements with cash from operations and borrowings under its senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the senior credit facility and maintains all corporate operating cash balances. Any other cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.
Sources of Cash
     Total Liquidity at December 31, 2010. As of December 31, 2010 we had approximately $331.6 million of total liquidity, which is comprised of approximately $91.7 million in cash and cash equivalents and the ability to fully access our revolving senior credit facility in the amount of $239.9 million. Currently, we would be able to fully draw our revolving facility and remain in compliance with all covenant restrictions. During 2011 the Company intends to use excess cash on hand primarily for reducing outstanding indebtedness under it senior credit facility. On January 7, 2011 the Company prepaid $50 million of its Series B borrowings under its senior credit facility, which reduced future maturities proportionally to the originally scheduled amounts.
     Cash Generated by Operations. For the years ended December 31, 2010, 2009, and 2008 our cash provided by operating activities was $322.8 million, $293.7 million and $346.5 million, respectively. While our net loss was approximately $40.1 million for the year ended December 31, 2010, the Company generated cash from operating activities of $322.8 million during 2010 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which includes depreciation and amortization of $312.7 million. We generated cash flows from operations during 2010 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally for reducing outstanding indebtedness. See — “Cash Flows” for more information.
     Credit Facilities. On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The new senior credit facility, as amended on June 11, 2010 and November 18, 2010 (the “Senior Credit Facility”), for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the Senior Credit Facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.
     As of December 31, 2010, Lamar Media had approximately $239.9 million of unused capacity under the revolving credit facility included in its Senior Credit Facility and the aggregate balance outstanding under its Senior Credit Facility was $808.9 million.
     Note Offerings. On April 22, 2010, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 the (“7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392 million. The Company used the proceeds of this offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”) as described below.

     On March 27, 2009, Lamar Media completed an institutional private placement of $350 million in aggregate principal amount (approximately $314.9 million in gross proceeds) of 9 3/4% Senior Notes due 2014 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes are unsecured obligations that rank senior to all of Lamar Media’s existing and future debt that is expressly subordinated in right of payment to the senior notes, including Lamar Media’s 7 1/4% Senior Subordinated Notes due 2013 (all of which were repurchased in 2010), its 6 5/8% Senior Subordinated Notes due 2015, its 6 5/8% Senior Subordinated Notes due 2015 — Series B, and its 6 5/8% Senior Subordinated Notes due 2015 — Series C. The senior notes rank equally with all of Lamar Media’s existing and future liabilities that are not so subordinated and are effectively subordinated to all of its secured debt (to the extent of the value of the collateral securing such debt), including our Senior Credit Facility, and structurally subordinated to all of the liabilities of any of Lamar Media’s subsidiaries that do not guarantee the senior notes. Lamar Media distributed the proceeds of this offering, after the payment of fees and expenses, to Lamar Advertising to repurchase $284.1 million in principal amount of 2 7/8% Convertible Notes due 2010 — Series B and to fund repayment of the remaining convertible notes at maturity on December 31, 2010.
Factors Affecting Sources of Liquidity
     Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.
     Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to its Senior Credit Facility and its outstanding debt securities.
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
     Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its Senior Credit Facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At December 31, 2010, and currently, Lamar Media was in compliance with all such tests under its Senior Credit Facility. We must be in compliance with the following financial ratios:
•	a total holdings debt ratio, defined as total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
September 30, 2010 through and including March 30, 2011	7.25 to 1.00

March 31, 2011 through and including December 30, 2011	7.00 to 1.00

December 31, 2011 through and including March 30, 2012	6.75 to 1.00

March 31, 2012 through and including March 30, 2013	6.25 to 1.00

From and after March 31, 2013	6.00 to 1.00

•	a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
September 30, 2010 through and including March 30, 2011	3.75 to 1.00

March 31, 2011 through and including September 29, 2011	3.50 to 1.00

September 30, 2011 through and including March 30, 2012	3.25 to 1.00

March 31, 2012 through and including March 30, 2013	3.00 to 1.00

From and after March 31, 2013	2.75 to 1.00
•	a fixed charges coverage ratio, defined as the ratio of EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
     The definition of “EBITDA” under the senior credit agreement is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% senior subordinated notes due 2013, and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.
     Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under its Senior Credit Facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the Senior Credit Facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans is set at 50% for the fiscal year ended December 31, 2010. This percentage is subject to reduction as follows for fiscal years ending on or after December 31, 2010: (i) to 25% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 but greater than 4.00 to 1.00 as at the last day of such fiscal year and (ii) to 0% if the total holdings debt ratio is less than or equal to 4.00 to 1.00 as at the last day of such fiscal year. At December 31, 2010, the Company was not required to make a mandatory prepayment since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the Senior Credit Facility.
     The Company believes that its current level of cash on hand, availability under its Senior Credit Facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2011. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
     Capital Expenditures. Capital expenditures excluding acquisitions were approximately $43.5 million for the year ended December 31, 2010. We anticipate our 2011 total capital expenditures to be approximately $100 million.
     Acquisitions. During the year ended December 31, 2010, the Company financed its acquisition activity of approximately $6.7 million with cash on hand. In light of the current economic environment, the Company plans to continue to limit acquisition activity during 2011 with no material spending currently planned for acquisitions.
     Tender Offers. On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Notes to amend the 7 1/4% Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Notes. On April 22, 2010 Lamar Media accepted tenders for approximately $365.4 million in aggregate principal amount of the 7 1/4% Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1,012.08 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 7 1/4% Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was approximately $378 million. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Notes discussed above. On May 6, 2010, Lamar Media accepted tenders for an additional $169 thousand in aggregate principal amount of 7 1/4% Notes in connection with the final settlement of the tender offer. On June 7, 2010, Lamar Media redeemed the remaining $19.4 million in outstanding 7 1/4% Notes.

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
     On June 6, 2009, Lamar Advertising commenced a tender offer to purchase for cash any and all of its remaining outstanding 2 7/8% Convertible Notes due 2010 — Series B. The tender offer expired on July 14, 2009. As a result of the tender offer, Lamar Advertising accepted for payment $120.4 million in principal amount of notes at a purchase price of $117.8 million, which was 97.75% of the original amount of the notes, including all accrued and unpaid interest up to, but not including the payment date of July 15, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remained outstanding, and the terms and conditions governing the notes, including the covenants and other provisions contained in the indentures governing the notes, remained unchanged.
     In addition, on August 18, 2009, the Company accepted for payment $7.1 million in principal amount of 2 7/8% Convertible Notes due 2010 — Series B, which was 99.9% of the original amount of the notes and on October 6, 2009, the Company accepted for payment $3.0 million in principal amount of 2 7/8% Convertible Notes due 2010-Series B, which was 99.75% of the original amount of the notes. Both of these prepayments were in privately negotiated transactions. In March 2010, the Company accepted for payment $1,000 in principle amount of 2 7/8% Convertible Notes due 2010 at a purchase price of 100% of the original amount of the notes, through a privately negotiated transaction. The remaining 2 7/8% convertible notes matured and were repaid on December 31, 2010 pursuant to their terms.
     Stock Repurchase Program. The Company’s Board of Directors adopted a $500 million repurchase plan in February 2007, which expired on February 22, 2009. During the twelve months ended December 31, 2008 and December 31, 2007, the Company purchased approximately 2.6 million shares and 6.7 million shares of its Class A common stock for an aggregate purchase price of approximately $90.5 million and $383.6 million, respectively. During 2009 the Company did not purchase any shares under the plan prior to its expiration. Shares repurchased under the plan were made on the open market or in privately negotiated transactions. The timing and amount of the shares repurchased were determined by Lamar’s management based on its evaluation of market conditions and other factors. All repurchased shares are available for future use for general corporate and other purposes.
     Debt Service and Contractual Obligations. During the year ended December 31, 2010, the Company reduced its overall indebtedness by $265.8 million. The reduction in total debt outstanding primarily resulted from scheduled principal maturities as well as optional prepayments under its Senior Credit Facility. As of December 31, 2010, we had outstanding debt of approximately $2.41 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under its Senior credit agreement. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
		Less Than			After
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)
Long-Term Debt	$2,409.1	$5.7	$67.7	$1,441.2	$894.5
Interest obligations on long term debt(1)	787.6	148.7	313.3	229.4	96.2
Billboard site and other operating leases	1,161.0	147.9	240.2	183.3	589.6

Total payments due	$4,357.7	$302.3	$621.2	$1,853.9	$1,580.3

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2010 levels.

		Amount of Expiration Per Period
	Total Amount	Less Than 1			After
Other Commercial Commitments	Committed	Year	1 - 3 Years	3 - 5 Years	5 Years
	(In millions)
Revolving Bank Facility (2)	$250.0	$—	$—	$250.0	$—
Standby Letters of Credit(3)	$10.1	$7.1	$3.0	$—	$—

(2)	Lamar Media had $0.0 outstanding under the revolving facility at December 31, 2010.

(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows
     The Company’s cash flows provided by operating activities increased by $29.1 million for the year ended December 31, 2010 resulting from a decrease in net loss of $17.9 million as described in “Results of Operations”, and increase in changes to operating net assets of $18.0 million, offset by a decrease in adjustments to reconcile net income to cash provided by operating activities of $6.8 million.
     Cash flows used in investing activities increased $12.4 million from $29.0 million in 2009 to $41.5 million in 2010 primarily due to slight increases in cash used in acquisition activity of $2.2 million and in capital expenditures of $4.6 million, as compared to the same period in 2009.
     Cash flows used in financing activities was $302.4 million for the year ended December 31, 2010 primarily due to the net payments under the Senior Credit Facility of $290.3 million, the $389.6 million of payments on the 7 1/4% notes, offset by the $400 million in proceeds from the note offering in 2010.
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
     Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1.3 billion and intangible assets of $569.7 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2010 there were no indications that an impairment test was necessary.
     Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $541.9 million and customer relationships of $24.8 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.
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

     We have identified two reporting units (Logo operations and Billboard operations) in accordance with ASC 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2010 and 2009 are as follows:

	Carrying Value of Goodwill
	(in thousands)
	December 31, 2010	December 31, 2009

Billboard operations	1,425,174	1,423,322
Logo operations	961	961
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
Consideration of market capitalization
     The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2010 was $3.70 billion compared to stockholders’ equity of $818.5 million as of that date, resulting in an excess of approximately $2.9 billion. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2010. The following table presents the market capitalization and aggregate book value of the reporting units as of December 31, 2010:

		Market
	Equity Book Value	Capitalization(1)
	(in thousands)
Aggregate Values as of December 31, 2010	$818,523	$3,694,666

(1)	Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning 5 trading days prior to the measurement date.
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
     Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2010 our weighted average cost of capital (WACC) was approximately 10%. Based on our analysis, our WACC must exceed 15.7% before the second step of the impairment test would be required.
     In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The following table describes the growth rates used in our analysis, which indicated no impairment charge was required, compared to our recent historical rates achieved:
Compound Annual Growth Rates (CAGR)

	Revenue		EBITDA
		5 year		5 year
	Historical*	projected rate	Historical*	projected rate
Billboard operations	(0.7%)	6.4%	(1.6%)	9.0%
Logo operations	0.7%	4.9%	(4.1%)	2.9%

*	Calculated based on the Company’s historical results from 2006 to 2010.

     Our December 31, 2010 discounted cash flow analysis does not indicate the need for step two of the impairment test unless the Compound Annual Growth Rate (CAGR), calculated using projections over the next 5 years, for revenue declines to less than (6.6%) for our billboard operations and less than (10.2%) for our logo operations, and the CAGR for EBITDA declines to less than (6.4%) for our billboard operations and less than (12.9%) for our logo operations. Assumptions used in our impairment test, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecast and operating plans. Another recession or changes in our forecasts could change our conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. In addition, these assumptions could be adversely impacted by certain risks discussed in “Risk Factors” in Item 1A of this Annual Report. For additional information about goodwill, see Note 5 to the Consolidated Financial Statements. The following table presents the aggregate fair value of our reporting units and aggregate book value of the reporting units as of December 31, 2010:

	Equity Book Value	Fair Value (1)
	(in thousands)
Aggregate Values as of December 31, 2010	$818,523	$4,503,501

(1)	Fair Value is calculated using the discounted cash flow analysis described above.
     Based upon the Company’s annual review as of December 31, 2010, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.
     Deferred Taxes. As of December 31, 2010, the Company determined that its deferred tax assets of $245.3 million, a component of which is the Company’s operating loss carry forward, net of existing valuation allowances, are fully realizable due to the existence of certain deferred tax liabilities of approximately $323.3 million that are anticipated to reverse during the carry forward period. The Company bases this determination by projecting taxable income over the relevant period. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.
     Asset Retirement Obligations. The Company had an asset retirement obligation of $173.7 million as of December 31, 2010. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.
     This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 73,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus any renewal period. Historical third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.
     Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2010, we recorded $8.5 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

     Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $8.7 million, $12.7 million and $14.4 million and or approximately 0.8%, 1.2% and 1.2% of net revenue for the years ended December 31, 2010, 2009, and 2008, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.
Lamar Media Corp.
     The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2010, 2009 and 2008. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.
RESULTS OF OPERATIONS
     The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.5	37.7	36.5
General and administrative expenses	18.2	17.7	17.3
Corporate expenses	4.3	4.0	4.1
Depreciation and amortization	28.6	31.9	27.7
Operating income	12.8	9.3	15.0
Interest expense	17.0	18.2	13.2
Net (loss) income	(3.7)	(5.3)	0.9
Year ended December 31, 2010 compared to Year ended December 31, 2009
     Net revenues increased $36.2 million or 3.4% to $1.09 billion for the year ended December 31, 2010 from $1.06 billion for the same period in 2009. This increase was attributable primarily to an increase in billboard net revenues of $26.0 million, or 2.7%, over the prior period, a $7.6 million increase in transit revenue, or 15.0%, over the prior period and a $2.6 million increase in logo revenue, or 5.6%, over the prior period.
     The increase in billboard net revenue of $26.0 million was a result of increased rate and occupancy, over the comparable period in 2009. The $7.6 million increase in transit revenue consists of a $2.7 million increase due to new transit contracts and an increase in internal growth of $4.9 million.
     Net revenues for the year ended December 31, 2010, as compared to acquisition-adjusted net revenue for the year ended December 31, 2009, increased $32.8 million or 3.1% primarily as a result of increased rate and occupancy, as compared to the same period in 2009. See “Reconciliations” below.
     Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $18.3 million, or 2.9%, to $645.0 million for the year ended December 31, 2010 from $626.7 million for the same period in 2009. There was a $5.4 million increase in non-cash compensation expense related to equity based compensation, as well as an $11.0 million increase in operating expenses related to the cost of operating the Company’s core assets and a $1.9 million increase in corporate expenses.
     Depreciation and amortization expense decreased $24.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease is primarily a result of the reduction in number of non-performing structures dismantled during 2010 as compared to the same period in 2009.
     Due to the above factors, operating income increased $41.5 million to $139.5 million for year ended December 31, 2010 compared to $98.0 million for the same period in 2009.
     Interest expense decreased $6.0 million from $191.9 million for the year ended December 31, 2009 to $185.9 million for the year ended December 31, 2010 primarily resulting from debt refinancing efforts during 2010, as well as the reduction in amortized debt issuance fees during 2010 due to the early extinguishment of debt.

     During the year ended December 31, 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its refinancing transactions. Approximately $12.6 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its Senior Credit Facility. The remaining $4.8 million represents the net cash loss related to the tender offer and extinguishment of the 7 1/4% notes.
     The increase in operating income and decrease in interest expense offset by the increase in the loss on extinguishment of debt resulted in a $28.6 million decrease in loss before income taxes. The decrease in net loss for the period resulted in a decrease in income tax benefit as compared to the same period during 2009. The effective tax rate for the year ended December 31, 2010 was 36.6%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
     As a result of the above factors, the Company recognized a net loss for the year ended December 31, 2010 of $40.2 million, as compared to a net loss of $55.8 million for the same period in 2009.
Reconciliations:
     Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.
     Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2009 that corresponds with the actual period we have owned the acquired assets in 2010 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
     Reconciliations of 2009 reported net revenue to 2009 acquisition-adjusted net revenue as well as a comparison of 2009 acquisition-adjusted net revenue to 2010 net revenue are provided below:
Comparison of 2010 Net Revenue to 2009 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2010	2009
	(In thousands)
Reported net revenue	$1,092,291	$1,056,065
Acquisition net revenue	—	3,467

Adjusted totals	$1,092,291	$1,059,532

Year ended December 31, 2009 compared to Year ended December 31, 2008
     Net revenues decreased $142.4 million or 11.9% to $1.06 billion for the year ended December 31, 2009 from $1.20 billion for the same period in 2008. This decrease was attributable primarily to a decrease in billboard net revenues of $132.3 million, or 12.1%, over the prior period, $10.6 million decrease in transit revenue, or 17.4%, over the prior period due to lost transit contracts in 2009, offset by a $0.5 million increase in logo revenue, or 1.1%, over the prior period.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
     Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2010, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.
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
     At December 31, 2010 there was approximately $808.9 million of aggregate indebtedness outstanding under the Senior Credit Facility, or approximately 33.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2010 with respect to borrowings under the Senior Credit Facility was $45.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2010 was 4.5%. Assuming that the weighted average interest rate was 200 basis points higher (that is 6.5% rather than 4.5%), then the Company’s 2010 interest expense would have been approximately $19.4 million higher resulting in a $12.4 million increase in the Company’s 2010 net loss.
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
     Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2010, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
     We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010, and the financial statement schedule, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP KPMG LLP
Baton Rouge, Louisiana
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Advertising Company:
     We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP KPMG LLP
Baton Rouge, Louisiana
February 25, 2011

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except share and per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$91,679	$112,253
Receivables, net of allowance for doubtful accounts of $8,100 and $9,550 in 2010 and 2009	141,166	142,518
Prepaid expenses	40,046	40,588
Deferred income tax assets (note 11)	9,241	13,523
Other current assets	27,277	59,054

Total current assets	309,409	367,936

Property, plant and equipment (note 4)	2,796,935	2,828,726
Less accumulated depreciation and amortization	(1,539,484)	(1,421,815)

Net property, plant and equipment	1,257,451	1,406,911

Goodwill (note 5)	1,426,135	1,424,283
Intangible assets, net (note 5)	569,723	670,501
Deferred financing costs net of accumulated amortization of $20,221 and $37,880 at 2010 and 2009, respectively	43,170	32,613
Other assets	43,073	41,297

Total assets	$3,648,961	$3,943,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,208	$10,678
Current maturities of long-term debt (note 8)	5,694	121,282
Accrued expenses (note 7)	96,542	95,616
Deferred income	38,136	36,131

Total current liabilities	153,580	263,707

Long-term debt (note 8)	2,403,446	2,553,630
Deferred income tax liabilities (note 11)	87,234	116,130
Asset retirement obligation (note 9)	173,673	160,260
Other liabilities	12,505	18,016

Total liabilities	2,830,438	3,111,743

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2010 and 2009	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2010 and 2009	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,483,412 and 93,742,080 shares issued and 77,484,562 and 76,796,827 and outstanding at 2010 and 2009, respectively	94	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 and 15,172,865 shares issued and outstanding at 2010 and 2009, respectively	15	15
Additional paid-in-capital	2,389,125	2,361,166
Accumulated comprehensive income	6,110	5,248
Accumulated deficit	(691,784)	(651,317)
Cost of shares held in treasury, 16,998,850 shares and 16,945,253 shares in 2010 and 2009, respectively	(885,037)	(883,408)

Stockholders’ equity	818,523	831,798

Total liabilities and stockholders’ equity	$3,648,961	$3,943,541

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share data)

	2010	2009	2008
Net revenues	$1,092,291	$1,056,065	$1,198,419

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	398,467	397,725	437,660
General and administrative expenses (exclusive of depreciation and amortization)	199,136	186,733	207,321
Corporate expenses (exclusive of depreciation and amortization)	47,377	42,690	50,300
Depreciation and amortization (Note 10)	312,703	336,725	331,654
Gain on disposition of assets	(4,900)	(5,424)	(7,363)

	952,783	958,449	1,019,572

Operating income	139,508	97,616	178,847

Other expense (income):
Loss (gain) on extinguishment of debt	17,398	(3,320)	—
Gain on disposition of investment	—	(1,445)	(1,814)
Interest income	(367)	(527)	(1,202)
Interest expense	186,048	197,047	170,352

	203,079	191,755	167,336

(Loss) income before income tax expense	(63,571)	(94,139)	11,511
Income tax (benefit) expense (note 11)	(23,469)	(36,101)	9,349

Net (loss) income	(40,102)	(58,038)	2,162
Preferred stock dividends	365	365	365

Net (loss) income applicable to common stock	$(40,467)	$(58,403)	$1,797

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.44)	$(0.64)	$0.02

Diluted (loss) earnings per share	$(0.44)	$(0.64)	$0.02

Cash dividends declared per share of common stock	$—	$—	$—

Weighted average common shares outstanding	92,261,157	91,730,109	92,125,660
Incremental common shares from dilutive stock options	—	—	181,180
Incremental common shares from convertible debt	—	—	—

Weighted average common shares assuming dilution	92,261,157	91,730,109	92,306,840

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit)
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share per share data)

							Accumulated
	Series AA	Class A	Class A	Class B		Add’l	Comprehensive
	PREF	PREF	CMN	CMN	Treasury	Paid in	Income	Accumulated
	Stock	Stock	Stock	Stock	Stock	Capital	(Deficit)	Deficit	Total
Balance, December 31, 2007	$—	—	93	15	(789,974)	2,323,253	8,821	(594,711)	947,497
Non-cash compensation	—	—	—	—	—	9,005	—	—	9,005
Exercise of 246,489 shares of stock options	—	—	—	—	—	7,802	—	—	7,802
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,379	—	—	3,379
Conversion of 200,000 shares of Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Tax deduction related to options exercised	—	—	—	—	—	4,415	—	—	4,415
Purchase of 2,629,007 shares of treasury stock	—	—	—	—	(93,390)	—	—	—	(93,390)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(6,252)	—	(6,252)
Change in unrealized loss on hedging transaction, net of tax $2,398	—	—	—	—	—	—	(3,635)	—	(3,635)
Net income	—	—	—	—	—	—		2,162	2,162

Comprehensive loss	—	—	—	—	—	—	—	—	(7,725)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2008	$—	—	93	15	(883,364)	2,347,854	(1,066)	(592,914)	870,618
Non-cash compensation	—	—	—	—	—	12,462	—	—	12,462
Exercise of 111,843 shares of stock options	—	—	1	—	—	1,937	—	—	1,938
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	2,902	—	—	2,902
Tax deduction related to options exercised	—	—	—	—	—	25	—	—	25
Purchase of 6,950 shares of treasury stock	—	—	—	—	(44)	—	—	—	(44)
Payment on 2 7/8% convertible notes	—	—	—	—	—	(4,014)	—	—	(4,014)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	2,500	—	2,500
Change in unrealized loss on hedging transaction, net of tax $2,398	—	—	—	—	—	—	3,814	—	3,814
Net loss	—	—	—	—	—	—		(58,038)	(58,038)

Comprehensive loss	—	—	—	—	—	—	—	—	(51,724)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2009	$—	—	94	15	(883,408)	2,361,166	5,248	(651,317)	831,798
Non-cash compensation	—	—	—	—	—	17,839	—	—	17,839
Exercise of 368,178 shares of stock options	—	—		—	—	6,803	—	—	6,803
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,356	—	—	3,356
Conversion of 50,000 from Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Tax shortfall related to options exercised	—	—	—	—	—	(16)	—	—	(16)
Purchase of 53,597 shares of treasury stock	—	—	—	—	(1,629)	—	—	—	(1,629)
Payment on 2 7/8% convertible notes	—	—	—	—	—	(23)	—	—	(23)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	862	—	862
Net loss	—	—	—	—	—	—	—	(40,102)	(40,102)

Comprehensive loss	—	—	—	—	—	—	—	—	(39,240)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2010	$—	—	94	15	(885,037)	2,389,125	6,110	(691,784)	818,523

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(40,102)	$(58,038)	$2,162
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	312,703	336,725	331,654
Non-cash compensation	17,839	12,462	9,005
Amortization included in interest expense	16,934	19,442	16,137
Gain on disposition of assets and investments	(4,900)	(6,869)	(9,177)
Loss (gain) on extinguishment of debt	17,398	(3,320)	—
Deferred income tax (benefit) expenses	(24,588)	(20,120)	19,938
Provision for doubtful accounts	8,736	12,663	14,365
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(4,539)	(2,083)	(11,013)
Prepaid expenses	2,581	5,959	599
Other assets	30,723	(15,064)	(19,243)
Increase (decrease) in:
Trade accounts payable	2,460	(4,383)	(4,452)
Accrued expenses	(275)	9,676	(21)
Other liabilities	(12,150)	6,693	(3,434)

Cash flows provided by operating activities	322,820	293,743	346,520

Cash flows from investing activities:
Capital expenditures	(43,452)	(38,815)	(198,070)
Acquisitions	(6,703)	(4,457)	(249,951)
Decrease in notes receivable	240	168	267
Proceeds from disposition of assets and investments	8,435	14,065	10,335

Cash flows used in investing activities	(41,480)	(29,039)	(437,419)

Cash flows from financing activities:
Net proceeds from issuance of common stock	10,160	4,840	11,182
Tax deduction from options exercised	—	—	2,156
Cash used for purchase of treasury shares	(1,629)	(44)	(93,390)
Net payments under credit agreement	(290,309)	(198,701)	(29,412)
Net proceeds from credit agreement refinancing	5,360	—	—
Payments on convertible notes	(3,402)	(269,087)	—
Debt issuance costs	(32,597)	(19,919)	(169)
Net proceeds from note offering	400,000	314,927	140,000
Net payment on 7 1/4% notes	(389,647)	—	—
Dividends	(365)	(365)	(365)

Cash flows (used in) provided by financing activities	(302,429)	(168,349)	30,002

Effect of exchange rate changes in cash and cash equivalents	515	1,759	(1,012)

Net (decrease) increase in cash and cash equivalents	(20,574)	98,114	(61,909)

Cash and cash equivalents at beginning of period	112,253	14,139	76,048

Cash and cash equivalents at end of period	$91,679	$112,253	$14,139

Supplemental disclosures of cash flow information:
Cash paid for interest	$176,427	$169,703	$149,417

Cash paid for state and federal income taxes	$3,496	$3,314	$3,933

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(1) Significant Accounting Policies
(a) Nature of Business
     Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 146,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.
     In addition, the Company operates a logo sign business in 22 states throughout the United States and the province of Ontario, Canada and a transit advertising business in 66 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
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
(d) Goodwill and Intangible Assets
     Goodwill is subject to an annual impairment test. The Company designated December 31 as the date of its annual goodwill impairment test. Impairment testing involves various estimates and assumptions, which could vary, and an analysis of relevant market data and market capitalization. If industry and economic conditions deteriorate, the Company may be required to assess goodwill impairment before the next annual test, which could result in impairment charges.
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     We tested our reporting units for impairment of goodwill during the first quarter of 2009 because the market capitalization of consolidated Lamar Advertising Company had been below its equity book value for a period of time without recovery, and based on that review, no impairment charge was required. In addition, the fair value of each reporting unit exceeded its carrying amount at its annual impairment test dates on December 31, 2010 and December 31, 2009, therefore the Company was not required to recognize an impairment loss in 2010 or 2009.
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

	2010	2009	2008
Net revenues	$6,608	$5,642	$5,531
Direct advertising expenses	$2,768	$2,808	$2,996
General and administrative expenses	$3,242	$2,867	$2,643
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

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(i) Earnings Per Share
     The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 465,820 for the year ended December 31, 2010, 2,580,092 for the year ended December 31, 2009 and 5,879,893 for the year ended December 31, 2008.
(j) Stock Based Compensation
     Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2010, 2009, and 2008 were $17,839, $12,462 and $9,005. The $17,839 expensed during the year ended December 31, 2010 consists of (i) $8,471 related to stock options, (ii) $9,101 related to stock grants, made under the Company’s performance-based stock incentive program in 2009 (iii) $267 related to stock awards to directors. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.
(k) Cash and Cash Equivalents
     The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.
(l) Foreign Currency Translation
     Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Cumulative translation adjustments are recorded as a component of accumulated other comprehensive income (deficit) in stockholders’ equity.
(m) Asset Retirement Obligations
     The Company is required to record the present value of obligations associated with the retirement of tangible long-lived assets in the period in which it is incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. The Company’s asset retirement obligations relate primarily to the dismantlement, removal, site reclamation and similar activities of its properties.
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
(o) Comprehensive Income
     Total comprehensive income and the components of accumulated other comprehensive income (deficit) are presented in the Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Deficit). Accumulated other comprehensive income (deficit) is composed of foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.
(p) Subsequent Events
     The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(2) Acquisitions
Year Ended December 31, 2010
     During the twelve months ended December 31, 2010, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $6,703 in cash.
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

Total
Property, plant and equipment	$2,651
Goodwill	1,703
Site locations	2,434
Non-competition agreements	70
Customer lists and contracts	654
Other asset	8
Current liabilities	(817)

$6,703

     Total acquired intangible assets for the year ended December 31, 2010 was $4,861, of which $1,703 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, substantially all of the $1,703 is expected to be fully deductible for tax purposes. The remaining $3,158 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $654 (7 year weighted average useful life) and site locations of $2,434 (15 year weighted average useful life). The aggregate amortization expense related to the 2010 acquisitions for the year ended December 31, 2010 was approximately $124.
     The following unaudited pro forma financial information for the Company gives effect to the 2010 and 2009 acquisitions as if they had occurred on January 1, 2009. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2010	2009
Net revenues	$1,092,916	$1,060,158
Net loss applicable to common stock	$(40,692)	$(59,407)
Net loss per common share — basic	$(0.44)	$(0.65)
Net loss per common share — diluted	$(0.44)	$(0.65)
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

	2009	2008
Net revenues	$1,056,300	$1,211,024
Net loss income applicable to common stock	$(58,177)	$(2,768)
Net loss income per common share — basic	$(0.63)	$(0.03)
Net loss income per common share — diluted	$(0.63)	$(0.03)
(3) Noncash Financing and Investing Activities
     For the years ended December 31, 2010, 2009 and 2008 there were no significant non-cash financing or investing activities.
(4) Property, Plant and Equipment
     Major categories of property, plant and equipment at December 31, 2010 and 2009 are as follows:

	Estimated Life
	(Years)	2010	2009
Land	—	$298,879	$298,295
Building and improvements	10 — 39	105,459	110,294
Advertising structures	5 — 15	2,264,953	2,298,975
Automotive and other equipment	3 — 7	127,644	121,162

		$2,796,935	$2,828,726

(5) Goodwill and Other Intangible Assets
     The following is a summary of intangible assets at December 31, 2010 and December 31, 2009:

	Estimated	2010		2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$466,412	$441,641	$465,634	$429,674
Non-competition agreements	3 — 15	63,493	60,955	63,419	59,810
Site locations	15	1,375,298	833,418	1,371,968	741,599
Other	5 — 15	13,608	13,074	13,608	13,045

		$1,918,811	$1,349,088	$1,914,629	$1,244,128

Unamortizable Intangible Assets:
Goodwill		$1,679,770	$253,635	$1,677,918	$253,635
     The changes in the gross carrying amount of goodwill for the year ended December 31, 2010 are as follows:

Balance as of December 31, 2009	$1,677,918
Goodwill acquired during the year	1,703
Purchase price adjustments and other	149
Impairment losses	—

Balance as of December 31, 2010	$1,679,770

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Amortization expense for the year ended December 31, 2010 was $104,529. The following is a summary of the estimated amortization expense for future years:

Year ended December 31, 2011	$102,362
Year ended December 31, 2012	99,099
Year ended December 31, 2013	96,347
Year ended December 31, 2014	82,382
Year ended December 31, 2015	46,009
Thereafter	143,524

Total	$569,723

(6) Leases
     The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2010:

2011	$147,911
2012	$127,731
2013	$112,511
2014	$100,748
2015	$82,601
Thereafter	$589,562
     Rental expense related to the Company’s operating leases was $203,044, $213,549 and $221,314 for the years ended December 31, 2010, 2009 and 2008, respectively.
(7) Accrued Expenses
     The following is a summary of accrued expenses at December 31, 2010 and 2009:

	2010	2009
Payroll	$13,621	$11,568
Interest	37,350	44,663
Insurance benefits	11,958	11,099
Accured lease expense	26,851	21,519
Other	6,762	6,767

	$96,542	$95,616

(8) Long-term Debt
     Long-term debt consists of the following at December 31, 2010 and 2009:

	2010	2009
Senior Credit Agreement	$808,875	$1,092,763
2 7/8% Convertible Notes	—	3,273
7 1/4% Senior Subordinated Notes	—	386,765
7 7/8% Senior Subordinated Notes	400,000	—
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	206,689	205,077
6 5/8% Senior Subordinated Notes — Series C	265,672	264,062
9 3/4% Senior Notes	324,866	318,958
Other notes with various rates and terms	3,038	4,014

	2,409,140	2,674,912
Less current maturities	(5,694)	(121,282)

Long-term debt, excluding current maturities	$2,403,446	$2,553,630

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Long-term debt matures as follows:

2011	$5,694
2012	$31,956
2013	$35,725
2014	$383,110
2015	$1,058,071
Later years	$894,584
     The maturities schedule above reflects the amortization of discount in the amount of $43,273.
7 1/4% Senior Subordinated Notes
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
     On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Notes to amend the 7 1/4% Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Notes. On April 22, 2010 Lamar Media accepted tenders for $365,390 in aggregate principal amount of the 7 1/4% Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1,012.08 per $1,000 principal amount of the notes tendered (per note data not in thousands). The total cash payment to purchase the tendered 7 1/4% Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was $377,972. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Notes discussed above. On May 6, 2010, Lamar Media accepted tenders for an additional $169 in aggregate principal amount of 7 1/4% Notes in connection with the final settlement of the tender offer. On June 7, 2010, Lamar Media redeemed the remaining $19,441 in outstanding notes. During the year ended December 31, 2010, Lamar Media recognized a loss on debt extinguishment of $5,362 related to the repurchase of its 7 1/4% Notes.
2 7/8% Convertible Notes
     On June 16, 2003, the Company issued $287,500 2 7/8% Convertible Notes due 2010. The notes were convertible at the option of the holder into shares of Lamar Advertising Company Class A common stock at any time before the close of business on the maturity date, unless previously repurchased, at a conversion rate of 19.4148 shares per $1,000 principal amount of notes, subject to adjustments in some circumstances.
     On July 3, 2007, the Company accepted for exchange $287,209 aggregate principal amount of its outstanding 2 7/8% Convertible Notes due 2010 (the “outstanding notes”), for newly issued 2 7/8% Convertible Notes due 2010—Series B (the “new notes”) and cash pursuant to an exchange offer commenced on May 31, 2007. The settlement and exchange of new notes and payment of cash for the outstanding notes was made on July 3, 2007. Approximately 99% of the total outstanding notes were exchanged pursuant to the exchange offer, with approximately $291 aggregate principal amount of outstanding notes remaining outstanding immediately after the consummation of the exchange offer and the total debt outstanding unchanged. The purpose of the exchange offer was to exchange outstanding notes for new notes with certain different terms, including the type of consideration the Company may use to pay holders who convert their notes. Among their features, the new notes were convertible into Class A common stock, cash or a combination thereof, at the Company’s option, subject to certain conditions, while the previously outstanding notes were convertible solely into Class A common stock.
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
     On July 14, 2009, the Company completed a tender offer to purchase for cash any and all of its then outstanding 2 7/8% Convertible Notes due 2010 — Series B. Upon expiration of the tender offer, the Company accepted for payment $120,415 in principal amount of notes at a purchase price of 97.75% of the original principal amount of the notes, all accrued and unpaid interest up to, but not including the payment date of July 15, 2009. Pursuant to the terms of the tender offer, convertible notes not tendered, or tendered and validly withdrawn, in the tender offer remained outstanding, and the terms and conditions governing the notes, including the covenants and other provisions contained in the indentures governing the notes, remained unchanged.
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
     In March 2010, the Company accepted for payment $1,000 in principle amount of 2 7/8% Convertible Notes due 2010 at a purchase price of 100% of the original amount of the notes, through a privately negotiated transaction. The remaining 2 7/8% convertible notes matured and were repaid on December 31, 2010 pursuant to their terms.
6 5/8% Senior Subordinated Notes
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
     On October 11, 2007, Lamar Media Corp. issued $275,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015—Series C. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of the existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. A portion of the net proceeds from the offering of the Notes was used to repay a portion of the amounts outstanding under Lamar Media’s revolving senior credit facility.
9 3/4% Senior Notes
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
     The Company’s obligations with respect to its convertible notes were not guaranteed by the Company’s direct or indirect wholly owned subsidiaries. Certain obligations of the Company’s wholly-owned subsidiary, Lamar Media Corp. are guaranteed by its wholly owned domestic subsidiaries.
7 7/8% Senior Subordinated Notes
     On April 22, 2010 the Company completed an institutional private placement of $400,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 the “7 7/8% Notes” of Lamar Media. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.
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
September 2005 Credit Facility
     On September 30, 2005, Lamar Media Corp. entered into a new credit facility (“September 2005 Credit Facility”) which replaced its then existing bank credit facility. The September 2005 Credit Facility was comprised of a $400,000 revolving bank credit facility and a $400,000 term facility. The September 2005 Credit Facility also included a $500,000 incremental facility, which permitted Lamar Media to request that its lenders enter into a commitment to make additional term loans to it, up to a maximum aggregate amount of $500,000. On February 8, 2006, Lamar Media entered into a Series A Incremental Term Loan Agreement and obtained commitments from its lenders for a term loan of $37,000, which was funded on February 27, 2006.
     On October 5, 2006, Lamar Media entered into a Series B Incremental Term Loan Agreement and borrowed an additional $150,000 under the incremental portion of the September 2005 Credit Facility. On December 21, 2006, a wholly owned subsidiary of Lamar Media, Lamar Transit Advertising Canada Ltd., entered into a Series C Incremental Term Loan Agreement and obtained commitments from its lenders for a term loan of $20,000. On January 17, 2007, Lamar Media entered into a Series D Incremental Loan Agreement and obtained commitments from its lenders for a term loan of $7,000 which was funded on January 17, 2007. On March 28, 2007, Lamar Media Corp., entered into a Series E Incremental Loan Agreement with its lenders, in the aggregate amount of $250,000, which was funded on March 28, 2007. The Series E Incremental Loans will mature March 31, 2013. Also, on March 28, 2007, Lamar Media Corp. entered into a Series F Incremental Loan Agreement in the aggregate amount of $325,000 which was funded on March 28, 2007. The Series F Incremental Loans will mature on March 31, 2014.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     On April 2, 2009, Lamar Media Corp. entered into Amendment No. 4 (“Amendment No. 4”) to the September 2005 Credit Facility credit agreement (as amended, the “Credit Agreement”) together with its subsidiary guarantors, its subsidiary borrowers, the Company, and JPMorgan Chase Bank, N.A., as Administrative Agent (“JPMorgan”) to, among other things: (i) reduce the amount of the revolving credit commitments available thereunder from $400,000 to $200,000; (ii) increase the interest rate margins for the revolving credit facility and term loans under the Credit Agreement; (iii) make certain changes to the provisions regarding mandatory prepayments of loans; (iv) amend certain financial covenants; and (v) cause Lamar Media and the subsidiary guarantors to pledge additional collateral of Lamar Media and its subsidiaries, including certain owned real estate properties, to secure loans made under the Credit Agreement. Amendment No. 4 and the changes it made to the Credit Agreement were effective as of April 6, 2009. Amendment No. 4 also reduced Lamar Media’s incremental loan facility from $500,000 to $300,000. The incremental facility permits Lamar Media to request that its lenders enter into commitments to make additional term loans, up to a maximum aggregate amount of $300,000. Lamar Media’s lenders have no obligation to make additional loans out of the $300,000 incremental facility, but may enter into such commitments at their sole discretion.
     During 2010, Lamar Media replaced the September 2005 Credit Facility with a new senior credit facility (as amended to date, the “Senior Credit Facility”), as described below. Lamar Media recorded a $12,039 loss on debt extinguishment as of December 31, 2010, related to the extinguishment of its September 2005 Credit Facility which represented the unamortized portion of previously capitalized debt issuance costs related to the credit facility.
2010 Senior Credit Facility
     On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The Senior Credit Facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the Senior Credit Facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.
     The remaining quarterly amortizations of the Term facilities as of December 31, 2010 is as follows:

	Term A-1	Term A-2	Term B
December 31, 2011 — March 31, 2012	$3,375	$375	$1,310.6
June 30, 2012 — March 31, 2014	$6,750	$750	$1,310.6
June 30, 2014 — March 30, 2015	$13,500	$1,500	$1,310.6
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,310.6
December 31, 2015	$74,250	$8,250	$1,310.6
March 31, 2016 — September 30, 2016	$—	$—	$1,310.6
December 31, 2016	$—	$—	$490,163.1
     In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under its Senior Credit Facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the Senior Credit Facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans is set at 50% for the fiscal year ended December 31, 2010. This percentage is subject to reduction as follows for fiscal years ending on or after December 31, 2010: (i) to 25% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 but greater than 4.00 to 1.00 as at the last day of such fiscal year and (ii) to 0% if the total holdings debt ratio is less than or equal to 4.00 to 1.00 as at the last day of such fiscal year. At December 31, 2010, the Company was not required to make a mandatory prepayment since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the Senior Credit Facility.
     As of December 31, 2010, there was $0 outstanding under the revolving facility. The revolving facility terminates April 28, 2015. Availability of the revolving facility is reduced by the amount of letters of credit outstanding. The company had $10,078 letters of credit outstanding as of December 31, 2010 and $239,922 availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The terms of the indenture relating to Lamar Advertising’s outstanding notes, Lamar Media’s Senior Credit Facility and the indenture relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:
•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.
     Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s Senior Credit Facility the Company must maintain specified financial ratios and levels including:
•	fixed charges ratios;

•	senior debt ratios; and

•	total debt ratios.
     Lamar Advertising and Lamar Media were in compliance with all of the terms of all of the indentures and the applicable Senior credit agreement during the periods presented.
(9) Asset Retirement Obligation
     The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2008	$160,723
Additions to asset retirement obligations	166
Accretion expense	10,276
Liabilities settled	(10,905)

Balance at December 31, 2009	160,260
Revisions in cash flow estimates	7,809
Additions to asset retirement obligations	261
Accretion expense	10,751
Liabilities settled	(5,408)

Balance at December 31, 2010	$173,673

(10) Depreciation and Amortization
     The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year Ended December 31,
	2010	2009	2008
Direct expenses	$297,517	$318,561	$312,028
General and administrative expenses	5,033	6,528	7,325
Corporate expenses	10,153	11,636	12,301

	$312,703	$336,725	$331,654

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
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of December 31, 2008	$868
Plus: additions based on tax positions related to the current year	35
Plus: additions for tax positions of prior years	16
Less: reductions made for tax positions of prior years	—
Less: reductions made for a lapse of the applicable statute of limitations	—
Settlements	—

Balance of December 31, 2009	$919
Plus: additions based on tax positions related to the current year	35
Plus: additions for tax positions of prior years	—
Less: reductions made for tax positions of prior years	—
Less: reductions made for a lapse of the applicable statute of limitations	(632)
Settlements	—

Balance of December 31, 2010	$322

     Included in the balance of unrecognized benefits as of December 31, 2010, are $322 of tax benefits that, if recognized in future periods, would impact our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and included in our accrued current tax liability in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy, and we intend to continue to consistently apply the policy in the future. During 2010, we accrued $35 in gross interest and penalties.
     We are subject to income taxes in the United States and in many of the 50 individual states. In addition, the Company is subject to income taxes in Canada and in the Commonwealth of Puerto Rico. We are open to examination in the United States and in various individual states for tax years ended December 2005 through December 2009. We are also open to examination for the years ended 2002-2003 resulting from net operating losses generated and available for carry forward from those years.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, consists of:

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. federal	$(1,290)	$(14,174)	$(15,464)
State and local	477	(3,767)	(3,290)
Foreign	1,932	(6,647)	(4,715)

	$1,119	$(24,588)	$(23,469)

Year ended December 31, 2009:
U.S. federal	$(20,062)	$(14,862)	$(34,924)
State and local	1,960	(2,939)	(979)
Foreign	2,121	(2,319)	(198)

	$(15,981)	$(20,120)	$(36,101)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)

	Current	Deferred	Total
Year ended December 31, 2008:
U.S. federal	$(12,845)	$19,628	$6,783
State and local	893	2,092	2,985
Foreign	1,363	(1,782)	(419)

	$(10,589)	19,938	$9,349

     As of December 31, 2010 and 2009, the company had income taxes refundable of $1,789 and $35,731, respectively, included in other current assets on the balance sheet.
     Income tax expense attributable to continuing operations for the years ended December 31, 2010, 2009 and 2008, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2010, 2009 and 2008, to income before income taxes as follows:

	2010	2009	2008
Computed expected tax (benefit) expense	$(22,250)	$(32,948)	$4,029
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	662	816	1,482
Stock-based compensation	518	(3,534)	2,145
Amortization of non-deductible goodwill	3	6	25
State and local income taxes, net of federal income tax benefit	(4,945)	(636)	1,346
Undistributed earnings of foreign subsidiaries	1,083	828	821
Net operating loss valuation allowance	1,487	(9)	594
Other differences, net	(27)	(624)	(1,093)

	$(23,469)	$(36,101)	$9,349

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$5,445	$6,298
Accrued liabilities not deducted for tax purposes	3,368	2,890
Tax credits	—	3,912
Other	428	423

Net current deferred tax asset	$9,241	$13,523

	2010	2009
Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(36,134)	$(37,676)
Intangibles, due to differences in amortizable lives	(281,884)	(267,199)
Undistributed earnings of foreign subsidiaries	(4,023)	(2,940)
Debt, due to 2 7/8% convertible notes discount	—	(41)
Investments in partnerships	(1,235)	(973)

Net non-current tax liabilities	(323,276)	(308,829)

Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	18,674	19,074
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	943	933
Accrued liabilities not deducted for tax purposes	30,505	26,438
Net operating loss carry forward	127,866	94,140
Asset retirement obligation	57,060	51,857
Tax credits	3,829	1,516
Other, net	88	87
Charitable contribution carry forward	409	333

Total non-current deferred tax assets	239,374	194,378
Less: valuation allowance	(3,332)	(1,679)

Net non-current deferred tax assets	236,042	192,699

Net non-current deferred tax liability	$(87,234)	$(116,130)

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     During 2010, we generated $65,659 of U.S. net operating losses. As of December 31, 2010, we had approximately $285,181 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,201 is subject to an IRC §382 limitation of $11,793 per year. These carry forwards expire between 2022 through 2030. In addition, we have $3,470 of various credits available to offset future U.S. federal income tax.
     As of December 31, 2010 we have approximately $449,317 state net operating losses before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2010 and 2009 was $3,332 and $1,679, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2010, 2009, 2008 was an increase (decrease) of $1,653, $(13) and $594, respectively.
     During 2010, we generated $4,341 of Puerto Rico net operating losses. As of December 31, 2010, we had approximately $14,716 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2020.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
     We have a deferred tax liability of approximately $4,023 for the undistributed earnings of our foreign operations that arose in 2010 and prior years. We have recognized current year tax expense of approximately $1,083 for the undistributed earnings of our foreign operations in 2010. As of December 31, 2010, the undistributed earnings of these subsidiaries were approximately $11,493.
(12) Related Party Transactions
     Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.
     Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2010 and 2009, the deferred gains related to these transactions were $942 and $933, respectively, and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2010, 2009 and 2008.
     In addition, the Company had receivables from employees of $155 and $619 at December 31, 2010 and 2009, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.
     Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement, which was amended January 1, 2004. This consulting agreement as amended has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. As of December 31, 2010, this consulting agreement was renewed for one additional year at the previously agreed fee of $150 per year. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The Company also had a lease arrangement with Deanna Enterprises, LLC (formerly Reilly Enterprises, LLC), which Kevin P. Reilly Sr. controls, for the use of an airplane. The Company paid a monthly fee plus expenses which entitled the Company to 6.67 hours of flight time, with any unused portion carried over into the next month. This agreement was amended in October 2004, whereby the Company would pay $100 per year for 125 guaranteed flight hours. This agreement was cancelled as of December 31, 2008. Total fees paid under these arrangements for fiscal 2008 were approximately $59.
(13) Stockholders’ Equity
     On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2010 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.
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
     In February 2007, the Company’s board of directors approved a repurchase program of up to $500,000 of the Company’s Class A common stock, which expired on February 22, 2009. Shares repurchased during the program were made on the open market or in privately negotiated transactions. The timing and amount of the shares repurchased were determined by Lamar’s management based on its evaluation of market conditions and other factors. All repurchased shares are available for future use for general corporate and other purposes. During the twelve months ended December 31, 2009, the Company did not purchase any shares of its Class A common stock under the repurchase program.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Dividend	Expected	Risk Free	Expected
Grant Year	Yield	Volatility	Interest Rate	Lives
2010	0%	54%	2%	5
2009	0%	55%	2%	5
2008	0%	28%	3%	7
     Information regarding the 1996 Plan for the year ended December 31, 2010 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Contractual
	Shares	Price	Life
Outstanding, beginning of year	3,219,339	$20.47
Granted	36,500	32.65
Exercised	(368,178)	18.48
Canceled	(58,891)	22.33

Outstanding, end of year	2,828,770	$20.85	8.06

Exercisable at end of year	997,816	$24.05	7.55

     At December 31, 2010 there was $13,597 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 2.38 years.
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
     Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,505,874 at December 31, 2010. The aggregate intrinsic value of options outstanding as of December 31, 2010 was $54,066, and the aggregate intrinsic value of options exercisable was $15,951. Total intrinsic value of options exercised was $5,431 for the year ended December 31, 2010.
     The following table summarizes our non-vested stock option activity for year ended December 31, 2010:

		Weighted Average
		Grant Date
	Shares	Fair Value
Non-vested stock options at the beginning of the period	2,485,985	$9.31
Granted	36,500	16.30
Vested	634,961	9.97
Canceled	55,371	9.17

Non-vested stock options at the end of the period	1,832,153	$9.20

     Stock Purchase Plan. On May 25, 2000, the stockholders approved the 2000 Employee Stock Purchase Plan (the “2000 ESPP”) whereby 500,000 shares of the Company’s Class A common stock were reserved for issuance under the Plan. Under this plan, eligible employees could purchase stock at 85% of the fair market value of a share on the offering commencement date or the respective purchase date whichever was lower. Purchases were limited to ten percent of an employee’s total compensation. The initial offering under the Plan commenced on April 1, 2000 with a single purchase date on June 30, 2000. Subsequent offerings commenced each year on July 1 with a termination date of December 31 and purchase dates on September 30 and December 31; and on January 1 with a termination date on June 30 and purchase dates on March 31 and June 30. In accordance with the Plan, the number of shares available for issuance under the plan was increased at the beginning of each fiscal year by the lesser of 500,000 shares or one tenth of 1% of the total of shares outstanding or a lessor amount determined by the board of directors.
     The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009, we adopted a new employee stock purchase plan. Our 2009 Employee Stock Purchase Plan was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the year ended December 31, 2010:

Shares
2009 ESPP Plan Shares available for future purchases, January 1, 2010	480,858
Purchases	(149,063)

Shares available for future purchases, December 31, 2010	331,795

     Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2010. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2010 results and were issued in the first quarter of 2011. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2010, the Company has accrued $9,101 as compensation expense related to these agreements.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(15) Benefit Plans
     The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2010, the Company maintained $8,664 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.
Savings and Profit Sharing Plan
     The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $1,263, $0 and $3,237 for the years ended December 31, 2010, 2009 and 2008, respectively.
Deferred Compensation Plan
     The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the year ended December 31, 2010, the Company contributed $1,164. The Company did not contribute to the plan for years ended December 31, 2009 and December 31, 2008.
     On December 8, 2005, the Company’s Board of Directors approved an amendment to the Lamar Deferred Compensation Plan in order to (1) to comply with the requirements of Section 409A of the Internal Revenue Code (“Section 409A”) applicable to deferred compensation and (2) to reflect changes in the administration of the Plan. The Company’s Board of Directors also approved the adoption of a grantor trust pursuant to which amounts may be set aside, but remain subject to claims of the Company’s creditors, for payments of liabilities under the new plan, including amounts contributed under the old plan. The plan was further amended in August 2007 to make certain amendments to reflect Section 409A regulations issued on April 10, 2007.
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
     Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its Senior Credit Facility. As of December 31, 2010 and December 31, 2009, Lamar Media was permitted under the terms of its outstanding subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,380,705 and $1,156,267, respectively. Under its Senior Credit Facility, however, if the total holdings debt ratio (as defined in the Senior Credit Facility) is greater than 5.75 to 1 or its senior debt ratio (as defined in the Senior Credit Facility) is greater than 3.25 to 1.0, or if under the indenture for the 9 3/4% senior notes Lamar Media’s senior leverage ratio (as defined in the indenture for the 9 3/4% senior notes) is greater than or equal to 3.0 to 1, transfers to Lamar

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
Advertising are subject to additional restrictions. As of December 31, 2010, the total holdings debt ratio was greater than 5.75 to 1 and, therefore, transfers to Lamar Advertising were restricted to the following: (a) payments to allow Lamar Advertising to pay dividends on its outstanding Series AA Preferred Stock and (b) payments in respect of “Qualified Holdings Obligations” (as defined in the Senior Credit Facility), consisting of certain fees, costs and expenses incurred from time to time by Lamar Advertising on behalf of Lamar Media and its subsidiaries. As of December 31, 2010, Lamar Media’s senior leverage ratio was greater than 3.0 to 1 and therefore, transfers to Lamar Advertising were restricted to a series of baskets specified in the indenture governing the 9 3/4% senior notes, including payments of Lamar Media’s operating expenses in an aggregate amount in any fiscal year not to exceed 5% of the total operating expenses of Lamar Media and its restricted subsidiaries and other restricted payments not in excess $500 in any fiscal year of Lamar Media.
(18) Fair Value of Financial Instruments
     At December 31, 2010 and 2009, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,553,211, which exceeded both the gross and carrying amounts of $2,452,913 and $2,409,140, respectively, as of December 31, 2010.
(19) Quarterly Financial Data (Unaudited)

	Year 2010 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$244,103	$286,366	$286,138	$275,684
Net revenues less direct advertising expenses	$145,551	$186,541	$186,543	$175,189
Net (loss) income applicable to common stock	$(24,918)	$(9,028)	$690	$(7,211)
Net (loss) income per common share basic	$(0.27)	$(0.10)	$0.01	$(0.08)
Net (loss) income per common share — diluted	$(0.27)	$(0.10)	$0.01	$(0.08)

	Year 2009 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$247,248	$274,736	$271,766	$262,315
Net revenues less direct advertising expenses	$146,267	$175,292	$174,136	$162,645
Net loss applicable to common stock	$(21,829)	$(11,928)	$(4,872)	$(19,774)
Net loss per common share basic	$(0.24)	$(0.13)	$(0.05)	$(0.22)
Net loss income per common share — diluted	$(0.24)	$(0.13)	$(0.05)	$(0.22)
(20) Subsequent Events
     On January 7, 2011, the Company prepaid $50,000 of its Series B borrowings under the Senior Credit Facility. The prepayment was ratably applied to the future maturities of our Series B borrowings.

SCHEDULE 2
Lamar Advertising Company
And Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period
Year ended December 31, 2010 Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,550	8,736	10,186	$8,100
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,497,763	104,960	—	$1,602,723
Year ended December 31, 2009 Deducted in balance sheet from trade accounts receivable:	$10,000	12,663	13,113	$9,550
Allowance for doubtful accounts
Deducted in balance sheet from intangible assets:	$1,389,523	108,292	52	$1,497,763
Amortization of intangible assets
Year ended December 31, 2008 Deducted in balance sheet from trade accounts receivable:	$6,740	14,365	11,105	$10,000
Allowance for doubtful accounts
Deducted in balance sheet from intangible assets:	$1,282,542	106,981	—	$1,389,523
Amortization of intangible assets

LAMAR MEDIA CORP.
AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting
     The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
     Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2010, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
     We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010, and the financial statement schedule, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 25, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Lamar Media Corp.:
     We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana
February 25, 2011

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2010 and 2009
(In thousands, except share and per share data)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$88,565	$105,306
Receivables, net of allowance for doubtful accounts of $8,100 and $9,550 in 2010 and 2009	141,166	142,518
Prepaid expenses	40,046	40,588
Deferred income tax assets (note 6)	9,241	13,523
Other current assets	20,391	52,251

Total current assets	299,409	354,186

Property, plant and equipment	2,796,935	2,828,726
Less accumulated depreciation and amortization	(1,539,484)	(1,421,815)

Net property, plant and equipment	1,257,451	1,406,911

Goodwill (note 3)	1,415,983	1,414,131
Intangible assets, net (note 3)	569,189	669,938
Deferred financing costs net of accumulated amortization of $10,933 and $28,592 as of 2010 and 2009 respectively	41,218	30,660
Other assets	37,787	36,012

Total assets	$3,621,037	$3,911,838

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,208	$10,678
Current maturities of long-term debt (note 5)	5,694	118,009
Accrued expenses (note 4)	85,803	84,877
Deferred income	38,136	36,131

Total current liabilities	142,841	249,695

Long-term debt (note 5)	2,403,446	2,553,630
Deferred income tax liabilities (note 6)	120,083	148,765
Asset retirement obligation	173,673	160,260
Other liabilities	12,505	18,016

Total liabilities	2,852,548	3,130,366

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2010 and 2009	—	—
Additional paid-in-capital	2,562,765	2,534,783
Accumulated comprehensive income	6,110	5,248
Accumulated deficit	(1,800,386)	(1,758,559)

Stockholder’s equity	768,489	781,472

Total liabilities and stockholder’s equity	$3,621,037	$3,911,838

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Net revenues	$1,092,291	$1,056,065	$1,198,419

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	398,467	397,725	437,660
General and administrative expenses (exclusive of depreciation and amortization)	199,136	186,733	207,321
Corporate expenses (exclusive of depreciation and amortization)	47,377	42,265	49,398
Depreciation and amortization	312,703	336,725	331,654
Gain on disposition of assets	(4,900)	(5,424)	(7,363)

	952,783	958,024	1,018,670

Operating income	139,508	98,041	179,749

Other expense (income):
Loss on extinguishment of debt	17,402	—	—
Gain on disposition of investment	—	(1,445)	(1,814)
Interest income	(358)	(462)	(1,202)
Interest expense	185,875	191,917	157,918

	202,919	190,010	154,902

(Loss) income before income tax expense	(63,411)	(91,969)	24,847

Income tax (benefit) expense (note 6)	(23,213)	(36,146)	14,487

Net (loss) income	$(40,198)	$(55,823)	$10,360

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Deficit)
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share data)

			Accumulated
		Additional	Comprehensive
	Common	Paid-In	Income	Accumulated
	Stock	Capital	(Deficit)	Deficit	Total
Balance, December 31, 2007	$—	$2,492,880	$8,821	$(1,619,481)	$882,220
Contribution from parent	—	24,601	—	—	24,601
Comprehensive income (loss):
Foreign currency translations	—	—	(6,252)	—	(6,252)
Change in unrealized loss of hedging transaction	—	—	(3,635)	—	(3,635)
Net income	—	—	—	10,360	10,360

Net comprehensive income	—	—	—	—	473
Dividend to parent	—	—	—	(93,390)	(93,390)

Balance, December 31, 2008	$—	$2,517,481	$(1,066)	$(1,702,511)	$813,904
Contribution from parent	—	17,302	—	—	17,302
Comprehensive income (loss):
Foreign currency translations	—	—	2,500	—	2,500
Change in unrealized loss of hedging transaction, net of tax $2,398	—	—	3,814	—	3,814
Net loss	—	—	—	(55,823)	(55,823)

Net comprehensive loss	—	—	—	—	(49,509)
Dividend to parent	—	—	—	(225)	(225)

Balance, December 31, 2009	$—	$2,534,783	$5,248	$(1,758,559)	$781,472
Contribution from parent	—	27,982	—	—	27,982
Comprehensive income (loss):
Foreign currency translations	—	—	862	—	862
Net loss	—	—	—	(40,198)	(40,198)

Net comprehensive loss	—	—	—	—	(39,336)
Dividend to parent	—	—	—	(1,629)	(1,629)

Balance, December 31, 2010	$—	$2,562,765	$6,110	$(1,800,386)	$768,489

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(40,198)	$(55,823)	$10,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312,703	336,725	331,654
Non-cash compensation	17,839	12,462	9,005
Amortization included in interest expense	16,836	14,312	3,703
Loss on extinguishment of debt	17,402	—	—
Gain on disposition of assets and investments	(4,900)	(6,869)	(9,177)
Deferred income tax (benefit) expenses	(24,384)	(20,602)	25,781
Provision for doubtful accounts	8,736	12,663	14,365
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(4,539)	(2,083)	(11,013)
Prepaid expenses	2,581	5,959	599
Other assets	30,777	(14,628)	(17,170)
Increase (decrease) in:
Trade accounts payable	2,460	1,508	(4,452)
Accrued expenses	(275)	9,677	60
Other liabilities	(29,974)	(738)	(18,824)

Cash flows provided by operating activities	305,064	292,563	334,891

Cash flows from investing activities:
Capital expenditures	(43,452)	(38,815)	(198,070)
Acquisitions	(6,703)	(4,457)	(249,951)
Decrease in notes receivable	240	168	267
Proceeds from disposition of assets and investments	8,435	14,065	10,335

Cash flows used in investing activities	(41,480)	(29,039)	(437,419)

Cash flows from financing activities:
Net payments on credit agreement	(290,309)	(198,701)	(29,412)
Net proceeds from credit agreement refinancing	5,360	—	—
Payment on mirror note	—	(287,500)	—
Net payment on 7 1/4% notes	(389,647)	—	—
Debt issuance costs	(32,597)	(19,919)	(168)
Net proceeds from note offering	400,000	314,927	140,000
Dividends to parent	(1,629)	(225)	(93,390)
Contributions from parent	27,982	17,302	24,601

Cash flows (used in) provided by financing activities	(280,840)	(174,116)	41,631

Effect of exchange rate changes in cash and cash equivalents	515	1,759	(1,012)

Net (decrease) increase in cash and cash equivalents	(16,741)	91,167	(61,909)

Cash and cash equivalents at beginning of period	105,306	14,139	76,048

Cash and cash equivalents at end of period	$88,565	$105,306	$14,139

Supplemental disclosures of cash flow information:
Cash paid for interest	$176,352	$169,703	$149,417

Cash paid for state and federal income taxes	$3,496	$3,314	$3,933

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
     In addition, Lamar Media operates a logo sign business in 22 states throughout the United States as well as the province of Ontario, Canada. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.
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
(2) Non-cash Financing and Investing Activities
     For the years ended December 31, 2010, 2009 and 2008 there were no significant non-cash financing or investing activities.
(3) Goodwill and Other Intangible Assets
     The following is a summary of intangible assets at December 31, 2010 and December 31, 2009:

	Estimated	2010		2009
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$466,412	$441,641	$465,634	$429,674
Non-competition agreement	3—15	63,493	60,955	63,419	59,810
Site locations	15	1,375,298	833,418	1,371,968	741,599
Other	5—15	13,063	13,063	13,063	13,063

		$1,918,266	$1,349,077	$1,914,084	$1,244,146
Unamortizable Intangible Assets:
Goodwill		$1,668,749	$252,766	$1,666,897	$252,766
     The changes in the gross carrying amount of goodwill for the year ended December 31, 2010 are as follows:

Balance as of December 31, 2009	$1,666,897
Goodwill acquired during the year	1,703
Purchase price adjustments and other	149
Impairment losses	—

Balance as of December 31, 2010	$1,668,749

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
(4) Accrued Expenses
     The following is a summary of accrued expenses at December 31, 2010 and 2009:

	2010	2009
Payroll	$13,621	$11,568
Interest	37,350	44,663
Other	34,832	28,646

	$85,803	$84,877

(5) Long-term Debt
     Long-term debt consists of the following at December 31, 2010 and 2009:

	2010	2009
7 1/4% Senior Subordinated Notes	$—	$386,765
Senior Credit Agreement	808,875	1,092,763
7 7/8% Senior Subordinated Notes	400,000	—
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	206,689	205,077
6 5/8% Senior Subordinated Notes — Series C	265,672	264,062
9 3/4% Senior Notes	324,866	318,958
Other notes with various rates and terms	3,038	4,014

	2,409,140	2,671,639
Less current maturities	(5,694)	(118,009)

Long-term debt excluding current maturities	$2,403,446	$2,553,630

     Long-term debt matures as follows:

2011	$5,694
2012	$31,956
2013	$35,725
2014	$383,110
2015	$1,058,071
Later years	$894,584
     The maturities schedule above reflects the amortization of discount in the amount of $43,273.
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
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance of December 31, 2008	$868
Plus: additions based on tax positions related to the current year	35
Plus: additions for tax positions of prior years	16
Less: reductions made for tax positions of prior years	—
Less: reductions made for a lapse of the applicable statute of limitations	—
Settlements	—

Balance of December 31, 2009	$919
Plus: additions based on tax positions related to the current year	35
Plus: additions for tax positions of prior years	—
Less: reductions made for tax positions of prior years	—
Less: reductions made for a lapse of the applicable statute of limitations	(632)
Settlements	—

Balance of December 31, 2010	$322

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     Included in the balance of unrecognized benefits as of December 31, 2010 is $322, benefits that, if recognized in future periods, would impact our effective tax rate.
     To the extent penalties and interest would be assessed on any underpayment of income tax, such amounts have been accrued and included in our accrued current tax liability in our consolidated balance sheets. This is an accounting policy election we made that is a continuation of our historical policy and we intend to continue to consistently apply the policy in the future. During 2010, we accrued $35, in gross interest and penalties.
     We are subject to income taxes in the United States and in many of the 50 individual states. In addition, the Company is subject to income taxes in Canada and in the Commonwealth of Puerto Rico. We are open to examination in the United States and in various individual states for tax years ended December 2005 through December 2009. We are also open to examination for the years ended 2002-2003 resulting from net operating losses generated and available for carry forward from those years.
     We do not anticipate a significant change in the balance of unrecognized tax benefits within the next 12 months.
     As of December 31, 2010 and December 31, 2009, Lamar Media had income taxes receivable of $2,008 and $36,167 included in other current assets, respectively.
     Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, consists of:

	Current	Deferred	Total
Year ended December 31, 2010:
U.S. federal	$(1,290)	$(14,130)	$(15,420)
State and local	529	(3,607)	(3,078)
Foreign	1,932	(6,647)	(4,715)

	$1,171	$(24,384)	$(23,213)

Year ended December 31, 2009:
U.S. federal	$(19,691)	$(15,292)	$(34,983)
State and local	2,026	(2,991)	(965)
Foreign	2,121	(2,319)	(198)

	$(15,544)	$(20,602)	$(36,146)

Year ended December 31, 2008:
U.S. federal	$(13,560)	$25,425	$11,865
State and local	903	2,138	3,041
Foreign	1,363	(1,782)	(419)

	$(11,294)	$25,781	$14,487

     Income tax expense attributable to continuing operations for the years ended December 31, 2010, 2009 and 2008, differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent for 2010, 2009 and 2008, to income before income taxes as follows:

	2010	2009	2008
Computed expected tax (benefit) expense	$(22,193)	$(32,189)	$8,696
Increase (reduction) in income taxes resulting from:
Book expenses not deductible for tax purposes	662	816	1,482
Stock-based compensation	518	(3,534)	2,145
Amortization of non-deductible goodwill	3	1	19
State and local income taxes, net of federal income tax benefit	(4,205)	(628)	1,382
Undistributed earnings foreign subsidiaries	1,083	828	821
Valuation allowance	942	(9)	594
Other differences, net	(23)	(1,431)	(652)

	$(23,213)	$(36,146)	$14,487

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 are presented below:

	2010	2009
Current deferred tax assets:
Receivables, principally due to allowance for doubtful accounts	$5,445	$6,298
Tax credits	—	3,912
Accrued liabilities not deducted for tax purposes	3,368	2,890
Other	428	423

Net current deferred tax asset	$9,241	$13,523

	2010	2009
Non-current deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	$(36,134)	$(37,676)
Intangibles, due to differences in amortizable lives	(281,246)	(266,570)
Undistributed earnings of foreign subsidiary	(4,023)	(2,940)
Investment in partnership	(1,235)	(973)
Other, net	—	—

	$(322,638)	$(308,159)

Non-current deferred tax assets:
Plant and equipment, due to basis differences on acquisitions and costs capitalized for tax purposes	18,674	19,074
Investment in affiliates and plant and equipment, due to gains recognized for tax purposes and deferred for financial reporting purposes	943	933
Accrued liabilities not deducted for tax purposes	30,505	26,438
Net operating loss carry forward	79,061	46,063
Asset retirement obligation	57,060	51,857
Tax credits	18,600	16,288
Other, net	88	87
Charitable contributions carry forward	409	333

Total deferred tax assets	205,340	161,073
Less: valuation allowance	(2,785)	(1,679)

Total net deferred tax assets	202,555	159,394

Net non-current deferred tax liability	$(120,083)	$(148,765)

     During 2010, we generated $65,608 of U.S. net operating losses. As of December 31, 2010, we had approximately $150,448 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,201 is subject to an IRC §382 limitation of $11,793 per year. Theses carry forwards expire between 2022 through 2030. In addition, we have $18,242 of various credits available to offset future U.S. federal income tax.
     As of December 31, 2010 we have approximately $412,624 state net operating losses before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2010 and 2009 was $2,785 and $1,679, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2010, 2009, 2008 was an increase (decrease) of $1,106, $(13) and $594, respectively.
     During 2010, we generated $4,341 of Puerto Rico net operating losses. As of December 31, 2010, we had approximately $14,716 of Puerto Rico net operating losses available to offset future taxable income. These carryforwards expire between 2016 and 2020.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that we will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.
     We have a deferred tax liability of approximately $4,023 for the undistributed earnings of our foreign operations that arose in 2010 and prior years. We have recognized current year tax expense of approximately $1,083 for the undistributed earnings of our foreign operations in 2010. As of December 31, 2010, the undistributed earnings of these subsidiaries were approximately $11,493.
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
     As of December 31, 2010 and December 31, 2009, there was a payable to Lamar Advertising Company, its parent, in the amount of $7,105 and $7,075, respectively.
     Effective December 31, 2010 and December 31, 2009, Lamar Advertising Company contributed $27,982 and $17,302, respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.
(8) Quarterly Financial Data (Unaudited)

	Year 2010 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$244,103	$286,366	$286,138	$275,684
Net revenues less direct advertising expenses	$145,551	$186,541	$186,543	$175,189
Net (loss) income	$(24,898)	$(8,810)	$803	$(7,293)

	Year 2009 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$247,248	$274,736	$271,766	$262,315
Net revenues less direct advertising expenses	$146,267	$175,292	$174,136	$162,645
Net income (loss)	$(19,355)	$(12,997)	$(4,822)	$(18,649)

SCHEDULE 2
Lamar Media Corp.
and Subsidiaries
Valuation and Qualifying Accounts
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	Balance at	Charged to		Balance
	Beginning of	Costs and		at end
	Period	Expenses	Deductions	of Period
Year Ended December 31, 2010
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,550	8,736	10,186	$8,100
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,496,912	104,932	—	$1,601,844
Year Ended December 31, 2009
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,000	12,663	13,113	$9,550
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,388,671	108,293	52	$1,496,912
Year Ended December 31, 2008
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$6,740	14,365	11,105	$10,000
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,281,690	106,981	—	$1,388,671

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Lamar Advertising Company
None
Lamar Media Corp.
None
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.
     The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2010, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.
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
Lamar Media Corp.
     Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 59 of this combined Annual Report and is incorporated herein by reference.
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
Lamar Media Corp.
None
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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

LAMAR ADVERTISING COMPANY
February 25, 2011	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/25/11

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/25/11

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/25/11

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/25/11

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/25/11

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/25/11

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/25/11

/s/ Anny Reilly Anna Reilly	Director	2/25/11

/s/ Edward H. McDermott Edward H. McDermott	Director	2/25/11

/s/ John E. Koerner, III John E. Koerner, III	Director	2/25/11

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.
February 25, 2011	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/25/11

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/25/11

/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/25/11

/s/ C. Brent McCoy C. Brent McCoy	Executive Vice President of Business Development and Director	2/25/11

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3(c)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996 and incorporated herein by reference.

4(b)(1)	Indenture, dated as of December 23, 2002 among Lamar Media, certain subsidiaries of Lamar Media, as guarantors and Wachovia Bank of Delaware, National, as trustee, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002 and incorporated herein by reference.

4(b)(2)	Form of 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002 and incorporated herein by reference.

4(b)(3)	Form of 7 1/4% Exchange Note Due 2013.	Previously filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634) filed on January 21, 2003 and incorporated herein by reference.

4(b)(4)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 9, 2003, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4(b)(5)	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of October 7, 2003, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(6)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of April 5, 2004, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4(e)(8) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(9)	Release of Guaranty under the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.19 to Lamar Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(b)(10)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and the Bank of New York Trust Company, N.A., as Trustee, dated as of January 12, 2009, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4(b)(10) to Lamar Advertising’s Annual Report on Form 10 K for fiscal year ended December 31, 2009 (File No. 0 30242) filed on February 26, 2010, and incorporated herein by reference.

4(b)(11)	Supplemental Indenture to the Indenture dated as of December 23, 2002, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 22, 2010, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(c)(1)	Indenture, dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(2)	First Supplemental Indenture to the Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 16, 2003, relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(3)	Form of 2 7/8% Convertible Note due 2010.	Previously filed as an exhibit to the First Supplemental Indenture, dated as of June 16, 2003, between Lamar Media and Wachovia Bank of Delaware, National Association, which was previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(4)	Second Supplemental Indenture, dated as of July 3, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 2 7/8% Convertible Notes due 2010 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(c)(5)	Form of 2 7/8% Convertible Note due 2010 — Series B.	Previously filed as an exhibit to the Second Supplemental Indenture, dated as of July 3, 2007 between the Company and The Bank of New York Trust Company, N.A., which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(d)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

4(d)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(d)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(6) to Lamar Advertising’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010, and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(e)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(e)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(e)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(4) to Lamar Advertising’s Annual Report on Form 10 K for fiscal year ended December 31, 2009 (File No. 0 30242) filed on February 26, 2010, and incorporated herein by reference.

4(f)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(f)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(4) to Lamar Advertising’s Annual Report on Form 10 K for fiscal year ended December 31, 2009 (File No. 0 30242) filed on February 26, 2010, and incorporated herein by reference.

4(g)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

4(g)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

4(h)(1)	Indenture, dated as of April 22, 2010, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(h)(2)	Form of 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(h)(3)	Form of 7 7/8% Senior Subordinated Exchange Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010 and incorporated herein by reference.

4(i)	Subordinated Note (mirror note), dated as of September 30, 2005, by Lamar Media to the Company.	Previously filed as Exhibit 4(k) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

10(a)(1)*	Amended and Restated 1996 Equity Incentive Plan of Lamar Advertising Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2009 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)*	2009 Employee Stock Purchase Plan.	Previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 0-30242) filed on April 24, 2009 and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 19, 2010.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 22, 2010 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(1)	Credit Agreement, dated as of March 7, 2003, among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.38 to Lamar Media’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003 and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of January 28, 2004, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004 and incorporated herein by reference.

10(f)(3)	Joinder Agreement, dated as of October 7, 2003, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Premere Outdoor, Inc.	Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

10(f)(4)	Joinder Agreement, dated as of April 19, 2004, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Canadian Outdoor Company.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004 and incorporated herein by reference.

10(f)(5)	Joinder Agreement, dated as of January 19, 2005, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, by certain of Lamar Media’s subsidiaries.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005 and incorporated herein by reference.

10(g)(1)	Credit Agreement, dated as of September 30, 2005, between Lamar Media and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 30, 2005 and incorporated herein by reference.

10(g)(2)	Amendment No. 1, dated as of October 5, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10(g)(3)	Amendment No. 2, dated as of December 11, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

10(g)(4)	Amendment No. 3, dated as of March 28, 2007, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the Company, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(g)(5)	Amendment No. 4, dated as of April 2, 2009, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the Company, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 8, 2009 and incorporated herein by reference.

10(g)(6)	Joinder Agreement, dated as of July 21, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Daum Advertising Company, Inc.	Previously filed as Exhibit 10.18 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-138142) filed on October 23, 2006 and incorporated herein by reference.

10(g)(7)	Joinder Agreement, dated as of February 21, 2008, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(i)(7) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

10(h)	Tranche C Term Loan Agreement, dated as of February 6, 2004, among Lamar Media, the subsidiary guarantors party thereto, the Tranche C loan lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004 and incorporated herein by reference.

10(i)	Tranche D Term Loan Agreement, dated as of August 12, 2004, among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004 and incorporated herein by reference.

10(j)	Series A Incremental Loan Agreement, dated as of February 8, 2006, among Lamar Media, the subsidiary guarantors named therein, the Series A incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Company.	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(k)	Series B Incremental Loan Agreement, dated as of October 5, 2006, among Lamar Media, the subsidiary guarantors named therein, the Series B incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on October 6, 2006 and incorporated herein by reference.

10(l)	Series C Incremental Loan Agreement, dated as of December 21, 2006, among Lamar Media, Lamar Transit Advertising Canada Ltd., the subsidiary guarantors named therein, the Series C incremental lenders, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Toronto Branch, acting as sub-agent of the administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 22, 2006 and incorporated herein by reference.

10(m)	Series D Incremental Loan Agreement, dated as of January 17, 2007, among Lamar Advertising of Puerto Rico, Inc., Lamar Media, the subsidiary guarantors named therein, the Series D incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

10(n)	Series E Incremental Loan Agreement dated as of March 28, 2007 among Lamar Media, the subsidiary guarantors named therein, the Series E incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(o)	Series F Incremental Loan Agreement, dated as of March 28, 2007, among Lamar Media, the subsidiary guarantors named therein, the Series F incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(p)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media Corp., Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10(p)(2)	Amendment No. 1, dated as of June 11, 2010, to Credit Agreement dated as of April 28, 2010 by and among Lamar Media Corp., Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Filed herewith.

10(p)(3)	Amendment No. 2, dated as of November 18, 2010, to Credit Agreement dated as of April 28, 2010 by and among Lamar Media Corp., Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Filed herewith.

10(q)	Registration Rights Agreement, dated as of April 22, 2010, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

EXHIBIT
NUMBER	DESCRIPTION	METHOD OF FILING

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the combined Annual Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2010 and 2009 of Lamar Advertising and Lamar Media, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 of Lamar Advertising and Lamar Media, (iii) Consolidated Statements of Stockholder(’)s’ Equity and Comprehensive Income (Deficit) for the years ended December 31, 2010, 2009 and 2008 of Lamar Advertising and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 of Lamar Advertising and Lamar Media, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text of Lamar Advertising and Lamar Media.**

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.