Form 10-Q
period 2011-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2011-05-05
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware	72-1449411
Delaware	72-1205791
(State or other jurisdiction of incorporation or	(I.R.S Employer
organization)	Identification No.)

5321 Corporate Blvd., Baton Rouge, LA	70808
(Address of principal executive offices)	(Zip Code)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 2, 2011: 77,708,875
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 2, 2011: 15,122,865
The number of shares of Lamar Media Corp. common stock outstanding as of May 2, 2011: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;
•	the extent of any excess cash flow payments required under our senior credit facility for the fiscal year ending December 31, 2011;
•	the Company’s anticipated capital expenditures and acquisition activity;
•	the Company’s business plans, objectives, prospects, growth and operating strategies;
•	market opportunities and competitive positions;
•	estimated risks; and
•	stock price.
Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:
•	current economic conditions and their affect on the markets in which the Company operates;
•	the levels of expenditures on advertising in general and outdoor advertising in particular;
•	risks and uncertainties relating to the Company’s significant indebtedness;
•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;
•	increased competition within the outdoor advertising industry;
•	the regulation of the outdoor advertising industry;
•	the Company’s ability to renew expiring contracts at favorable rates;
•	the Company’s ability to successfully implement its digital deployment strategy;
•	the integration of any businesses that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of any acquisitions; and
•	changes in accounting principles, policies or guidelines.
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
For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2010 of the Company and Lamar Media (the “2010 Combined Form 10-K”), filed on February 25, 2011 and as such risk factors are updated, from time to time, in our combined Quarterly Reports on Form 10-Q.

CONTENTS

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamar Advertising Company
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7-12

Lamar Media Corp.
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	13
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010	14
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010	15
Note to Condensed Consolidated Financial Statements	16

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	24

ITEM 4. Controls and Procedures	24

PART II — OTHER INFORMATION

ITEM 6. Exhibits	25
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,441	$91,679
Receivables, net of allowance for doubtful accounts of $8,400 and $8,100 in 2011 and 2010	144,100	141,166
Prepaid expenses	59,094	40,046
Deferred income tax assets	9,205	9,241
Other current assets	29,284	27,277

Total current assets	274,124	309,409

Property, plant and equipment	2,809,052	2,796,935
Less accumulated depreciation and amortization	(1,561,094)	(1,539,484)

Net property, plant and equipment	1,247,958	1,257,451

Goodwill	1,426,704	1,426,135
Intangible assets	546,832	569,723
Deferred financing costs, net of accumulated amortization of $22,316 and $20,221 in 2011 and 2010, respectively	41,090	43,170
Other assets	40,755	43,073

Total assets	$3,577,463	$3,648,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,359	$13,208
Current maturities of long-term debt	5,523	5,694
Accrued expenses	88,691	96,542
Deferred income	40,948	38,136

Total current liabilities	148,521	153,580

Long-term debt	2,351,057	2,403,446
Deferred income tax liabilities	81,912	87,234
Asset retirement obligation	175,647	173,673
Other liabilities	14,229	12,505

Total liabilities	2,771,366	2,830,438

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2011 and 2010	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2011 and 2010	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,790,458 and 94,483,412 shares issued at 2011 and 2010, respectively; 77,707,806 and 77,484,562 issued and outstanding at 2011 and 2010, respectively	95	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 shares issued and outstanding at 2011 and 2010	15	15
Additional paid-in capital	2,392,778	2,389,125
Accumulated comprehensive income	6,842	6,110
Accumulated deficit	(705,115)	(691,784)
Cost of shares held in treasury, 17,082,652 and 16,998,850 shares in 2011 and 2010, respectively	(888,518)	(885,037)

Stockholders’ equity	806,097	818,523

Total liabilities and stockholders’ equity	$3,577,463	$3,648,961

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended
	March 31,
	2011	2010
Net revenues	$255,202	$244,103

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	99,551	98,552
General and administrative expenses (exclusive of depreciation and amortization)	51,067	47,071
Corporate expenses (exclusive of depreciation and amortization)	11,551	10,472
Depreciation and amortization	73,873	78,342
Gain on disposition of assets	(6,447)	(1,173)

	229,595	233,264

Operating income	25,607	10,839

Other expense (income)
Loss on extinguishment of debt	—	261
Interest income	(32)	(89)
Interest expense	43,620	49,330

	43,588	49,502

Loss before income tax benefit	(17,981)	(38,663)
Income tax benefit	(4,741)	(13,836)

Net loss	(13,240)	(24,827)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(13,331)	$(24,918)

Loss per share:
Basic and diluted loss per share	$(0.14)	$(0.27)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	92,681,351	91,983,549
Incremental common shares from dilutive stock options	—	—
Incremental common shares from convertible debt	—	—

Weighted average common shares diluted	92,681,351	91,983,549

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,240)	$(24,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,873	78,342
Non-cash equity-based compensation	2,132	2,761
Amortization included in interest expense	4,534	3,949
Gain on disposition of assets and investments	(6,447)	(1,173)
Loss on extinguishment of debt	—	261
Deferred tax benefit	(5,275)	(14,447)
Provision for doubtful accounts	1,175	2,011
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(4,281)	1,734
Prepaid expenses	(18,736)	(17,428)
Other assets	(2,097)	(1,017)
Increase (decrease) in:
Trade accounts payable	106	446
Accrued expenses	(8,794)	(18,781)
Other liabilities	2,876	(4,180)

Net cash provided by operating activities	25,826	7,651

Cash flows from investing activities:
Acquisitions	(6,742)	(1,326)
Capital expenditures	(28,813)	(8,341)
Proceeds from disposition of assets and investments	7,072	1,468
Payments received on notes receivable	148	157

Net cash used in investing activities	(28,335)	(8,042)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(3,481)	(1,629)
Net proceeds from issuance of common stock	1,522	2,363
Principal payments on long term debt	(54,955)	(79,755)
Debt issuance costs	—	(19)
Dividends	(91)	(91)

Net cash used in financing activities	(57,005)	(79,131)

Effect of exchange rate changes in cash and cash equivalents	276	233

Net decrease in cash and cash equivalents	(59,238)	(79,289)
Cash and cash equivalents at beginning of period	91,679	112,253

Cash and cash equivalents at end of period	$32,441	$32,964

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,494	$58,533

Cash paid for foreign, state and federal income taxes	$739	$704

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2010 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.
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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 13,500 shares of its Class A common stock during the three months ended March 31, 2011.
Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan reserved 924,000 shares of Class A common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan (2009 ESPP) was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the three months ended March 31, 2011:

Shares
Available for future purchases, January 1, 2011	331,795
Purchases	35,302

Available for future purchases, March 31, 2011	296,493

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2011 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2012. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2011, the Company has recorded $83 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each of the director’s one-year term. The Company recorded $32 non-cash compensation expense related to these awards for the three months ended March 31, 2011.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended
	March 31,
	2011	2010
Direct advertising expenses	$69,571	$74,640
General and administrative expenses	1,011	1,266
Corporate expenses	3,291	2,436

	$73,873	$78,342

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at March 31, 2011 and December 31, 2010:

	Estimated	March 31, 2011		December 31, 2010
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$467,094	$444,431	$466,412	$441,641
Non-competition agreements	3 – 15	63,496	61,194	63,493	60,955
Site locations	15	1,377,928	856,588	1,375,298	833,418
Other	5 – 15	13,608	13,081	13,608	13,074

		$1,922,126	$1,375,294	$1,918,811	$1,349,088

Unamortizable Intangible Assets:
Goodwill		$1,680,339	$253,635	$1,679,770	$253,635
5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2010	$173,673
Additions to asset retirement obligations	200
Accretion expense	2,618
Liabilities settled	(844)

Balance at March 31, 2011	$175,647

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
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2011 and December 31, 2010, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,415,847 and $1,380,705, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of March 31, 2011, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.
7. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of options and convertible debt. The number of dilutive shares excluded from this calculation resulting from the dilutive effect of options is 475,701 and 514,610 for the three months ended March 31, 2011 and 2010. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation of dilutive earnings per share because of their antidilutive effect is 0 and 66,169 for the three months ended March 31, 2011 and March 31, 2010, respectively.
8. Long-term Debt
Long-term debt consists of the following at March 31, 2011 and December 31, 2010:

	2011	2010
Senior Credit Agreement	$753,941	$808,875
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B	207,112	206,689
6 5/8% Senior Subordinated Notes — Series C	266,094	265,672
9 3/4% Senior Notes	326,461	324,866
Other notes with various rates and terms	2,972	3,038

	2,356,580	2,409,140
Less current maturities	(5,523)	(5,694)

Long-term debt, excluding current maturities	$2,351,057	$2,403,446

6 5/8% Senior Subordinated Notes
On August 16, 2005, Lamar Media Corp., issued $400,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
On August 17, 2006, Lamar Media Corp. issued $216,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015-Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s bank credit facility and repurchase the Company’s Class A common stock pursuant to its repurchase plan.
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
9 3/4% Senior Notes
On March 27, 2009, Lamar Media issued $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014. These notes are unsecured obligations and rank senior to all of our existing and future debt that is expressly subordinated in right of payment to the notes, including our 6 5/8% Senior Subordinated Notes due 2015, our 6 5/8% Senior Subordinated Notes due 2015 — Series B, our 6 5/8% Senior Subordinated Notes due 2015 — Series C and our 7 7/8% Senior Subordinated Notes due 2018. The notes will rank equally with all of our existing and future liabilities that are not so subordinated and will be effectively subordinated to all of our secured debt (to the extent of the value of the collateral securing such debt), including our senior credit facility, and structurally subordinated to all of the liabilities of any of our subsidiaries that do not guarantee the notes. The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489. The terms of the senior notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.
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
7 7/8% Senior Subordinated Notes
On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.
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
The Company used the proceeds of this offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes due 2013.
2010 Senior Credit Facility
On April 28, 2010, Lamar Media Corp. refinanced its existing senior credit facility with a new senior credit facility. The senior credit facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of (i) a $250,000 revolving credit facility, (ii) a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility and a $575,000 term loan B facility (collectively, the “Term facilities”) and (iii) a $300,000 incremental facility, which may be increased by up to an additional $200,000, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.
The remaining quarterly amortizations of the Term facilities as of March 31, 2011 is as follows:

	Term A-1	Term A-2	Term B
March 31, 2012	$3,375	$375	$1,183.7
June 30, 2012 — March 31, 2014	$6,750	$750	$1,183.7
June 30, 2014 — March 31, 2015	$13,500	$1,500	$1,183.7
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,183.7
December 31, 2015	$74,250	$8,250	$1,183.7
March 31, 2016 — September 30, 2016	$—	$—	$1,183.7
December 31, 2016	$—	$—	$442,701.0
In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under its senior credit facility that would be applied first to any outstanding term loans. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year.
As of March 31, 2011, there was $0 outstanding under the revolving facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. The company had $9,561 letters of credit outstanding as of March 31, 2011 resulting in $240,439 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement.

LAMAR ADVERTISING COMPANY
AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share and per share data)
The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:
•	dispose of assets;
•	incur or repay debt;
•	create liens;
•	make investments; and
•	pay dividends.
Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility the Company must maintain specified financial ratios and levels including:
•	a fixed charges ratio;
•	a senior debt ratio; and
•	a total holdings debt ratio.
Lamar Advertising and Lamar Media were in compliance with all of the terms of their indentures and the applicable senior credit agreement during the periods presented.
9. Fair Value of Financial Instruments
At March 31, 2011 and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,500,552, which exceeded both the gross and carrying amounts of $2,397,913 and $2,356,580, respectively, as of March 31, 2011.
10. Non-Cash Financing and Investing Activities
For the period ended March 31, 2011, the Company had a non-cash investing activity of $4,000 related to the purchase of an aircraft in January 2011 that had a total purchase price of $11,539. The non-cash portion of the purchase is related to deposits paid in prior periods.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,041	$88,565
Receivables, net of allowance for doubtful accounts of $8,400 and $8,100 in 2011 and 2010	144,100	141,166
Prepaid expenses	59,094	40,046
Deferred income tax assets	9,205	9,241
Other current assets	19,824	20,391

Total current assets	264,264	299,409

Property, plant and equipment	2,809,052	2,796,935
Less accumulated depreciation and amortization	(1,561,094)	(1,539,484)

Net property, plant and equipment	1,247,958	1,257,451

Goodwill	1,416,552	1,415,983
Intangible assets	546,306	569,189
Deferred financing costs net of accumulated amortization of $13,028 and $10,933 in 2011 and 2010, respectively	39,136	41,218
Other assets	35,472	37,787

Total assets	$3,549,688	$3,621,037

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,359	$13,208
Current maturities of long-term debt	5,523	5,694
Accrued expenses	77,953	85,803
Deferred income	40,948	38,136

Total current liabilities	137,783	142,841

Long-term debt	2,351,057	2,403,446
Deferred income tax liabilities	114,743	120,083
Asset retirement obligation	175,647	173,673
Other liabilities	14,229	12,505

Total liabilities	2,793,459	2,852,548

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2011 and 2010	—	—
Additional paid-in-capital	2,566,418	2,562,765
Accumulated comprehensive income	6,842	6,110
Accumulated deficit	(1,817,031)	(1,800,386)

Total stockholder’s equity	756,229	768,489

Total liabilities and stockholder’s equity	$3,549,688	$3,621,037

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2011	2010
Net revenues	$255,202	$244,103

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	99,551	98,552
General and administrative expenses (exclusive of depreciation and amortization)	51,067	47,071
Corporate expenses (exclusive of depreciation and amortization)	11,479	10,472
Depreciation and amortization	73,873	78,342
Gain on disposition of assets	(6,447)	(1,173)

	229,523	233,264

Operating income	25,679	10,839

Other expense (income)
Loss on extinguishment of debt	—	265
Interest income	(32)	(87)
Interest expense	43,620	49,294

	43,588	49,472

Loss before income tax benefit	(17,909)	(38,633)

Income tax benefit	(4,745)	(13,735)

Net loss	$(13,164)	$(24,898)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(13,164)	$(24,898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,873	78,342
Non-cash equity based compensation	2,132	2,761
Amortization included in interest expense	4,534	3,919
Gain on disposition of assets and investments	(6,447)	(1,173)
Loss on extinguishment of debt	—	265
Deferred tax benefit	(5,293)	(14,346)
Provision for doubtful accounts	1,175	2,011
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(4,281)	1,734
Prepaid expenses	(18,736)	(17,428)
Other assets	(2,083)	(273)
Increase (decrease) in:
Trade accounts payable	106	446
Accrued expenses	(8,794)	(19,620)
Other liabilities	3,296	(4,086)

Net cash provided by operating activities	26,318	7,654

Cash flows from investing activities:
Acquisitions	(6,742)	(1,326)
Capital expenditures	(28,813)	(8,341)
Proceeds from disposition of assets	7,072	1,468
Payment received on notes receivable	148	157

Net cash used in investing activities	(28,335)	(8,042)

Cash flows from financing activities:
Principle payments on long-term debt	(54,955)	(78,755)
Debt issuance costs	—	(19)
Dividend to parent	(3,481)	(1,629)
Contributions from parent	3,653	2,363

Net cash used in by financing activities	(54,783)	(78,040)

Effect of exchange rate changes in cash and cash equivalents	276	233

Net decrease in cash and cash equivalents	(56,524)	(78,195)
Cash and cash equivalents at beginning of period	88,565	105,306

Cash and cash equivalents at end of period	$32,041	$27,111

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,494	$58,527

Cash paid for foreign, state and federal income taxes	$739	$704

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
1. Significant Accounting Policies
The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2010 Combined Form 10-K.
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9 and 10 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2010 Combined Form 10-K filed on February 25, 2011, as supplemented by those risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.
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
Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2005, the Company completed acquisitions for an aggregate purchase price of approximately $649.1 million. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and the Company as a whole are not necessarily comparable on a year to year basis. However, during 2009 and 2010, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a total purchase price of $11.2 million, which was a reduction of approximately $392 million over the comparable two-year period ended 2008 and 2007. During the three months ended March 31, 2011, the Company completed acquisitions for a total purchase price of approximately $6.7 million in cash.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	(in thousands)
	2011	2010
Total capital expenditures:
Billboard — traditional	$8,681	$1,636
Billboard — digital	8,433	1,733
Logos	2,158	2,087
Transit	208	636
Land and buildings	599	579
Operating equipment	8,734	1,670

Total capital expenditures	$28,813	$8,341

RESULTS OF OPERATIONS
Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010
Net revenues increased $11.1 million or 4.5% to $255.2 million for the three months ended March 31, 2011 from $244.1 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $8.0 million or 3.6% over the prior period, an increase in logo sign revenue of $1.7 million, which represents an increase of 14.3% over the prior period, and a $1.4 million increase in transit revenue, which represents an increase of 12.9% over the prior period.
For the three months ended March 31, 2011, there was a $10.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2010, which represents an increase of 4.2%. See “Reconciliations” below. The $10.2 million increase in revenue primarily consists of a $7.7 million increase in billboard revenue, a $1.4 million net increase in transit revenue and a $1.0 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2010.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.1 million or 3.9% to $162.2 million for the three months ended March 31, 2011 from $156.1 million for the same period in 2010. There was a $5.0 million increase in operating expenses related to the operations of our outdoor advertising assets and a $1.1 million increase in corporate expenses.
Depreciation and amortization expense decreased $4.5 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the reduction in the level of non performing structures dismantled during the first quarter of 2011 over the same period in 2010.
The Company recorded a gain on disposition of assets of $6.4 million for the three months ended March 31, 2011, primarily resulting from the sale of its corporate aircraft, which was replaced by a new aircraft purchased in January 2011.
Due to the above factors, operating income increased $14.8 million to $25.6 million for the three months ended March 31, 2011 compared to $10.8 million for the same period in 2010.
Interest expense decreased $5.7 million from $49.3 million for the three months ended March 31, 2010, to $43.6 million for the three months ended March 31, 2011, due to the reduction in total debt outstanding in addition to a decrease in interest rates primarily resulting from the Company’s refinancing of its senior credit facility in 2010.
The increase in operating income and the decrease in interest expense resulted in a $20.7 million decrease in net loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $9.1 million for the three months ended March 31, 2011 over the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was 26.4%, which is less than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2011 of $13.2 million, as compared to a net loss of $24.8 million for the same period in 2010.
Reconciliations:
Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue for the three months ended March 31, 2010 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2010 that corresponds with the actual period we have owned the assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 reported net revenue for the three months ended March 31, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2010
(in thousands)
Reported net revenue	$244,103
Acquisition net revenue	910

Acquisition-adjusted net revenue	$245,013

Comparison of 2011 Reported Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Reported net revenue	$255,202	$244,103
Acquisition net revenue	—	910

Adjusted totals	$255,202	$245,013

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
Sources of Cash
Total Liquidity at March 31, 2011. As of March 31, 2011 we had approximately $272.8 million of total liquidity, which is comprised of approximately $32.4 million in cash and cash equivalents and the ability to draw approximately $240.4 million under our revolving senior credit facility.
Cash Generated by Operations. For the three months ended March 31, 2011 and 2010 our cash provided by operating activities was $25.8 million and $7.7 million, respectively. While our net loss was approximately $13.2 million for the three months ended March 31, 2011, we generated cash from operating activities of $25.8 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $70.0 million, which primarily consisted of depreciation and amortization of $73.9 million partially offset by the recognition of deferred tax benefits of $5.3 million. In addition, there was an increase in working capital of $30.9 million. We expect to generate cash flows from operations during 2011 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash generated principally for reducing outstanding indebtedness. See “— Cash Flows” for more information.
Credit Facilities. As of March 31, 2011, Lamar Media had approximately $240.4 million of unused capacity under the revolving credit facility included in its senior credit facility. As of March 31, 2011, the aggregate balance outstanding under its senior credit facility was $753.9 million.

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
     Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes) and $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes and the 7 7/8% Notes indentures.
     In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
•	up to $1.3 billion of indebtedness under its senior credit facility is allowable under the 6 5/8% Notes indenture, which limit is $1.4 billion under the 9 3/4% Notes indenture and $1.5 billion under the 7 7/8% Notes indenture;
•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;
•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;
•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and
•	additional debt not to exceed $50 million ($75 million under the 7 7/8% Notes indenture).
     Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At March 31, 2011 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:
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
     Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under its senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. This percentage is subject to reduction as follows for fiscal years ending on or after December 31, 2010: (i) to 25% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 but greater than 4.00 to 1.00 as at the last day of such fiscal year and (ii) to 0% if the total holdings debt ratio is less than or equal to 4.00 to 1.00 as at the last day of such fiscal year. At December 31, 2010, the Company was not required to make a mandatory prepayment since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility. Currently we do not anticipate that a mandatory prepayment will be required for the fiscal year ending 2011.
     The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2011. All debt obligations are reflected on the Company’s balance sheet.
Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $28.8 million for the three months ended March 31, 2011. We anticipate our 2011 total capital expenditures will be approximately $100 million.
Acquisitions. During the three months ended March 31, 2011, the Company financed its acquisition activity of $6.7 million with cash on hand. In light of the current economic environment, the Company plans to continue to limit acquisition activity during 2011 with no material spending currently planned for acquisitions.
Optional Prepayments. During the quarter ended March 31, 2011, Lamar Media reduced outstanding indebtedness under its senior credit facility in the amount of $54.9 million, of which, $4.9 million was a prepayment of the scheduled December 2011 amortization and $50.0 million was an optional prepayment under the Term Loan B facility.

Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related note.
RESULTS OF OPERATIONS
Three Months ended March 31, 2011 compared to Three Months ended March 31, 2010
Net revenues increased $11.1 million or 4.5% to $255.2 million for the three months ended March 31, 2011 from $244.1 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $8.0 million or 3.6% over the prior period, an increase in logo sign revenue of $1.7 million, which represents an increase of 14.3% over the prior period, and a $1.4 million increase in transit revenue, which represents an increase of 12.9% over the prior period.
For the three months ended March 31, 2011, there was a $10.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2010, which represents an increase of 4.2%. See “Reconciliations” below. The $10.2 million increase in revenue primarily consists of a $7.7 million increase in billboard revenue, a $1.4 million net increase in transit revenue and a $1.0 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2010.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.0 million or 3.8% to $162.1 million for the three months ended March 31, 2011 from $156.1 million for the same period in 2010. There was a $5.0 million increase in operating expenses related to the operations of our outdoor advertising assets and a $1.0 million increase in corporate expenses.
Depreciation and amortization expense decreased $4.5 million for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, primarily due to the reduction in the level of non performing structures dismantled during the first quarter of 2011 over the same period in 2010.
Lamar Media recorded a gain on disposition of assets of $6.4 million for the three months ended March 31, 2011, primarily resulting from the sale of its corporate aircraft, which was replaced by a new aircraft purchased in January 2011.
Due to the above factors, operating income increased $14.9 million to $25.7 million for the three months ended March 31, 2011 compared to $10.8 million for the same period in 2010.
Interest expense decreased $5.7 million from $49.3 million for the three months ended March 31, 2010, to $43.6 million for the three months ended March 31, 2011, due to the reduction in total debt outstanding as well as a decrease in interest rates primarily resulting from the Company’s refinancing of its senior credit facility in 2010.
The increase in operating income and the decrease in interest expense resulted in a $20.7 million decrease in net loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $9.0 million for the three months ended March 31, 2011 over the same period in 2010. The effective tax rate for the three months ended March 31, 2011 was 26.5%, which is less than the statutory rates due to permanent differences resulting from non deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2011 of $13.2 million, as compared to a net loss of $24.9 million for the same period in 2010.

Reconciliations:
Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue for the three months ended March 31, 2010 by adding to it the net revenue generated by the acquired assets prior to our acquisition of them for the same time frame that those assets were owned in the three months ended March 31, 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2010 that corresponds with the actual period we have owned the assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 reported net revenue for the three months ended March 31, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended
March 31, 2010
(in thousands)
Reported net revenue	$244,103
Acquisition net revenue	910

Acquisition-adjusted net revenue	$245,013

Comparison of 2011 Reported Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Three months ended
	March 31,
	2011	2010
	(in thousands)
Reported net revenue	$255,202	$244,103
Acquisition net revenue	—	910

Adjusted totals	$255,202	$245,013

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2011 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2010 Combined Form 10-K.
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
At March 31, 2011 there was approximately $753.9 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 32.0% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2011 with respect to borrowings under the senior credit facility was $7.8 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2011 was 3.7%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.7% rather than 3.7%), then the Company’s three months ended March 31, 2011 interest expense would have been approximately $3.9 million higher resulting in a $2.8 million increase in the Company’s net loss for the three months ended March 31, 2011.
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

LAMAR ADVERTISING COMPANY
DATED: May 4, 2011	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.
DATED: May 4, 2011	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Summary of Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 17, 2011 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 of Lamar Advertising and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 of Lamar Advertising and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 of Lamar Advertising and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text of Lamar Advertising and Lamar Media.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.