Form 10-Q
period 2011-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2011-08-05
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2011: 94,858,706
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2011: 15,122,865
The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2011: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:
•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	how the Company expects to fund future acquisition activity;

•	cash flows from operations for the fiscal year ending December 31, 2011 exceeding cash needs for operations and capital expenditures;

•	the extent of any excess cash flow payments required under our senior credit facility for the fiscal year ending December 31, 2011;

•	the sufficiency of cash on hand, cash available under the Company’s senior credit facility and future cash flows from operations to meet the Company’s operating needs;

•	the Company’s anticipated capital expenditures and acquisition activity;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	market opportunities and competitive positions;

•	estimated risks; and

•	stock price.
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

CONTENTS

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamar Advertising Company
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7-10

Lamar Media Corp.
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	11
Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010	12
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	13
Note to Condensed Consolidated Financial Statements	14

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II — OTHER INFORMATION

ITEM 6. Exhibits	24
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	— FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$18,663	$91,679
Receivables, net of allowance for doubtful accounts of $8,700 and $8,100 in 2011 and 2010, respectively	165,876	141,166
Prepaid expenses	59,063	40,046
Deferred income tax assets	9,539	9,241
Other current assets	26,731	27,277

Total current assets	279,872	309,409

Property, plant and equipment	2,827,552	2,796,935
Less accumulated depreciation and amortization	(1,597,426)	(1,539,484)

Net property, plant and equipment	1,230,126	1,257,451

Goodwill	1,426,826	1,426,135
Intangible assets	521,537	569,723
Deferred financing costs, net of accumulated amortization of $24,418 and $20,221 in 2011 and 2010, respectively	39,020	43,170
Other assets	40,868	43,073

Total assets	$3,538,249	$3,648,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,610	$13,208
Current maturities of long-term debt	713	5,694
Accrued expenses	89,726	96,542
Deferred income	50,943	38,136

Total current liabilities	153,992	153,580

Long-term debt	2,285,008	2,403,446
Deferred income tax liabilities	86,544	87,234
Asset retirement obligation	177,467	173,673
Other liabilities	14,327	12,505

Total liabilities	2,717,338	2,830,438

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2011 and 2010	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2011 and 2010	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,858,506 and 94,483,412 shares issued at 2011 and 2010, respectively; 77,775,854 and 77,484,562 issued and outstanding at 2011 and 2010, respectively	95	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 shares issued and outstanding at 2011 and 2010	15	15
Additional paid-in capital	2,396,588	2,389,125
Accumulated comprehensive income	6,511	6,110
Accumulated deficit	(693,780)	(691,784)
Cost of shares held in treasury, 17,082,652 and 16,998,850 shares in 2011 and 2010, respectively	(888,518)	(885,037)

Stockholders’ equity	820,911	818,523

Total liabilities and stockholders’ equity	$3,538,249	$3,648,961

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$293,345	$286,366	$548,547	$530,469

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	103,058	99,825	202,609	198,377
General and administrative expenses (exclusive of depreciation and amortization)	48,572	48,275	99,639	95,346
Corporate expenses (exclusive of depreciation and amortization)	10,797	12,276	22,348	22,748
Depreciation and amortization	72,410	78,165	146,283	156,507
Gain on disposition of assets	(911)	(1,446)	(7,358)	(2,619)

	233,926	237,095	463,521	470,359

Operating income	59,419	49,271	85,026	60,110

Other expense (income)
Loss on extinguishment of debt	—	17,137	—	17,398
Interest income	(51)	(87)	(83)	(176)
Interest expense	43,307	46,640	86,927	95,970

	43,256	63,690	86,844	113,192

Income (loss) before income tax expense	16,163	(14,419)	(1,818)	(53,082)
Income tax expense (benefit)	4,737	(5,482)	(4)	(19,318)

Net income (loss)	11,426	(8,937)	(1,814)	(33,764)
Preferred stock dividends	91	91	182	182

Net income (loss) applicable to common stock	$11,335	$(9,028)	$(1,996)	$(33,946)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.12	$(0.10)	$(0.02)	$(0.37)

Diluted earnings (loss) per share	$0.12	$(0.10)	$(0.02)	$(0.37)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	92,840,263	92,202,404	92,760,807	92,115,868
Incremental common shares from dilutive stock options	356,542	—	—	—
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	93,196,805	92,202,404	92,760,807	92,115,868

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,814)	$(33,764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,283	156,507
Non-cash equity based compensation	4,678	7,800
Amortization included in interest expense	9,141	8,042
Gain on disposition of assets	(7,358)	(2,619)
Loss on extinguishment of debt	—	17,398
Deferred tax benefit	(1,207)	(20,406)
Provision for doubtful accounts	2,716	3,779
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,008)	(9,274)
Prepaid expenses	(18,535)	(16,617)
Other assets	306	(385)
Increase (decrease) in:
Trade accounts payable	(523)	(826)
Accrued expenses	(7,771)	(11,675)
Other liabilities	1,531	(4,790)

Net cash provided by operating activities	110,439	93,170

Cash flows from investing activities:
Acquisitions	(9,181)	(1,354)
Capital expenditures	(54,653)	(15,688)
Proceeds from disposition of assets	9,293	3,726
Payments received on notes receivable	180	197

Net cash used in investing activities	(54,361)	(13,119)

Cash flows from financing activities:
Debt issuance costs	—	(32,274)
Cash used for purchase of treasury stock	(3,481)	(1,629)
Net proceeds from issuance of common stock	2,786	3,971
Net payments under senior credit agreement	(128,441)	(150,198)
Net proceeds from senior credit agreement refinancing	—	5,360
Payment on convertible notes	—	(1,000)
Proceeds from note offering	—	400,000
Net payment on 7 1/4% Senior Subordinated Notes due 2013	—	(389,647)
Dividends	(182)	(182)

Net cash used in financing activities	(129,318)	(165,599)

Effect of exchange rate changes in cash and cash equivalents	224	171
Net decrease in cash and cash equivalents	(73,016)	(85,377)
Cash and cash equivalents at beginning of period	91,679	112,253

Cash and cash equivalents at end of period	$18,663	$26,876

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,812	$95,862

Cash paid for foreign, state and federal income taxes	$1,069	$2,106

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 32,000 shares of its Class A common stock during the six months ended June 30, 2011.
Stock Purchase Plan. The Company’s previous plan, the 2000 Employee Stock Purchase Plan or the 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of Class A common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan or 2009 ESPP was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the six months ended June 30, 2011:

Shares
Available for future purchases, January 1, 2011	331,795
Purchases	70,131

Available for future purchases, June 30, 2011	261,664

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2011 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2012. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2011, the Company has recorded $500 as non-cash compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each of the directors’ one year term. The Company recorded a $181 non-cash compensation expense related to these awards for the six months ended June 30, 2011.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Direct advertising expenses	$68,675	$74,476	$138,246	$149,116
General and administrative expenses	1,059	1,250	2,070	2,516
Corporate expenses	2,676	2,439	5,967	4,875

	$72,410	$78,165	$146,283	$156,507

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at June 30, 2011 and December 31, 2010.

	Estimated	June 30, 2011		December 31, 2010
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$467,151	$447,107	$466,412	$441,641
Non-competition agreements	3—15	63,496	61,414	63,493	60,955
Site locations	15	1,378,544	879,652	1,375,298	833,418
Other	5—15	13,608	13,089	13,608	13,074

		1,922,799	1,401,262	$1,918,811	$1,349,088
Unamortizable intangible assets:
Goodwill		$1,680,461	$253,635	$1,679,770	$253,635
5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2010	$173,673
Additions to asset retirement obligations	268
Accretion expense	5,253
Liabilities settled	(1,727)

Balance at June 30, 2011	$177,467

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
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2011 and December 31, 2010, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,492,120 and $1,380,705, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of June 30, 2011, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
7. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of options and convertible debt. The number of dilutive shares excluded from this calculation resulting from the antidilutive effect of options is 512,466 for the three months ended June 30, 2010 and 419,367 and 511,335 for the six months ended June 30, 2011 and 2010, respectively. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 49,125 and 57,646 for the three and six months ended June 30, 2010, respectively.
8. Long-term Debt
Long-term debt consists of the following at June 30, 2011 and December 31, 2010:

	2011	2010
Senior Credit Facility	$680,477	$808,875
7 7/8% Senior Subordinated Notes due 2018	400,000	400,000
6 5/8% Senior Subordinated Notes due 2015	400,000	400,000
6 5/8% Senior Subordinated Notes — Series B due 2015	207,543	206,689
6 5/8% Senior Subordinated Notes — Series C due 2015	266,523	265,672
9 3/4% Senior Notes due 2014	328,106	324,866
Other notes with various rates and terms	3,072	3,038

	2,285,721	2,409,140
Less current maturities	(713)	(5,694)

Long-term debt, excluding current maturities	$2,285,008	$2,403,446

For the six months ended June 30, 2011 the Company reduced the outstanding balance of its senior credit facility by $128,398, which included optional prepayments of approximately $110,000. The remaining quarterly amortization of the term facilities included in Lamar Media’s senior credit facility (the “Term facilities”) as of June 30, 2011 is set forth below and reflects adjustments resulting from the Company’s optional prepayments.

	Term A-1	Term A-2	Term B
September 30, 2012 — March 31, 2014	$6,750	$750	$1,030.6
June 30, 2014 — March 31, 2015	$13,500	$1,500	$1,030.6
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,030.6
December 31, 2015	$74,250	$8,250	$1,030.6
March 31, 2016 — September 30, 2016	$—	$—	$1,030.6
December 31, 2016	$—	$—	$385,456.2
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
As of June 30, 2011, there was $0 outstanding under the revolving facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. The company had $9,561 letters of credit outstanding as of June 30, 2011 resulting in $240,439 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
9. Fair Value of Financial Instruments
At June 30, 2011 and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,411,537, which exceeded both the gross and carrying amounts of $2,324,549 and $2,285,721, respectively, as of June 30, 2011.
10. Non-Cash Financing and Investing Activities
For the period ended June 30, 2011, the Company had a non-cash investing activity of $4,000 related to the purchase of an aircraft in January 2011 that had a total purchase price of $11,539. The non-cash portion of the purchase is related to deposits paid in prior periods.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,354	$88,565
Receivables, net of allowance for doubtful accounts of $8,700 and $8,100 in 2011 and 2010, respectively.	165,876	141,166
Prepaid expenses	59,063	40,046
Deferred income tax assets	9,539	9,241
Other current assets	17,394	20,391

Total current assets	270,226	299,409

Property, plant and equipment	2,827,552	2,796,935
Less accumulated depreciation and amortization	(1,597,426)	(1,539,484)

Net property, plant and equipment	1,230,126	1,257,451

Goodwill	1,416,674	1,415,983
Intangible assets	521,018	569,189
Deferred financing costs net of accumulated amortization of $15,130 and $10,933 in 2011 and 2010, respectively	37,066	41,218
Other assets	35,583	37,787

Total assets	$3,510,693	$3,621,037

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,610	$13,208
Current maturities of long-term debt	713	5,694
Accrued expenses	78,988	85,803
Deferred income	50,943	38,136

Total current liabilities	143,254	142,841

Long-term debt	2,285,008	2,403,446
Deferred income tax liabilities	119,494	120,083
Asset retirement obligation	177,467	173,673
Other liabilities	14,327	12,505

Total liabilities	2,739,550	2,852,548

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2011 and 2010	—	—
Additional paid-in-capital	2,570,227	2,562,765
Accumulated comprehensive income	6,511	6,110
Accumulated deficit	(1,805,595)	(1,800,386)

Stockholder’s equity	771,143	768,489

Total liabilities and stockholder’s equity	$3,510,693	$3,621,037

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$293,345	$286,366	$548,547	$530,469

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	103,058	99,825	202,609	198,377
General and administrative expenses (exclusive of depreciation and amortization)	48,572	48,275	99,639	95,346
Corporate expenses (exclusive of depreciation and amortization)	10,671	12,276	22,150	22,748
Depreciation and amortization	72,410	78,165	146,283	156,507
Gain on disposition of assets	(911)	(1,446)	(7,358)	(2,619)

	233,800	237,095	463,323	470,359

Operating income	59,545	49,271	85,224	60,110

Other expense (income)
Loss on extinguishment of debt	—	17,137	—	17,402
Interest income	(51)	(85)	(83)	(172)
Interest expense	43,307	46,583	86,927	95,877

	43,256	63,635	86,844	113,107

Income (loss) before income tax expense	16,289	(14,364)	(1,620)	(52,997)

Income tax expense (benefit)	4,853	(5,554)	108	(19,289)

Net income (loss)	$11,436	$(8,810)	$(1,728)	$(33,708)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,728)	$(33,708)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	146,283	156,507
Non-cash equity based compensation	4,678	7,800
Amortization included in interest expense	9,141	7,990
Gain on disposition of assets	(7,358)	(2,619)
Loss on extinguishment of debt	—	17,402
Deferred tax benefit	(1,106)	(20,377)
Provision for doubtful accounts	2,716	3,779
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(17,008)	(9,274)
Prepaid expenses	(18,535)	(16,617)
Other assets	317	(385)
Increase (decrease) in:
Trade accounts payable	(523)	(826)
Accrued expenses	(7,771)	(11,675)
Other liabilities	(721)	(4,791)

Net cash provided by operating activities	108,385	93,206

Cash flows from investing activities:
Acquisitions	(9,181)	(1,354)
Capital expenditures	(54,653)	(15,688)
Proceeds from disposition of assets	9,293	3,726
Payment received on notes receivable	180	197

Net cash used in investing activities	(54,361)	(13,119)

Cash flows from financing activities:
Debt issuance costs	—	(32,274)
Net proceeds from note offering	—	400,000
Net payment on 7 1/4% Senior Subordinated Notes due 2013	—	(389,647)
Payments on senior credit agreement	(128,441)	(150,198)
Net proceeds from senior credit agreement refinancing	—	5,360
Contributions from parent	7,463	3,971
Dividend to parent	(3,481)	(1,629)

Net cash used in financing activities	(124,459)	(164,417)

Effect of exchange rate changes in cash and cash equivalents	224	171
Net decrease in cash and cash equivalents	(70,211)	(84,159)
Cash and cash equivalents at beginning of period	88,565	105,306

Cash and cash equivalents at end of period	$18,354	$21,147

Supplemental disclosures of cash flow information:
Cash paid for interest	$77,812	$95,821

Cash paid for foreign, state and federal income taxes	$1,069	$2,106

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
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
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
Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2005, the Company completed acquisitions for an aggregate purchase price of approximately $651.5 million. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and the Company as a whole are not necessarily comparable on a year to year basis. However, during 2009 and 2010, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a total purchase price of $11.2 million, which was a reduction of approximately $392 million over the comparable two-year period ended 2007 and 2008. During the six months ended June 30, 2011, the Company completed acquisitions for a total purchase price of approximately $9.2 million in cash.
Growth of the Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Total capital expenditures:
Billboard — traditional	$8,621	$873	$17,302	$2,509
Billboard — digital	11,665	2,937	20,098	4,670
Logos	2,522	1,981	4,680	4,068
Transit	264	38	472	674
Land and buildings	213	—	812	579
Operating equipment	2,555	1,518	11,289	3,188

Total capital expenditures	$25,840	$7,347	$54,653	$15,688

RESULTS OF OPERATIONS
Six Months ended June 30, 2011 compared to Six Months ended June 30, 2010
Net revenues increased $18.0 million or 3.4% to $548.5 million for the six months ended June 30, 2011 from $530.5 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $12.4 million or 2.6% over the prior period, an increase in logo sign revenue of $3.5 million, which represents an increase of 14.2% over the prior period, and a $2.1 million increase in transit revenue, which represents an increase of 8.5% over the prior period.

For the six months ended June 30, 2011, there was a $16.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2010. The $16.1 million increase in revenue primarily consists of an $11.7 million increase in billboard revenue, a $1.9 million increase in logo revenue and a $2.5 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2010. This increase in revenue represents an increase of 3.0% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.1 million or 2.6% to $324.6 million for the six months ended June 30, 2011 from $316.5 million for the same period in 2010. There was an $8.5 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.4 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of decreases in non-cash compensation expense related to performance-based stock awards as compared to the same period in 2010.
Depreciation and amortization expense decreased $10.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to a reduction in the number of non performing structures dismantled during the period, as compared to the six months ended June 30, 2010.
The Company recorded a gain on disposition of assets of $7.4 million for the six months ended June 30, 2011, primarily resulting from the sale of its corporate aircraft, which was replaced by a new aircraft purchased in January 2011.
Due to the above factors, operating income increased $24.9 million to $85.0 million for the six months ended June 30, 2011 compared to $60.1 million for the same period in 2010.
Interest expense decreased approximately $9.1 million from $96.0 million for the six months ended June 30, 2010 to $86.9 million for the six months ended June 30, 2011, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the refinancing of the Company’s senior credit facility during 2010.
During the six months ended June 30, 2011 the Company did not have any refinancing transactions. During the comparable period in 2010, however, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions related to Lamar Media’s 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”). Approximately $12.6 million of the loss consisted of a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase the 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income, decrease in interest expense and the decrease in the loss on extinguishment of debt discussed above, resulted in a $51.3 million decrease in loss before income taxes. The Company recorded an income tax benefit of $4 thousand for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2011 was 0.2%, which is lower than the statutory rate due to a change in Puerto Rico’s federal tax rate during the period.
As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2011 of $1.8 million, as compared to a net loss of $33.8 million for the same period in 2010.
Three Months ended June 30, 2011 compared to Three Months ended June 30, 2010
Net revenues increased $6.9 million or 2.4% to $293.3 million for the three months ended June 30, 2011 from $286.4 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $4.4 million or 1.7% over the prior period, an increase in logo revenue of $1.8 million or 14.1% increase and a $0.8 million increase in transit revenue over the prior period, which represents an increase of 5.3% over the prior period.
For the three months ended June 30, 2011, there was a $6.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2010. The $6.0 million increase in revenue primarily consists of a $4.0 million increase in billboard revenue, a $0.9 million increase in logo revenue and a $1.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2010. This increase in revenue represents an increase of 2.1% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $2.0 million or 1.3% to $162.4 million for the three months ended June 30, 2011 from $160.4 million for the same period in 2010. There was a $3.5 million increase in operating expenses related to the operations of our outdoor advertising assets and a $1.5 million decrease in corporate expenses.

The decrease in corporate expenses is primarily a result of a decrease in non-cash compensation expense related to performance-based stock awards as compared to the same period in 2010.
Depreciation and amortization expense decreased $5.8 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to the reduction in dismantles related to non performing structures as compared to the same period ended in 2010.
Due to the above factors, operating income increased $10.1 million to $59.4 million for the three months ended June 30, 2011 compared to $49.3 million for the same period in 2010.
During the three months ended June 30, 2011, the Company did not have any refinancing transactions. For the three months ended June 30, 2010, however, the Company recognized a $17.1 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions. Approximately $12.3 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net loss related to the tender offer and extinguishment of the 7 1/4% Notes.
Interest expense decreased $3.3 million from $46.6 million for the three months ended June 30, 2010, to $43.3 million for the three months ended June 30, 2011, primarily due to a reduction in overall indebtedness over the comparable period in 2010.
The increase in operating income, decrease in interest expense and the decrease in loss on debt extinguishment described above, resulted in a $30.6 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $10.2 million for the three months ended June 30, 2011 over the same period in 2010. The effective tax rate for the three months ended June 30, 2011 was 29.3%.
As a result of the above factors, the Company recognized net income for the three months ended June 30, 2011 of $11.4 million, as compared to a net loss of $8.9 million for the same period in 2010.
Reconciliations:
Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue for the three and six months ended June 30, 2010 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2010 that corresponds with the actual period we have owned the assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
	(in thousands)	(in thousands)
Reported net revenue	$286,366	$530,469
Acquisition net revenue	1,027	1,937

Acquisition-adjusted net revenue	$287,393	$532,406

Comparison of 2011 Reported Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reported net revenue	$293,345	$286,366	$548,547	$530,469
Acquisition net revenue	—	1,027	—	1,937

Adjusted totals	$293,345	$287,393	$548,547	$532,406

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
Sources of Cash
Total Liquidity at June 30, 2011. As of June 30, 2011 we had approximately $259.1 million of total liquidity, which is comprised of approximately $18.7 million in cash and cash equivalents and the ability to draw approximately $240.4 million under our revolving senior credit facility.
Cash Generated by Operations. For the six months ended June 30, 2011 and 2010 our cash provided by operating activities was $110.4 million and $93.2 million, respectively. While our net loss was approximately $1.8 million for the six months ended June 30, 2011, we generated cash from operating activities of $110.4 million during that same period, primarily due to non-cash adjustments needed to reconcile net loss to cash provided by operating activities of $154.3 million, which primarily consisted of depreciation and amortization of $146.3 million. In addition, there was an increase in working capital of $42.0 million. We expect to generate cash flows from operations during 2011 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash generated principally for reducing outstanding indebtedness. See — “Cash Flows” for more information.
Credit Facilities. As of June 30, 2011, Lamar Media had approximately $240.4 million of unused capacity under the revolving credit facility included in its senior credit facility, and the aggregate balance outstanding under its senior credit facility was $680.5 million.
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
Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $400.0 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $216.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $275.0 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes) and $400 million 7 7/8% Senior Subordinated Notes due 2018 issued in April 2010 (the “7 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes and the 7 7/8% Notes indentures.
In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:
•	up to $1.3 billion of indebtedness under its senior credit facility allowable under the 6 5/8% Notes indentures, which limit is $1.4 billion under the 9 3/4% Notes indenture and $1.5 billion under the 7 7/8% Notes indenture;

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $50 million ($75 million under the 7 7/8% Notes indenture).

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At June 30, 2011, and currently, Lamar Media was in compliance with all such tests under its senior credit facility. We must be in compliance with the following financial ratios under our senior credit facility:
•	a total holdings debt ratio, defined as total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended, as set forth below:

Period	Ratio
March 31, 2011 through and including December 30, 2011	7.00 to 1.00
December 31, 2011 through and including March 30, 2012	6.75 to 1.00
March 31, 2012 through and including March 30, 2013	6.25 to 1.00
From and after March 31, 2013	6.00 to 1.00
•	a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended, as set forth below:

Period	Ratio
March 31, 2011 through and including September 29, 2011	3.50 to 1.00
September 30, 2011 through and including March 30, 2012	3.25 to 1.00
March 31, 2012 through and including March 30, 2013	3.00 to 1.00
From and after March 31, 2013	2.75 to 1.00
•	a fixed charges coverage ratio, defined as the ratio of EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.
The definition of “EBITDA” under the new senior credit agreement is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% Notes, and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.
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

Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $54.7 million for the six months ended June 30, 2011. We anticipate our 2011 total capital expenditures will be approximately $100 million.
Acquisitions. During the six months ended June 30, 2011, the Company’s acquisition activity was $9.2 million and was financed with cash on hand. In light of the current economic environment, the Company intends to continue to limit its acquisition activity during 2011 with no material spending currently planned for acquisitions.
Optional Prepayments. During the six months ended June 30, 2011, Lamar Media reduced outstanding indebtedness under its senior credit facility in the amount of $128.4 million, of which, $18.4 million was a prepayment of the scheduled amortizations for December 2011, March 2012 and June 2012 and $110.0 million was an optional prepayment under the Term Loan B facility.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Six Months ended June 30, 2011 compared to Six Months ended June 30, 2010
Net revenues increased $18.0 million or 3.4% to $548.5 million for the six months ended June 30, 2011 from $530.5 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $12.4 million or 2.6% over the prior period, an increase in logo sign revenue of $3.5 million, which represents an increase of 14.2% over the prior period, and a $2.2 million increase in transit revenue, which represents an increase of 8.5% over the prior period.
For the six months ended June 30, 2011, there was a $16.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2010. The $16.1 million increase in revenue primarily consists of an $11.7 million increase in billboard revenue, a $1.9 million increase in logo revenue and a $2.5 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2010. This increase in revenue represents an increase of 3.0% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $7.9 million or 2.5% to $324.4 million for the six months ended June 30, 2011 from $316.5 million for the same period in 2010. There was an $8.5 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.6 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of decreases in non-cash compensation expense related to performance-based stock awards as compared to the same period in 2010.
Depreciation and amortization expense decreased $10.2 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to a reduction in the number of non performing structures dismantled during the period, as compared to the six months ended June 30, 2010.
Lamar Media recorded a gain on disposition of assets of $7.4 million for the six months ended June 30, 2011, primarily resulting from the sale of its corporate aircraft, which was replaced by a new aircraft purchased in January 2011.
Due to the above factors, operating income increased $25.1 million to $85.2 million for the six months ended June 30, 2011 compared to $60.1 million for the same period in 2010.
Interest expense decreased approximately $9.0 million from $95.9 million for the six months ended June 30, 2010 to $86.9 million for the six months ended June 30, 2011, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the refinancing of Lamar Media’s senior credit facility during 2010.
During the six months ended June 30, 2011 Lamar Media did not have any refinancing transactions. During the comparable period in 2010, however, Lamar Media recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions related to the 7 1/4% Notes. Approximately $12.6 million of the loss consisted of a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase the 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.

The increase in operating income, decrease in interest expense and the decrease in the loss on extinguishment of debt discussed above, resulted in a $51.4 million decrease in loss before income taxes. Lamar Media recorded an income tax expense of $108 thousand for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2011 is lower than the statutory rate due to a change in Puerto Rico’s federal tax rate during the period.
As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2011 of $1.7 million, as compared to a net loss of $33.7 million for the same period in 2010.
Three Months ended June 30, 2011 compared to Three Months ended June 30, 2010
Net revenues increased $6.9 million or 2.4% to $293.3 million for the three months ended June 30, 2011 from $286.4 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $4.4 million or 1.7% over the prior period, an increase in logo revenue of $1.8 million or 14.1% increase and a $0.8 million increase in transit revenue over the prior period, which represents an increase of 5.3% over the prior period.
For the three months ended June 30, 2011, there was a $6.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2010. The $6.0 million increase in revenue primarily consists of a $4.0 million increase in billboard revenue, a $0.9 million increase in logo revenue and a $1.1 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2010. This increase in revenue represents an increase of 2.1% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $1.9 million or 1.2% to $162.3 million for the three months ended June 30, 2011 from $160.4 million for the same period in 2010. There was a $3.5 million increase in operating expenses related to the operations of our outdoor advertising assets and a $1.6 million decrease in corporate expenses. The decrease in corporate expenses is primarily a result of a decrease in non-cash compensation expense related to performance based stock awards as compared to the same period in 2010.
Depreciation and amortization expense decreased $5.8 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, primarily due to the reduction in dismantles related to non performing structures as compared to the same period ended in 2010.
Due to the above factors, operating income increased $10.2 million to $59.5 million for the three months ended June 30, 2011 compared to $49.3 million for the same period in 2010.
During the three months ended June 30, 2011, Lamar Media did not have any refinancing transactions. For the three months ended June 30, 2010, however, Lamar Media recognized a $17.1 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions. Approximately $12.3 million is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represents the net loss related to the tender offer and extinguishment of the 7 1/4% Notes.
Interest expense decreased $3.3 million from $46.6 million for the three months ended June 30, 2010, to $43.3 million for the three months ended June 30, 2011, primarily due to a reduction in overall indebtedness over the comparable period in 2010.
The increase in operating income, decrease in interest expense and the decrease in loss on debt extinguishment described above, resulted in a $30.7 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $10.4 million for the three months ended June 30, 2011 over the same period in 2010. The effective tax rate for the three months ended June 30, 2011 was 29.8%.
As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2011 of $11.4 million, as compared to a net loss of $8.8 million for the same period in 2010.
Reconciliations:
Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue for the three and six months ended June 30, 2010 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2011.

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
Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 reported net revenue for each of the three and six month periods ended June 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
	(in thousands)	(in thousands)
Reported net revenue	$286,366	$530,469
Acquisition net revenue	1,027	1,937

Acquisition-adjusted net revenue	$287,393	$532,406

Comparison of 2011 Reported Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reported net revenue	$293,345	$286,366	$548,547	$530,469
Acquisition net revenue	—	1,027	—	1,937

Adjusted totals	$293,345	$287,393	$548,547	$532,406

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2011, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2010 Combined Form 10-K.
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
At June 30, 2011, there was approximately $680.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 29.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2011 with respect to borrowings under the senior credit facility was $14.8 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2011 was 3.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.6% rather than 3.6% ), then the Company’s six months ended June 30, 2011 interest expense would have been approximately $7.5 million higher resulting in a $4.6 million increase in the Company’s six months ended June 30, 2011 net loss.
The Company attempted to mitigate the interest rate risk resulting from its variable interest rate long-term debt instruments by issuing fixed rate, long-term debt instruments and maintaining a balance over time between the amount of the Company’s variable rate and fixed rate indebtedness. In addition, the Company has the capability under the senior credit facility to fix the interest rates applicable to its borrowings at an amount equal to LIBOR plus the applicable margin for periods of up to twelve months, (in certain cases, with the consent of the lenders), which would allow the Company to mitigate the impact of short-term fluctuations in market interest rates. In the event of an increase in interest rates, the Company may take further actions to mitigate its exposure. The Company cannot guarantee, however, that the actions that it may take to mitigate this risk will be feasible or if these actions are taken, that they will be effective.
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

LAMAR ADVERTISING COMPANY
DATED: August 4, 2011	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and
Treasurer

LAMAR MEDIA CORP.
DATED: August 4, 2011	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and
Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company. Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12.1	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12.2	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 of Lamar Advertising and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 of Lamar Advertising and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 of Lamar Advertising and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of Lamar Advertising and Lamar Media.*

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