Form 10-Q/A
period 2011-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2011-08-15
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                         to
Commission File Number 0-30242
Lamar Advertising Company
Commission File Number 1-12407
Lamar Media Corp.
(Exact name of registrants as specified in their charters)

Delaware Delaware	72-1449411 72-1205791
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

5321 Corporate Blvd., Baton Rouge, LA (Address of principal executive offices)	70808 (Zip Code)
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
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2011: 77,776,054
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2011: 15,122,865
The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2011: 100
This combined Form 10-Q/A is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

LAMAR ADVERTISING COMPANY
LAMAR MEDIA CORP.
FORM 10-Q/A
Explanatory Note
This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the combined Form 10-Q of Lamar Advertising Company and Lamar Media Corp. for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on August 5, 2011 (the “Combined Form 10-Q”).
The sole purpose of the Amendment is to correct the disclosure on the cover page of the Combined Form 10-Q with respect to the number of outstanding shares of Class A Common Stock of Lamar Advertising Company, which incorrectly included 17,082,652 shares of Class A Common Stock of Lamar Advertising Company held as treasury shares. On August 1, 2011 there were 77,776,054 outstanding shares of Class A Common Stock of Lamar Advertising Company.
This Amendment only amends and restates the cover page. No Item in the Combined Form 10-Q is amended, modified or updated hereby, and the Amendment does not reflect subsequent events occurring after the original filing date of the Combined Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Combined Form 10-Q, which was previously filed with the SEC. This Amendment also contains the required certifications of Lamar Advertising Company’s and Lamar Media Corp.’s principal executive officer and principal financial officer, which are dated the date of the filing of this Amendment and filed herewith as Exhibits 31.1, 31.2 and 32.1.

CONTENTS

Page
PART II — OTHER INFORMATION

ITEM 6. Exhibits	1
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

1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY
DATED: August 15, 2011	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and
Treasurer

LAMAR MEDIA CORP.
DATED: August 15, 2011	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and
Treasurer

2

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of Lamar Advertising Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the combined Quarterly Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 of Lamar Advertising and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and 2010 of Lamar Advertising and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 of Lamar Advertising and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of Lamar Advertising and Lamar Media.

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

3