Form 10-Q
period 2011-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2011-11-03
CIK 899045, 1090425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 31, 2011: 77,834,688
The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 31, 2011: 15,122,865
The number of shares of Lamar Media Corp. common stock outstanding as of October 31, 2011: 100
This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

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

CONTENTS

Page
PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Lamar Advertising Company
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	4
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7-10

Lamar Media Corp.
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	11
Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010	12
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	13
Note to Condensed Consolidated Financial Statements	14

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-22

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	23

ITEM 4. Controls and Procedures	23

PART II — OTHER INFORMATION

ITEM 6. Exhibits	24
EX-12.1
EX-12.2
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. — FINANCIAL STATEMENTS
LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Cash and cash equivalents	$41,516	$91,679
Receivables, net of allowance for doubtful accounts of $9,400 and $8,100 in 2011 and 2010, respectively	160,921	141,166
Prepaid expenses	56,783	40,046
Deferred income tax assets	7,234	9,241
Other current assets	20,485	27,277

Total current assets	286,939	309,409

Property, plant and equipment	2,848,710	2,796,935
Less accumulated depreciation and amortization	(1,632,720)	(1,539,484)

Net property, plant and equipment	1,215,990	1,257,451

Goodwill	1,426,735	1,426,135
Intangible assets	497,073	569,723
Deferred financing costs, net of accumulated amortization of $26,285 and $20,221 in 2011 and 2010, respectively	36,703	43,170
Other assets	38,311	43,073

Total assets	$3,501,751	$3,648,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$21,266	$13,208
Current maturities of long-term debt	9,089	5,694
Accrued expenses	98,481	96,542
Deferred income	47,912	38,136

Total current liabilities	176,748	153,580

Long-term debt	2,214,071	2,403,446
Deferred income tax liabilities	92,652	87,234
Asset retirement obligation	179,171	173,673
Other liabilities	12,477	12,505

Total liabilities	2,675,119	2,830,438

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2011 and 2010	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2011 and 2010	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 94,917,340 and 94,483,412 shares issued at 2011 and 2010, respectively; 77,834,688 and 77,484,562 issued and outstanding at 2011 and 2010, respectively	95	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 shares issued and outstanding at 2011 and 2010	15	15
Additional paid-in capital	2,400,112	2,389,125
Accumulated comprehensive income	4,807	6,110
Accumulated deficit	(689,879)	(691,784)
Cost of shares held in treasury, 17,082,652 and 16,998,850 shares in 2011 and 2010, respectively	(888,518)	(885,037)

Stockholders’ equity	826,632	818,523

Total liabilities and stockholders’ equity	$3,501,751	$3,648,961

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$296,701	$286,138	$845,248	$816,607

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	103,200	99,595	305,809	297,972
General and administrative expenses (exclusive of depreciation and amortization)	51,866	51,428	151,505	146,774
Corporate expenses (exclusive of depreciation and amortization)	11,648	12,062	33,996	34,810
Depreciation and amortization	75,171	77,617	221,454	234,124
Gain on disposition of assets	(609)	(1,137)	(7,967)	(3,756)

	241,276	239,565	704,797	709,924

Operating income	55,425	46,573	140,451	106,683

Other expense (income)
Loss on extinguishment of debt	451	—	451	17,398
Interest income	(428)	(14)	(511)	(190)
Interest expense	42,530	45,352	129,457	141,322

	42,553	45,338	129,397	158,530

Income (loss) before income tax expense	12,872	1,235	11,054	(51,847)
Income tax expense (benefit)	8,880	454	8,876	(18,864)

Net income (loss)	3,992	781	2,178	(32,983)
Preferred stock dividends	91	91	273	273

Net income (loss) applicable to common stock	$3,901	$690	$1,905	$(33,256)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.04	$0.01	$0.02	$(0.36)

Diluted earnings (loss) per share	$0.04	$0.01	$0.02	$(0.36)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	92,901,470	92,315,046	92,808,705	92,183,591
Incremental common shares from dilutive stock options	175,149	413,817	362,995	—
Incremental common shares from convertible debt	—	—	—	—

Weighted average common shares diluted	93,076,619	92,728,863	93,171,700	92,183,591

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,178	$(32,983)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	221,454	234,124
Non-cash equity based compensation	7,338	12,715
Amortization included in interest expense	13,820	12,579
Gain on disposition of assets	(7,967)	(3,756)
Loss on extinguishment of debt	451	17,398
Deferred tax expense (benefit)	7,027	(19,833)
Provision for doubtful accounts	4,546	5,357
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(26,485)	(19,492)
Prepaid expenses	(16,128)	(14,298)
Other assets	4,510	(855)
Increase (decrease) in:
Trade accounts payable	(1,356)	1,996
Accrued expenses	4,015	(3,434)
Other liabilities	9,302	661

Net cash provided by operating activities	222,705	190,179

Cash flows from investing activities:
Acquisitions	(15,164)	(2,916)
Capital expenditures	(83,182)	(27,712)
Proceeds from disposition of assets	10,175	5,505
Payments received on notes receivable	179	196

Net cash used in investing activities	(87,992)	(24,927)

Cash flows from financing activities:
Debt issuance costs	—	(32,462)
Cash used for purchase of treasury stock	(3,481)	(1,629)
Net proceeds from issuance of common stock	3,650	6,958
Net payments under senior credit agreement	(168,488)	(226,700)
Net proceeds from senior credit agreement refinancing	—	5,360
Payment on convertible notes	—	(1,000)
Proceeds from note offering	—	400,000
Net payment on senior subordinated notes	(15,835)	(389,647)
Dividends	(273)	(273)

Net cash used in financing activities	(184,427)	(239,393)

Effect of exchange rate changes in cash and cash equivalents	(449)	303
Net decrease in cash and cash equivalents	(50,163)	(73,838)
Cash and cash equivalents at beginning of period	91,679	112,253

Cash and cash equivalents at end of period	$41,516	$38,415

Supplemental disclosures of cash flow information:
Cash paid for interest	$113,400	$134,981

Cash paid for foreign, state and federal income taxes	$1,368	$2,746

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
We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 68,000 shares of its Class A common stock during the nine months ended September 30, 2011.
Stock Purchase Plan. The Company’s previous plan, the 2000 Employee Stock Purchase Plan or the 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of Class A common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan or 2009 ESPP was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the nine months ended September 30, 2011:

Shares
Available for future purchases, January 1, 2011	331,795
Purchases	123,672

Available for future purchases, September 30, 2011	208,123

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2011 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2012. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2011, the Company has recorded $1,140 as non-cash compensation expense related to performance-based awards. In addition, each of our non-employee directors automatically receive upon election or re-election a restricted stock award of our Class A common stock. These awards vest 50% on grant date and 50% on the last day of each director’s one year term. The Company recorded $211 non-cash compensation expense related to these awards for the nine months ended September 30, 2011.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
3. Depreciation and Amortization
The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Direct advertising expenses	$71,384	$73,902	$209,630	$223,018
General and administrative expenses	1,009	1,163	3,079	3,679
Corporate expenses	2,778	2,552	8,745	7,427

	$75,171	$77,617	$221,454	$234,124

4. Goodwill and Other Intangible Assets
The following is a summary of intangible assets at September 30, 2011 and December 31, 2010.

	Estimated	September 30, 2011		December 31, 2010
	Life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	(Years)	Amount	Amortization	Amount	Amortization
Customer lists and contracts	7—10	$467,221	$449,275	$466,412	$441,641
Non-competition agreements	3—15	63,501	61,631	63,493	60,955
Site locations	15	1,378,908	902,162	1,375,298	833,418
Other	5—15	13,608	13,097	13,608	13,074

		1,923,238	1,426,165	$1,918,811	$1,349,088

Unamortizable intangible assets:
Goodwill		$1,680,370	$253,635	$1,679,770	$253,635
5. Asset Retirement Obligations
The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2010	$173,673
Additions to asset retirement obligations	418
Accretion expense	7,938
Liabilities settled	(2,858)

Balance at September 30, 2011	$179,171

6. Summarized Financial Information of Subsidiaries
Separate financial statements of each of the Company’s direct or indirect wholly owned subsidiaries that have guaranteed Lamar Media’s obligations with respect to its publicly issued notes (collectively, the “Guarantors”) are not included herein because the Company has no independent assets or operations, the guarantees are full and unconditional and joint and several, and the only subsidiaries that are not guarantors are in the aggregate minor.
Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2011 and December 31, 2010, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,570,045 and $1,380,705, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of September 30, 2011, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
7. Earnings Per Share
The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of options and convertible debt. The number of dilutive shares excluded from this calculation resulting from the antidilutive effect of options is 465,575 for the nine months ended September 30, 2010. Diluted earnings per share should also reflect the potential dilution that could occur if the Company’s convertible debt was converted to common stock. The number of potentially dilutive shares related to the Company’s convertible debt excluded from the calculation because of their antidilutive effect is 54,765 for the nine months ended September 30, 2010.
8. Long-term Debt
Long-term debt consists of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Senior Credit Facility	$640,477	$808,875
7 7/8% Senior Subordinated Notes due 2018	400,000	400,000
6 5/8% Senior Subordinated Notes due 2015	388,290	400,000
6 5/8% Senior Subordinated Notes — Series B due 2015, net of discount	199,792	206,689
6 5/8% Senior Subordinated Notes — Series C due 2015, net of discount	261,801	265,672
9 3/4% Senior Notes due 2014, net of discount	329,803	324,866
Other notes with various rates and terms	2,997	3,038

	2,223,160	2,409,140
Less current maturities	(9,089)	(5,694)

Long-term debt, excluding current maturities	$2,214,071	$2,403,446

During the period ended September 30, 2011, the Company repurchased an aggregate principal amount of $16,000 of its outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, the “6 5/8% Notes”) and had agreed to repurchase an additional $9,525 in aggregate principal amount of the 6 5/8% Notes, which were settled in October 2011. The table set forth above reflects the total reduction in the 6 5/8% Notes of $25,525 in aggregate principal amount in the period.
For the nine months ended September 30, 2011 the Company reduced the outstanding balance of its senior credit facility by $168,398, which included optional prepayments of approximately $150,000. The remaining quarterly amortization of the term facilities included in Lamar Media’s senior credit facility (the “Term facilities”) as of September 30, 2011 is set forth below and reflects adjustments resulting from the Company’s optional prepayments.

	Term A-1	Term A-2	Term B
September 30, 2012 — March 31, 2014	$6,750	$750	$928.3
June 30, 2014 — March 31, 2015	$13,500	$1,500	$928.3
June 30, 2015 — September 30, 2015	$37,125	$4,125	$928.3
December 31, 2015	$74,250	$8,250	$928.3
March 31, 2016 — September 30, 2016	$—	$—	$928.3
December 31, 2016	$—	$—	$347,195.4
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
As of September 30, 2011, there was $0 outstanding under the revolving facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. The company had $9,561 letters of credit outstanding as of September 30, 2011 resulting in $240,439 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement.

LAMAR ADVERTISING COMPANY AND
SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
9. Fair Value of Financial Instruments
At September 30, 2011 and December 31, 2010, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,267,270, which exceeded both the gross and carrying amounts of $2,258,949 and $2,223,160, respectively, as of September 30, 2011.
10. Non-Cash Financing and Investing Activities
For the period ended September 30, 2011, the Company had a non-cash investing activity of $4,000 related to the purchase of an aircraft in January 2011 that had a total purchase price of $11,539. The non-cash portion of the purchase is related to deposits paid in prior periods.
Also, during the period ended September 30, 2011, the Company had non-cash financing activity of $9,463 which represents the net repurchase of $ 9,525 in aggregate principal amount of the 6 5/8% Notes at a purchase price of approximately 99.3% of its original face value. These notes were under agreement for repurchase as of September 30, 2011 and pending settlement, which settled in October 2011.
11. Subsequent Event
In October 2011, the Company repurchased an additional $22,375 aggregate principal amount of its 6 5/8% Notes due 2015.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,390	$88,565
Receivables, net of allowance for doubtful accounts of $9,400 and $8,100 in 2011 and 2010, respectively.	160,921	141,166
Prepaid expenses	56,783	40,046
Deferred income tax assets	7,234	9,241
Other current assets	20,620	20,391

Total current assets	286,948	299,409

Property, plant and equipment	2,848,710	2,796,935
Less accumulated depreciation and amortization	(1,632,720)	(1,539,484)

Net property, plant and equipment	1,215,990	1,257,451

Goodwill	1,416,583	1,415,983
Intangible assets	496,562	569,189
Deferred financing costs net of accumulated amortization of $16,998 and $10,933 in 2011 and 2010, respectively	34,750	41,218
Other assets	33,024	37,787

Total assets	$3,483,857	$3,621,037

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$21,266	$13,208
Current maturities of long-term debt	9,089	5,694
Accrued expenses	97,218	85,803
Deferred income	47,912	38,136

Total current liabilities	175,485	142,841

Long-term debt	2,214,071	2,403,446
Deferred income tax liabilities	125,575	120,083
Asset retirement obligation	179,171	173,673
Other liabilities	12,477	12,505

Total liabilities	2,706,779	2,852,548

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2011 and 2010	—	—
Additional paid-in-capital	2,573,751	2,562,765
Accumulated comprehensive income	4,807	6,110
Accumulated deficit	(1,801,480)	(1,800,386)

Stockholder’s equity	777,078	768,489

Total liabilities and stockholder’s equity	$3,483,857	$3,621,037

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenues	$296,701	$286,138	$845,248	$816,607

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	103,200	99,595	305,809	297,972
General and administrative expenses (exclusive of depreciation and amortization)	51,866	51,428	151,505	146,774
Corporate expenses (exclusive of depreciation and amortization)	11,570	12,062	33,720	34,810
Depreciation and amortization	75,171	77,617	221,454	234,124
Gain on disposition of assets	(609)	(1,137)	(7,967)	(3,756)

	241,198	239,565	704,521	709,924

Operating income	55,503	46,573	140,727	106,683

Other expense (income)
Loss on extinguishment of debt	451	—	451	17,402
Interest income	(428)	(11)	(511)	(183)
Interest expense	42,530	45,312	129,457	141,189

	42,553	45,301	129,397	158,408

Income (loss) before income tax expense	12,950	1,272	11,330	(51,725)

Income tax expense (benefit)	8,835	469	8,943	(18,820)

Net income (loss)	$4,115	$803	$2,387	$(32,905)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$2,387	$(32,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	221,454	234,124
Non-cash equity based compensation	7,338	12,715
Amortization included in interest expense	13,820	12,504
Gain on disposition of assets	(7,967)	(3,756)
Loss on extinguishment of debt	451	17,402
Deferred tax expense (benefit)	7,101	(19,789)
Provision for doubtful accounts	4,546	5,357
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(26,485)	(19,492)
Prepaid expenses	(16,128)	(14,298)
Other assets	4,593	(764)
Increase (decrease) in:
Trade accounts payable	(1,356)	1,996
Accrued expenses	4,015	(3,451)
Other liabilities	4,314	(12,052)

Net cash provided by operating activities	218,083	177,591

Cash flows from investing activities:
Acquisitions	(15,164)	(2,916)
Capital expenditures	(83,182)	(27,712)
Proceeds from disposition of assets	10,175	5,505
Payment received on notes receivable	179	196

Net cash used in investing activities	(87,992)	(24,927)

Cash flows from financing activities:
Debt issuance costs	—	(32,462)
Net proceeds from note offering	—	400,000
Net payment on senior subordinated notes	(15,835)	(389,647)
Payments on senior credit agreement	(168,488)	(226,700)
Net proceeds from senior credit agreement refinancing	—	5,360
Contributions from parent	10,987	19,672
Dividend to parent	(3,481)	(1,629)

Net cash used in financing activities	(176,817)	(225,406)

Effect of exchange rate changes in cash and cash equivalents	(449)	303
Net decrease in cash and cash equivalents	(47,175)	(72,439)
Cash and cash equivalents at beginning of period	88,565	105,306

Cash and cash equivalents at end of period	$41,390	$32,867

Supplemental disclosures of cash flow information:
Cash paid for interest	$113,400	$134,941

Cash paid for foreign, state and federal income taxes	$1,368	$2,746

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
Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10 and 11 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

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
Lamar Advertising Company
The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.
OVERVIEW
The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues. Revenue growth is based on many factors that include the Company’s ability to increase occupancy on its existing advertising displays; raise advertising rates; and acquire new advertising displays. The Company’s operating results are affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which may negatively affect the rates the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.
Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2005, the Company completed acquisitions for an aggregate purchase price of approximately $657.5 million. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. As a result of acquisitions, the operating performance of individual markets and the Company as a whole are not necessarily comparable on a year to year basis. However, during 2009 and 2010, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a total purchase price of $11.2 million, which was a reduction of approximately $392 million over the comparable two-year period ended 2007 and 2008. During the nine months ended September 30, 2011, the Company completed acquisitions for a total purchase price of approximately $15.2 million in cash.
The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the replacement of damaged billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	(in thousands)		(in thousands)
	2011	2010	2011	2010
Billboard — traditional	$7,609	$2,832	$24,911	$5,341
Billboard — digital	11,983	3,905	32,081	8,575
Logos	2,777	2,119	7,457	6,187
Transit	168	52	640	726
Land and buildings	3,026	142	3,838	721
Operating equipment	2,966	2,974	14,255	6,162

Total capital expenditures	$28,529	$12,024	$83,182	$27,712

RESULTS OF OPERATIONS
Nine Months ended September 30, 2011 compared to Nine Months ended September 30, 2010
Net revenues increased $28.6 million or 3.5% to $845.2 million for the nine months ended September 30, 2011 from $816.6 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $21.4 million or 2.9% over the prior period, an increase in logo sign revenue of $5.8 million, which represents an increase of 15.6% over the prior period, and a $1.5 million increase in transit revenue, which represents an increase of 3.4% over the prior period.

For the nine months ended September 30, 2011, there was a $25.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2010. The $25.4 million increase in revenue primarily consists of a $20.2 million increase in billboard revenue, a $3.0 million increase in logo revenue and a $2.2 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2010. This increase in revenue represents an increase of 3.1% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.8 million or 2.5% to $491.3 million for the nine months ended September 30, 2011 from $479.5 million for the same period in 2010. There was a $12.6 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.8 million decrease in corporate expenses.
Depreciation and amortization expense decreased $12.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to a reduction in the number of non performing structures dismantled during the period, as compared to the nine months ended September 30, 2010.
The Company recorded a gain on disposition of assets of $8.0 million for the nine months ended September 30, 2011, primarily resulting from the sale of its corporate aircraft, which was replaced by a new aircraft purchased in January 2011.
Due to the above factors, operating income increased $33.8 million to $140.5 million for the nine months ended September 30, 2011 compared to $106.7 million for the same period in 2010.
Interest expense decreased approximately $11.9 million from $141.3 million for the nine months ended September 30, 2010 to $129.5 million for the nine months ended September 30, 2011, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the refinancing of the Company’s senior credit facility during 2010.
During the period ended September 30, 2011, the Company repurchased an aggregate principal amount of $16,000 of its outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, the “6 5/8% Notes”) and had agreed to repurchase an additional $9,525 in aggregate principal amount of the 6 5/8% Notes, which were settled in October 2011. The Company repurchased the 6 5/8% Notes at an average price of 99.1% of the original amount of the notes through open-market transactions. As a result of the repurchases, the Company recorded a $0.5 million loss on early extinguishment of debt for the nine months ended September 30, 2011 of which approximately $0.7 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts. During the comparable period in 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions related to Lamar Media’s 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”). Approximately $12.6 million of the loss consisted of a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase the 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income, decrease in interest expense and the decrease in the loss on extinguishment of debt discussed above, resulted in a $62.9 million increase in net income before income taxes. The Company recorded income tax expense of $8.9 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2011 was 80.3%, which is higher than the statutory rate due to a change in Puerto Rico’s federal tax rate during the period and permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC718 and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2011 of $2.2 million, as compared to a net loss of $33.0 million for the same period in 2010.
Three Months ended September 30, 2011 compared to Three Months ended September 30, 2010
Net revenues increased $10.6 million or 3.7% to $296.7 million for the three months ended September 30, 2011 from $286.1 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $9.0 million or 3.5% over the prior period, an increase in logo revenue of $2.3 million or 18.3% increase and a $0.7 million decrease in transit revenue over the prior period, which represents a decrease of 4.0% over the prior period.
For the three months ended September 30, 2011, there was a $9.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2010. The $9.2 million increase in revenue primarily consists of an $8.5 million increase in billboard revenue, a $1.0 million increase in logo revenue, offset by a $0.3 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2010. This increase in revenue represents an increase of 3.2% over the comparable period in 2010. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $3.6 million or 2.2% to $166.7 million for the three months ended September 30, 2011 from $163.1 million for the same period in 2010. There was a $4.0 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.4 million decrease in corporate expenses. The increase in operating expenses includes a $1.2 million charge related to the settlement of two unrelated claims, both of which were resolved in the period. In addition, corporate expenses include $0.6 million of legal fees associated with these settlements.
Depreciation and amortization expense decreased $2.4 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the reduction in dismantles related to non performing structures as compared to the same period ended in 2010.
Due to the above factors, operating income increased $8.8 million to $55.4 million for the three months ended September 30, 2011 compared to $46.6 million for the same period in 2010.
Interest expense decreased $2.8 million from $45.4 million for the three months ended September 30, 2010, to $42.5 million for the three months ended September 30, 2011, primarily due to a reduction in overall indebtedness over the comparable period in 2010.
During the period ended September 30, 2011, the Company repurchased an aggregate principal amount of $16,000 of its outstanding 6 5/8% Notes and had agreed to repurchase an additional $9,525 in aggregate principal amount of the 6 5/8% Notes, which were settled in October 2011. The Company repurchased the 6 5/8% Notes at an average price of 99.1% of the original amount of the notes through open-market transactions. As a result of the repurchases, the Company recorded a $0.5 million loss on early extinguishment of debt for the three months ended September 30, 2011 of which approximately $0.7 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts.
The increase in operating income and decrease in interest expense described above resulted in an $11.6 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $8.4 million for the three months ended September 30, 2011 over the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was 69.0%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC718 and other non-deductible expenses and amortization.
As a result of the above factors, the Company recognized net income for the three months ended September 30, 2011 of $4.0 million, as compared to net income of $0.8 million for the same period in 2010.
Reconciliations:
Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue for the three and nine months ended September 30, 2010 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2010 that corresponds with the actual period we have owned the assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
	(in thousands)	(in thousands)
Reported net revenue	$286,138	$816,607
Acquisition net revenue	1,325	3,262

Acquisition-adjusted net revenue	$287,463	$819,869

Comparison of 2011 Reported Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reported net revenue	$296,701	$286,138	$845,248	$816,607
Acquisition net revenue	—	1,325	—	3,262

Adjusted totals	$296,701	$287,463	$845,248	$819,869

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
Sources of Cash
Total Liquidity at September 30, 2011. As of September 30, 2011 we had approximately $281.9 million of total liquidity, which is comprised of approximately $41.5 million in cash and cash equivalents and the ability to draw approximately $240.4 million under our revolving senior credit facility.
Cash Generated by Operations. For the nine months ended September 30, 2011 and 2010 our cash provided by operating activities was $222.7 million and $190.2 million, respectively. While our net income was approximately $2.2 million for the nine months ended September 30, 2011, we generated cash from operating activities of $222.7 million during that same period, primarily due to non-cash adjustments needed to reconcile net income to cash provided by operating activities of $246.7 million, which primarily consisted of depreciation and amortization of $221.5 million. In addition, there was an increase in working capital of $26.1 million. We expect to generate cash flows from operations during 2011 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash generated principally for reducing outstanding indebtedness. See — “Cash Flows” for more information.
Credit Facilities. As of September 30, 2011, Lamar Media had approximately $240.4 million of unused capacity under the revolving credit facility included in its senior credit facility, and the aggregate balance outstanding under its senior credit facility was $640.5 million.
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
Restrictions under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. As of September 30, 2011 Lamar Media had aggregate principal amounts outstanding of approximately $388.3 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $207.5 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $269.7 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007, $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes) and $400 million 7 7/8% Senior Subordinated Notes due 2018 issued in April 2010 (the “7 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under its senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes and the 7 7/8% Notes indentures.
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
Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under its senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At September 30, 2011, and currently, Lamar Media was in compliance with all such tests under its senior credit facility. We must be in compliance with the following financial ratios under our senior credit facility:
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

Uses of Cash
Capital Expenditures. Capital expenditures excluding acquisitions were approximately $83.2 million for the nine months ended September 30, 2011. We anticipate our 2011 total capital expenditures will be approximately $100 million.
Acquisitions. During the nine months ended September 30, 2011, the Company’s acquisition activity was $15.2 million and was financed with cash on hand. In light of the current economic environment, the Company intends to continue to limit its acquisition activity during 2011 with no material spending currently planned for acquisitions.
Optional Prepayments. During the nine months ended September 30, 2011, Lamar Media reduced outstanding indebtedness under its senior credit facility in the amount of $168.4 million, of which, $18.4 million was a prepayment of the scheduled amortizations for December 2011, March 2012 and June 2012 and $150.0 million was optional prepayments under the Term Loan B facility.
Note Repurchases. During the period ended September 30, 2011, the Company repurchased an aggregate principal amount of $16,000 of its outstanding 6 5/8% Notes and had agreed to repurchase an additional $9,525 in aggregate principal amount of the 6 5/8% Notes, which were settled in October 2011. Subsequent to September 30, 2011, the Company agreed to repurchase an additional aggregate principal amount of approximately $22,375 of its outstanding 6 5/8% Notes, which were settled as of the date of filing of this combined quarterly report on Form 10-Q.
Lamar Media Corp.
The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.
RESULTS OF OPERATIONS
Nine Months ended September 30, 2011 compared to Nine Months ended September 30, 2010
Net revenues increased $28.6 million or 3.5% to $845.2 million for the nine months ended September 30, 2011 from $816.6 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $21.4 million or 2.9% over the prior period, an increase in logo sign revenue of $5.8 million, which represents an increase of 15.6% over the prior period, and a $1.5 million increase in transit revenue, which represents an increase of 3.4% over the prior period.
For the nine months ended September 30, 2011, there was a $25.4 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2010. The $25.4 million increase in revenue primarily consists of a $20.2 million increase in billboard revenue, a $3.0 million increase in logo revenue and a $2.2 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2010. This increase in revenue represents an increase of 3.1% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $11.5 million or 2.4% to $491.0 million for the nine months ended September 30, 2011 from $479.5 million for the same period in 2010. There was a $12.6 million increase in operating expenses related to the operations of our outdoor advertising assets and a $1.1 million decrease in corporate expenses.
Depreciation and amortization expense decreased $12.7 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, primarily due to a reduction in the number of non performing structures dismantled during the period, as compared to the nine months ended September 30, 2010.
Lamar Media recorded a gain on disposition of assets of $8.0 million for the nine months ended September 30, 2011, primarily resulting from the sale of its corporate aircraft, which was replaced by a new aircraft purchased in January 2011.
Due to the above factors, operating income increased $34.0 million to $140.7 million for the nine months ended September 30, 2011 compared to $106.7 million for the same period in 2010.
Interest expense decreased approximately $11.7 million from $141.2 million for the nine months ended September 30, 2010 to $129.5 million for the nine months ended September 30, 2011, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the refinancing of Lamar Media’s senior credit facility during 2010.

During the period ended September 30, 2011, Lamar Media repurchased an aggregate principal amount of $16,000 of its outstanding 6 5/8% Notes and had agreed to repurchase an additional $9,525 in aggregate principal amount of the 6 5/8% Notes, which were settled in October 2011. Lamar Media repurchased the 6 5/8% Notes at an average price of 99.1% of the original amount of the notes through open-market transactions. As a result of the repurchases, Lamar Media recorded a $0.5 million loss on early extinguishment of debt for the nine months ended September 30, 2011 of which approximately $0.7 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts. During the comparable period in 2010, however, Lamar Media recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions related to the 7 1/4% Notes. Approximately $12.6 million of the loss consisted of a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase the 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.
The increase in operating income, decrease in interest expense and the decrease in the loss on extinguishment of debt discussed above, resulted in a $63.1 million increase in net income before income taxes. Lamar Media recorded income tax expense of $8.9 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2011 was 78.9%, which is higher than the statutory rate due to a change in Puerto Rico’s federal tax rate during the period and permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2011 of $2.4 million, as compared to a net loss of $32.9 million for the same period in 2010.
Three Months ended September 30, 2011 compared to Three Months ended September 30, 2010
Net revenues increased $10.6 million or 3.7% to $296.7 million for the three months ended September 30, 2011 from $286.1 million for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $9.0 million or 3.5% over the prior period, an increase in logo revenue of $2.3 million or 18.3% increase and a $0.7 million decrease in transit revenue over the prior period, which represents a decrease of 4.0% over the prior period.
For the three months ended September 30, 2011, there was a $9.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2010. The $9.2 million increase in revenue primarily consists of an $8.5 million increase in billboard revenue, a $1.0 million increase in logo revenue offset by a $0.3 million decrease in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2010. This increase in revenue represents an increase of 3.2% over the comparable period in 2010. See “Reconciliations” below.
Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $3.5 million or 2.2% to $166.6 million for the three months ended September 30, 2011 from $163.1 million for the same period in 2010. There was a $4.0 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.5 million decrease in corporate expenses. The increase in operating expenses includes a $1.2 million charge related to the settlement of two unrelated claims, both of which were resolved in the period. In addition, corporate expenses include $0.6 million of legal fees associated with these settlements.
Depreciation and amortization expense decreased $2.4 million for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily due to the reduction in dismantles related to non performing structures as compared to the same period ended in 2010.
Due to the above factors, operating income increased $8.9 million to $55.5 million for the three months ended September 30, 2011 compared to $46.6 million for the same period in 2010.
Interest expense decreased $2.8 million from $45.3 million for the three months ended September 30, 2010, to $42.5 million for the three months ended September 30, 2011, primarily due to a reduction in overall indebtedness over the comparable period in 2010.
During the period ended September 30, 2011, Lamar Media repurchased an aggregate principal amount of $16,000 of its outstanding 6 5/8% Notes and had agreed to repurchase an additional $9,525 in aggregate principal amount of the 6 5/8% Notes, which were settled in October 2011. Lamar Media repurchased the 6 5/8% Notes at an average price of 99.1% of the original amount of the notes through open-market transactions. As a result of the repurchases, Lamar Media recorded a $0.5 million loss on early extinguishment of debt for the three months ended September 30, 2011 of which approximately $0.7 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts.

The increase in operating income and decrease in interest expense described above resulted in an $11.7 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $8.4 million for the three months ended September 30, 2011 over the same period in 2010. The effective tax rate for the three months ended September 30, 2011 was 68.2%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expenses related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.
As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2011 of $4.1 million, as compared to net income of $0.8 million for the same period in 2010.
Reconciliations:
Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue for the three and nine months ended September 30, 2010 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.
Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2010 that corresponds with the actual period we have owned the assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”
Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 reported net revenue for each of the three and nine month periods ended September 30, are provided below:
Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
	(in thousands)	(in thousands)
Reported net revenue	$286,138	$816,607
Acquisition net revenue	1,325	3,262

Acquisition-adjusted net revenue	$287,463	$819,869

Comparison of 2011 Reported Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Reported net revenue	$296,701	$286,138	$845,248	$816,607
Acquisition net revenue	—	1,325	—	3,262

Adjusted totals	$296,701	$287,463	$845,248	$819,869

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Lamar Advertising Company and Lamar Media Corp.
The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2011, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2010 Combined Form 10-K.
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
At September 30, 2011, there was approximately $640.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 28.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2011 with respect to borrowings under the senior credit facility was $21.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2011 was 3.6%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.6% rather than 3.6%), then the Company’s nine months ended September 30, 2011 interest expense would have been approximately $10.9 million higher resulting in a $6.6 million decrease in the Company’s nine months ended September 30, 2011 net income.
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

LAMAR ADVERTISING COMPANY

DATED: November 3, 2011	BY:	/s/ Keith A. Istre Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 3, 2011	BY:	/s/ Keith A. Istre Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2
Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

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

101*
The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and 2010 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.

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