Form 10-K
period 2011-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2012-02-27
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if Lamar Advertising Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if Lamar Advertising Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark if Lamar Media Corp. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if Lamar Media Corp. is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Lamar Advertising Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether Lamar Media Corp. is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $1,593,697,650 based on $27.37 per share as reported on the NASDAQ National Market System.

As of June 30, 2011, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 18, 2012
Lamar Advertising Company Class A common stock, $0.001 par value per share	78,149,347 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,910,365 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 24, 2012 (Proxy Statement)	Part III

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	our future financial performance and condition;

•	our business plans, objectives, prospects, growth and operating strategies;

•	our future capital expenditures and level of acquisition activity;

•	market opportunities and competitive positions;

•	our future cash flows and expected cash requirements;

•	estimated risks; and

•	stock price.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	the current economic environment and its affect on the markets in which we operate;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement our digital deployment strategy; and

•	changes in accounting principles, policies or guidelines.

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

General

Lamar Advertising Company, referred to in this Annual Report as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters, benches and logo plates. As of December 31, 2011, we owned and operated over 143,000 billboard advertising displays in 44 states, Canada and Puerto Rico, over 112,000 logo advertising displays in 21 states and the province of Ontario, Canada, and operated over 30,000 transit advertising displays in 16 states, Canada and Puerto Rico. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.

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

In addition to these traditional billboards, we also sell digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2011, we owned and operated over 1,400 digital billboard advertising displays in 40 states, Canada and Puerto Rico.

Logo signs. We sell advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 21 of the 27 privatized state logo sign contracts. As of December 31, 2011, we operated over 112,000 logo sign advertising displays in 21 states and Canada.

Transit advertising displays. We also sell advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in approximately 60 markets. As of December 31, 2011, we operated over 30,000 transit advertising displays in 16 states, Canada and Puerto Rico.

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

Operating Strategies

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our net revenues for the year ended December 31, 2011, which management believes is higher than the industry average. We believe that the experience of our regional and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 29 years. In an effort to provide high quality sales and service at the local level, we employed over 760 local account executives as of December 31, 2011. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as, our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. From January 1, 2000 to December 31, 2011, we invested approximately $1.35 billion in capitalized expenditures, which include improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current advertisers and to attract new advertisers.

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

Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the economic recovery, the Company began to reinvest in capital expenditures during 2011. We spent approximately $107 million in total capital expenditures in fiscal 2011, of which $41.3 million was spent on digital technology. We expect our 2012 capitalized expenditures to closely approximate our spending in 2011.

COMPANY OPERATIONS

Billboard Advertising

We sell most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2011, we owned and operated over 143,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2011, we derived approximately 72% of our billboard advertising net revenues from bulletin sales and 28% from poster sales.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2011, we operated approximately 66,000 bulletin displays.

We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2011, we operated approximately 77,000 poster displays.

We generally sell poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.

In addition to the traditional displays described above, we also sell digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2011, we operated over 1,400 digital billboards in various markets, which represents approximately 14% of billboard revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 21 of the 27 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2011, we operated over 34,000 logo sign structures containing over 112,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Minnesota	Nebraska	New Mexico	South Carolina
Delaware	Kansas	Maine	Mississippi	Nevada	Ohio	Utah
Florida	Kentucky	Michigan	Missouri(1)	New Jersey	Oklahoma	Virginia

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our twenty-two logo sign contracts in place, in the United States and Canada, at December 31, 2011, two are subject to renewal in 2012.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in approximately 60 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2011, we operated over 30,000 transit advertising displays in 16 states, Canada and Puerto Rico.

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

CUSTOMERS

Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2011, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 73% of our billboard advertising net revenues in the year ended December 31, 2011. No individual advertiser accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Restaurants	13%
Retailers	10%
Health Care	9%
Service	8%
Amusement — Entertainment/Sports	7%
Gaming	6%
Automotive	6%
Telecommunications	5%
Financial — Banks, Credit Unions	5%
Education	4%

73%

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

We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration is currently conducting a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. We understand that this study is currently under internal review and the date of its public release is unknown. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards.

EMPLOYEES

We employed approximately 3,000 people as of December 31, 2011. Approximately 190 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including over 760 local account executives, were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 114 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2011, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.16 billion of total debt outstanding, consisting of approximately $595.5 million in bank debt, $331.6 million of senior notes and $1.23 billion in various series of senior subordinated notes. In addition, in February 2012, we issued $500 million in new senior subordinated notes and closed a new $100 million term loan A facility, in order to substantially fund the repurchase of $582.9 million of the 6 5/8% Notes due 2015. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $240.6 million available for borrowing as of December 31, 2011 under the revolving senior credit facility.

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

Although we are currently in compliance with all financial covenants, the Company’s operating results have been negatively impacted by current economic conditions and there can be no assurance that the current economic environment will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.

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

The Company tested goodwill for impairment on December 31, 2011. Based on the Company’s review at December 31, 2011, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

We have also introduced and intend to expand the deployment of digital billboards that display static digital advertising copy from various advertisers that change every 6 to 8 seconds. We have encountered some existing regulations that restrict or prohibit these types of digital displays but it has not yet materially impacted our digital deployment. Since digital billboards have only recently been developed and introduced into the market on a large scale, existing regulations that currently do not apply to them by their terms could be revised to impose greater restrictions. These regulations may impose greater restrictions on digital billboards due to alleged concerns over aesthetics or driver safety.

In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration is currently conducting a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. We understand that this study is currently under internal review and the date of its public release is currently unknown. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions could materially adversely affect both our existing inventory of digital billboards and our plans to expand our digital deployment.

The Company’s logo sign contracts are subject to state award and renewal.

In 2011, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 22 logo sign contracts in place at December 31, 2011, two are subject to renewal in 2012. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2011, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, owned in the aggregate approximately 17% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 66% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family the power to:

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

Our management headquarters is located in Baton Rouge, Louisiana. We also own 121 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 127 operating facilities at an aggregate lease expense for 2011 of approximately $7.4 million.

We own approximately 6,900 parcels of property beneath our outdoor advertising structures. As of December 31, 2011, we leased approximately 75,300 active outdoor sites, accounting for a total annual lease expense of approximately $200.0 million. This amount represented approximately 20% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2011, the Class A common stock was held by 177 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2010	$36.01	$26.58
First Quarter	38.73	24.22
Second Quarter	32.17	23.83
Third Quarter	40.04	30.23
Fourth Quarter
Year ended December 31, 2011
First Quarter	$41.88	$34.67
Second Quarter	37.47	25.80
Third Quarter	28.96	16.49
Fourth Quarter	27.65	16.50

The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership of which, Kevin P. Reilly, Jr., our Chairman, is the managing general partner.

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

Lamar Advertising Company

The selected consolidated statement of operations, statement of cash flows and balance sheet data presented below are derived from the year ended December 31 audited consolidated financial statements of the Company, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The data presented below should be read in conjunction with the audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein.

	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,133,487	$1,092,291	$1,056,065	$1,198,419	$1,209,555

Operating expenses:
Direct advertising expenses	409,052	398,467	397,725	437,660	410,762
General and administrative expenses	248,970	246,513	229,423	257,621	270,390
Depreciation and amortization	299,639	312,703	336,725	331,654	306,879
Gain on disposition of assets	(10,548)	(4,900)	(5,424)	(7,363)	(3,914)

Total operating expenses	947,113	952,783	958,449	1,019,572	984,117

Operating income	186,374	139,508	97,616	178,847	225,438

Other expense (income):
Loss (gain) on extinguishment of debt	677	17,398	(3,320)	—	—
Gain on disposition of investment	—	—	(1,445)	(1,814)	(15,448)
Interest income	(569)	(367)	(527)	(1,202)	(2,598)
Interest expense	171,093	186,048	197,047	170,352	168,601

Total other expense	171,201	203,079	191,755	167,336	150,555

Income before income taxes	15,173	(63,571)	(94,139)	11,511	74,883
Income tax expense (benefit)	6,623	(23,469)	(36,101)	9,349	33,901

Net income (loss)	8,550	(40,102)	(58,038)	2,162	40,982
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$8,185	$(40,467)	$(58,403)	$1,797	$40,617

Net income (loss) per share	$0.09	$(0.44)	$(0.64)	$0.02	$0.42

Cash dividends declared per common share	$—	$—	$—	$—	$3.25

Statement of Cash Flow Data:
Cash flows provided by operating activities	$318,821	$322,820	$293,743	$346,520	$354,469
Cash flows used in investing activities	$117,255	$41,480	$29,039	$437,419	$341,081
Cash flows (used in) provided by financing activities	$(259,442)	$(302,429)	$(168,349)	$30,002	$39,277

Balance Sheet Data(1)
Cash and cash equivalents	$33,503	$91,679	$112,253	$14,139	$76,048
Working capital	95,281	155,829	104,229	78,423	149,213
Total assets	3,427,353	3,648,961	3,943,541	4,117,025	4,081,763
Total debt (including current maturities)	2,158,528	2,409,140	2,674,912	2,814,449	2,692,667
Total long-term obligations	2,427,011	2,676,858	2,848,036	3,063,847	2,970,612
Stockholders’ equity	838,998	818,523	831,798	870,618	947,497

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions, which affect the rates that the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2006, the Company completed acquisitions for an aggregate purchase price of approximately $440.1 million. However, during 2009 and 2010, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a total purchase price of $11.2 million, which was a reduction of approximately $392 million over the comparable two-year period ended 2008 and 2007. During the year ended 2011, the Company increased its spending on acquisitions slightly by completing 22 acquisitions for a cash purchase price of approximately $23.5 million. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under its senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2011	2010	2009
	(In thousands)
Billboard — Traditional	$34,425	$9,506	$7,401
Billboard — Digital	41,250	13,214	15,178
Logos	10,141	8,483	5,275
Transit	817	876	5,488
Land and buildings	4,501	2,531	578
PP&E	15,936	8,842	4,895

Total capital expenditures	$107,070	$43,452	$38,815

We expect our capital expenditures to be approximately $100 million in 2012.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.1	36.5	37.7
General and administrative expenses	17.9	18.2	17.7
Corporate expenses	4.1	4.3	4.0
Depreciation and amortization	26.4	28.6	31.9
Operating income	16.4	12.8	9.2
Interest expense	15.1	17.0	18.7
Net income (loss)	0.8	(3.7)	(5.5)

Year ended December 31, 2011 compared to Year ended December 31, 2010

Net revenues increased $41.2 million or 3.8% to $1.13 billion for the year ended December 31, 2011 from $1.09 billion for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $31.0 million, or 3.1%, over the prior period, a $2.4 million increase in transit revenue, or 4.2%, over the prior period and a $7.9 million increase in logo revenue, or 15.9%, over the prior period.

Of the $31.0 million increase in billboard net revenue $8.2 million was generated by adding approximately 240 new digital display panels and approximately $22.8 million was a result of increased rate and occupancy, over the comparable period in 2010. The $7.9 million increase in logo revenue consists of a $4.0 million increase due to changes in logo contracts and an increase in internal growth of $3.9 million.

Net revenues for the year ended December 31, 2011, as compared to acquisition-adjusted net revenue for the year ended December 31, 2010, increased $36.4 million or 3.3% primarily as a result of increased rate and occupancy, as compared to the same period in 2010. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $13.0 million, or 2.0%, to $658.0 million for the year ended December 31, 2011 from $645.0 million for the same period in 2010. There was a $6.2 million decrease in non-cash compensation expense related to equity based compensation, offset by a $16.2 million increase in operating expenses related to the cost of operating the Company’s core assets and a $3.0 million increase in corporate expenses.

Depreciation and amortization expense decreased $13.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease is primarily a result of the reduction in the number of non performing structures dismantled during 2011 as compared to the same period in 2010.

Due to the above factors, operating income increased $46.9 million to $186.4 million for year ended December 31, 2011 compared to $139.5 million for the same period in 2010.

Interest expense decreased $14.9 million from $186.0 million for the year ended December 31, 2010 to $171.1 million for the year ended December 31, 2011 primarily resulting from the reduction in total debt outstanding as well as a decrease in interest rates resulting from the refinancing of the Company’s senior credit facility during 2010.

During the period ended December 31, 2011, the Company repurchased an aggregate principal amount of $47,900 of its outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, the “6 5/8% Notes”). The Company repurchased the 6 5/8% Notes at an average price of 98.5% of the original amount of the notes through open-market transactions. As a result of the repurchases, the Company recorded a $0.7 million loss on early extinguishment of debt for the year ended December 31, 2011 of which approximately $1.4 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts. During the comparable period in 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions. Approximately $12.6 million of the 2010 loss is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.

The increase in operating income and decrease in interest expense and loss on extinguishment of debt resulted in a $78.7 million increase in net income before income taxes. The increase in net income for the period resulted in an increase in income tax expense as compared to the same period during 2010. The effective tax rate for the year ended December 31, 2011 was 43.6%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2011 of $8.6 million, as compared to a net loss of $40.1 million for the same period in 2010.

Reconciliations:

Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.

Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2010 that corresponds with the actual period we have owned the acquired assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 net revenue are provided below:

Comparison of 2011 Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2011	2010
	(In thousands)
Reported net revenue	$1,133,487	$1,092,291
Acquisition net revenue	—	4,817

Adjusted totals	$1,133,487	$1,097,108

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

Depreciation and amortization expense decreased $24.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease is primarily a result of the reduction in the number of non performing structures dismantled during 2010 as compared to the same period in 2009.

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

Reconciliations:

Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.

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

Sources of Cash

Total Liquidity at December 31, 2011. As of December 31, 2011 we had approximately $274.1 million of total liquidity, which is comprised of approximately $33.5 million in cash and cash equivalents and approximately $240.6 million of availability under the revolving portion of our senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

During 2012, the Company intends to use excess cash on hand primarily to reduce outstanding indebtedness under the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2011, 2010, and 2009 our cash provided by operating activities was $318.8 million, $322.8 million and $293.7 million, respectively. While our net income was approximately $8.6 million for the year ended December 31, 2011, the Company generated cash from operating activities of $318.8 million during 2011 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which includes depreciation and amortization of $299.6 million. We generated cash flows from operations during 2011 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to reduce our outstanding indebtedness. See — “Cash Flows” for more information.

Credit Facilities. On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100 million Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012 (the “Senior Credit Facility”), for which JPMorgan Chase Bank, N.A. serves as administrative agent. The Senior Credit Facility consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $100 million term loan A-3 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the Senior Credit Facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of December 31, 2011, Lamar Media had approximately $240.6 million of unused capacity under the revolving credit facility included in the Senior Credit Facility and the aggregate balance outstanding under the Senior Credit Facility was $595.5 million.

Note Offerings. On February 9, 2012, Lamar Media completed an institutional private placement of $500 million aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489 million. The Company used the proceeds of this offering, after the payment of fees and expenses together with approximately $99 million of net proceeds from its term loan A-3 facility to repurchase $583.1 million of its outstanding 6 5/8% Notes, as described below under the heading “ — Uses of Cash — Tender Offers”.

On April 22, 2010, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 the (“7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392 million. The Company used the proceeds of the offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Notes”), as described below under the heading “— Uses of Cash — Tender Offers”.

On March 27, 2009, Lamar Media completed an institutional private placement of $350 million in aggregate principal amount (approximately $314.9 million in gross proceeds) of 9 3/4% Senior Notes due 2014 (the “9 3/4% Senior Notes”). The 9 3/4% Senior Notes are unsecured obligations that rank senior to all of Lamar Media’s existing and future debt that is expressly subordinated in right of payment to the senior notes, including Lamar Media’s 5 7/8% Senior Subordinated Notes due 2022, 7 1/4% Senior Subordinated Notes due 2013 (all of which were repurchased in 2010) and 6 5/8% Notes ($582.9 million of which were repurchased in February 2012). The senior notes rank equally with all of Lamar Media’s existing and future liabilities that are not so subordinated and are effectively subordinated to all of its secured debt (to the extent of the value of the collateral securing such debt), including the Senior Credit Facility, and structurally subordinated to all of the liabilities of any of Lamar Media’s subsidiaries that do not guarantee the senior notes. Lamar Media distributed the proceeds of the offering, after the payment of fees and expenses, to Lamar Advertising to repurchase $284.1 million in principal amount of 2 7/8% Convertible Notes due 2010 — Series B and to fund repayment of the remaining convertible notes at maturity on December 31, 2010.

Factors Affecting Sources of Liquidity

Internally Generated Funds. The key factors affecting internally generated cash flow are general economic conditions, specific economic conditions in the markets where the Company conducts its business and overall spending on advertising by advertisers.

Credit Facilities and Other Debt Securities. Lamar must comply with certain covenants and restrictions related to the Senior Credit Facility and its outstanding debt securities.

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $122.8 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $36.1 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $101.1 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes), $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and $500 million 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes”).

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the Senior Credit Facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes and 7 7/8% Notes and 5 7/8% Notes indentures.

In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•

up to $1.3 billion of indebtedness under the Senior Credit Facility allowable under the 6 5/8% Notes (up to $1.4 billion of indebtedness under the Senior Credit Facility allowable under the 9 3/4% Notes and up to $1.5 billion of indebtedness under the Senior Credit Facility allowable under the 7 7/8% Notes and 5 7/8% Notes indentures);

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

•	additional debt not to exceed $50 million ($75 million under the 7 7/8% Notes and 5 7/8% Notes indentures).

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the Senior Credit Facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At December 31, 2011, and currently, Lamar Media was in compliance with all such tests under the Senior Credit Facility. We must be in compliance with the following financial ratios:

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

•

a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended of less than or equal to 3.25 to 1.00 and,

•

a fixed charges coverage ratio, defined as the ratio of EBITDA, (as defined below), for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.

The definition of “EBITDA” under the senior credit agreement is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% Notes and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the Senior Credit Facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the Senior Credit Facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans (the “Excess Cash Flow Percentage”) was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending on or after December 31, 2011, this percentage is subject to a reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. The Company will not be required to make a mandatory prepayment in respect of Consolidated Excess Cash Flow for the fiscal year ended December 31, 2011 since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the Senior Credit Facility and the total holdings debt ratio was less than 5.0 to 1.0.

The Company believes that its current level of cash on hand, availability under the Senior Credit Facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2012. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $107.1 million for the year ended December 31, 2011. We anticipate our 2012 total capital expenditures will be approximately $100 million.

Acquisitions. During the year ended December 31, 2011, the Company financed its acquisition activity of approximately $23.5 million with cash on hand. In light of the current economic environment, the Company plans to continue to limit acquisition activity during 2012 with no material spending currently planned for acquisitions.

Note Repurchases. During September and October of 2011, the Company repurchased an aggregate principal amount of $47.9 million of its outstanding 6 5/8% Notes due 2015 at an average price of 98.5% of the original amount of the notes through open-market transactions.

Tender Offers. On January 26, 2012, Lamar Media commenced a tender offer to purchase for cash, up to $700 million in aggregate principal amount of its outstanding 6 5/8% Notes. On February 9, 2012, Lamar Media accepted tenders for approximately $483.7 million in aggregate principal amount of the 6 5/8% Notes, out of approximately $582.9 million tendered, in connection with the early settlement date of the tender offer. On February 27, 2012, Lamar Media accepted tenders for approximately $99.2 million previously tendered and not accepted for payment and an additional $220 thousand tendered following the early settlement date. The holders of the notes tendered on or before midnight on February 8, 2012 received a total consideration of $1,025.83 per $1,000 principal amount of the notes tendered; holders of notes tendered after such date received a total consideration of $1,005.83 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 6 5/8% Notes on February 9, 2012, including accrued interest up to but excluding February 9, 2012 was approximately $511.6 million and the total cash payment to purchase the tendered notes on February 27, 2012, including accrued interest up to but excluding February 27, 2012 was approximately $102.3 million, resulting in an aggregate payment in respect of the 6 5/8% Notes tender offer of approximately $613.9 million.

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

Debt Service and Contractual Obligations. During the year ended December 31, 2011, the Company reduced its overall indebtedness by $250.6 million. The reduction in total debt outstanding primarily resulted from scheduled principal maturities as well as optional prepayments under the Senior Credit Facility totaling $213 million and approximately $47.9 million in repurchases of Lamar Media’s outstanding 6 5/8% Notes due 2015. As of December 31, 2011, we had outstanding debt of approximately $2.16 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the Senior Credit Facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,158.5	$17.3	$421.5	$1,319.7	$400.0
Interest obligations on long term debt(1)	596.5	134.8	284.9	133.5	43.3
Billboard site and other operating leases	1,090.4	145.5	237.6	172.8	534.5

Total payments due	$3,845.4	$297.6	$944.0	$1,626.0	$977.8

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2011 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility(2)	$250.0	$—	$—	$250.0	$—
Standby Letters of Credit(3)	$9.4	$8.7	$0.7	$—	$—

(2)	Lamar Media had $0.0 outstanding under the revolving facility at December 31, 2011.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

Cash Flows

The Company’s cash flows provided by operating activities decreased by $4.0 million for the year ended December 31, 2011 resulting from an increase in net income of $48.7 million as described in “Results of Operations”, offset by a decrease in changes to operating net assets of $39.8 million and a decrease in adjustments to reconcile net income to cash provided by operating activities of $12.9 million.

Cash flows used in investing activities increased $75.8 million from $41.5 million in 2010 to $117.3 million in 2011 primarily due to an increase in capital expenditures of $63.6 million and an increase in acquisition activity of $16.8 million as compared to the same period in 2010.

Cash flows used in financing activities was $259.4 million for the year ended December 31, 2011 primarily due to the net payments under the Senior Credit Facility of $213.9 million and the $47.2 million of the payments on the 6 5/8% notes.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to long-lived asset recovery, intangible assets, goodwill impairment, deferred taxes, asset retirement obligations, stock-based compensation and allowance for doubtful accounts. We base our estimates on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events and, where applicable, established valuation techniques. These estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results may differ from our estimates. We believe that the following significant accounting policies and assumptions may involve a higher degree of judgment and complexity than others.

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Property, plant and equipment of $1.2 billion and intangible assets of $476.9 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2011 there were no indications that an impairment test was necessary.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $457.8 million and customer relationships of $16.8 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

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

We have identified two reporting units (Logo operations and Billboard operations) in accordance with ASC 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2011 and 2010 are as follows:

	Carrying Value of Goodwill (in thousands)
	December 31, 2011	December 31, 2010
Billboard operations	1,425,887	1,425,174
Logo operations	961	961

We believe there are numerous facts and circumstances that need to be considered when estimating the reasonableness of the reporting unit’s estimated fair value. In conducting our impairment test, we assessed the reasonableness of the reporting unit’s estimated fair value based on both market capitalization and discounted future cash flows. The discounted cash flow analysis incorporated various growth rate assumptions and discounting based on a present value factor.

Consideration of market capitalization

The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2011 was $2.5 billion compared to stockholders’ equity of $839.0 million as of that date, resulting in an excess of approximately $1.7 billion, which is substantially in excess of our book value. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2011. The following table presents the market capitalization and aggregate book value of the reporting units as of December 31, 2011:

	Equity Book Value	Market Capitalization(1)
	(in thousands)
Aggregate Values as of December 31, 2011	$838,998	$2,549,152

(1)	Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning 5 trading days prior to the measurement date.

Calculations of Fair Value using Discounted Cash Flow Analysis

We also estimate fair value using a discounted cash flow analysis that compares the estimated future cash flows of each reporting unit to the book value of the reporting unit. The discount rate and projected revenue and EBITDA (earnings before interest, tax, depreciation and amortization) growth rates are significant assumptions utilized in our calculation of the present value of cash flows used to estimate fair value of the reporting units. These assumptions could be adversely impacted by certain risks including deterioration in industry and economic conditions. See discussion in “Risk Factors” in Item 1A of this Annual Report. For additional information about goodwill, see Note 5 to the Consolidated Financial Statements.

Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2011 our weighted average cost of capital (WACC) was approximately 10%.

In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The five year projected Compound Annual Growth Rate (CAGR) used in our discounted cash flow analysis for billboard revenue and billboard EBITDA was 5.6% and 8.3%, respectively, and our logo operations revenue and EBITDA CAGR was 2.2% and 1.1%, respectively. The projected CAGR for revenue and EBITDA discussed above would have to deteriorate significantly, among other factors, before further testing of goodwill impairment would be necessary for our reporting units.

The fair values calculated as of December 31, 2011, using the discounted cash flow analysis described above for both reporting units were substantially in excess of their book values. Assumptions used in our impairment test, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecast and operating plans. The following table presents the aggregate fair value of our reporting units and aggregate book value of the reporting units as of December 31, 2011:

	Equity Book Value	Fair Value (1)
	(in thousands)
Aggregate Values as of December 31, 2011	$838,998	$3,666,431

(1)	Fair Value is calculated using the discounted cash flow analysis described above.

Based upon the Company’s annual review as of December 31, 2011, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.

Deferred Taxes. As of December 31, 2011, the Company had deferred tax assets of $247.5 million, a component of which is the Company’s operating loss carry forward, net of existing valuation allowances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes and projected decreases in future depreciation and amortization, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

Asset Retirement Obligations. The Company had an asset retirement obligation of $180.7 million as of December 31, 2011. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 71,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used with respect to the dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.

Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2011, we recorded $7.9 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $7.6 million, $8.7 million and $12.7 million or approximately 0.7%, 0.8% and 1.2% of net revenue for the years ended December 31, 2011, 2010, and 2009, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2011, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	36.1	36.5	37.7
General and administrative expenses	17.9	18.2	17.7
Corporate expenses	4.1	4.3	4.0
Depreciation and amortization	26.4	28.6	31.9
Operating income	16.5	12.8	9.3
Interest expense	15.1	17.0	18.2
Net income (loss)	0.8	(3.7)	(5.3)

Year ended December 31, 2011 compared to Year ended December 31, 2010

Net revenues increased $41.2 million or 3.8% to $1.13 billion for the year ended December 31, 2011 from $1.09 billion for the same period in 2010. This increase was attributable primarily to an increase in billboard net revenues of $31.0 million, or 3.1%, over the prior period, a $2.4 million increase in transit revenue, or 4.2%, over the prior period and a $7.9 million increase in logo revenue, or 15.9%, over the prior period.

Of the $31.0 million increase in billboard net revenue $8.2 million was generated by adding approximately 240 new digital display panels and approximately $22.8 million was a result of increased rate and occupancy, over the comparable period in 2010. The $7.9 million increase in logo revenue consists of a $4.0 million increase due to changes in logo contracts and an increase in internal growth of $3.9 million.

Net revenues for the year ended December 31, 2011, as compared to acquisition-adjusted net revenue for the year ended December 31, 2010, increased $36.4 million or 3.3% primarily as a result of increased rate and occupancy, as compared to the same period in 2010. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $12.7 million, or 2.0%, to $657.7 million for the year ended December 31, 2011 from $645.0 million for the same period in 2010. There was a $6.2 million decrease in non-cash compensation expense related to equity based compensation, offset by a $16.2 million increase in operating expenses related to the cost of operating the Company’s core assets and a $2.7 million increase in corporate expenses.

Depreciation and amortization expense decreased $13.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease is primarily a result of the reduction in the number of non performing structures dismantled during 2011 as compared to the same period in 2010.

Due to the above factors, operating income increased $47.2 million to $186.7 million for year ended December 31, 2011 compared to $139.5 million for the same period in 2010.

Interest expense decreased $14.8 million from $185.9 million for the year ended December 31, 2010 to $171.1 million for the year ended December 31, 2011 primarily resulting from the reduction in total debt outstanding as well as a decrease in interest rates resulting from the refinancing of the Company’s senior credit facility during 2010.

During the period ended December 31, 2011, the Company repurchased an aggregate principal amount of $47,900 of its outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, the “6 5/8% Notes”). The Company repurchased the 6 5/8% Notes at an average price of 98.5% of the original amount of the notes through open-market transactions. As a result of the repurchases, the Company recorded a $0.7 million loss on early extinguishment of debt for the year ended December 31, 2011 of which approximately $1.4 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts. During the comparable period in 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions. Approximately $12.6 million of the 2010 loss is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Notes and refinancing of the Senior Credit Facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Notes.

The increase in operating income and decrease in interest expense and loss on extinguishment of debt resulted in a $78.9 million increase in net income before income taxes. The increase in net income for the period resulted in an increase in income tax expense as compared to the same period during 2010. The effective tax rate for the year ended December 31, 2011 was 44.5%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2011 of $8.6 million, as compared to a net loss of $40.2 million for the same period in 2010.

Reconciliations:

Because acquisitions occurring after December 31, 2009 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2010 acquisition-adjusted net revenue, which adjusts our 2010 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in 2011. We provide this information as a supplement to net revenues to enable investors to compare periods in 2011 and 2010 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.

Acquisition-adjusted net revenue is not determined in accordance with generally accepted accounting principles (GAAP). For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2010 that corresponds with the actual period we have owned the acquired assets in 2011 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2010 reported net revenue to 2010 acquisition-adjusted net revenue as well as a comparison of 2010 acquisition-adjusted net revenue to 2011 net revenue are provided below:

Comparison of 2011 Net Revenue to 2010 Acquisition-Adjusted Net Revenue

	Year Ended December 31,
	2011	2010
	(In thousands)
Reported net revenue	$1,133,487	$1,092,291
Acquisition net revenue	—	4,817

Adjusted totals	$1,133,487	$1,097,108

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

Depreciation and amortization expense decreased $24.0 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease is primarily a result of the reduction in the number of non-performing structures dismantled during 2010 as compared to the same period in 2009.

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

Reconciliations:

Because acquisitions occurring after December 31, 2008 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2009 acquisition-adjusted net revenue, which adjusts our 2009 net revenue by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in 2010. We provide this information as a supplement to net revenues to enable investors to compare periods in 2010 and 2009 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well our core assets are performing.

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

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2011, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2011 there was approximately $595.5 million of aggregate indebtedness outstanding under the Senior Credit Facility, or approximately 27.6% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2011 with respect to borrowings under the Senior Credit Facility was $27.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2011 was 3.6%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.6% rather than 3.6%), then the Company’s 2011 interest expense would have been approximately $14.2 million higher resulting in an $8.6 million decrease in the Company’s 2011 net income.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2011, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011, and the financial statement schedule, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2012

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except share and per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$33,503	$91,679
Receivables, net of allowance for doubtful accounts of $7,500 and $8,100 in 2011 and 2010	147,436	141,166
Prepaid expenses	39,514	40,046
Deferred income tax assets (note 11)	9,812	9,241
Other current assets	26,360	27,277

Total current assets	256,625	309,409

Property, plant and equipment (note 4)	2,860,592	2,796,935
Less accumulated depreciation and amortization	(1,666,975)	(1,539,484)

Net property, plant and equipment	1,193,617	1,257,451

Goodwill (note 5)	1,426,848	1,426,135
Intangible assets, net (note 5)	476,880	569,723
Deferred financing costs, net of accumulated amortization of $28,187 and $20,221 at 2011 and 2010, respectively	34,409	43,170
Other assets	38,974	43,073

Total assets	$3,427,353	$3,648,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,663	$13,208
Current maturities of long-term debt (note 8)	17,310	5,694
Accrued expenses (note 7)	94,654	96,542
Deferred income	36,717	38,136

Total current liabilities	161,344	153,580
Long-term debt (note 8)	2,141,218	2,403,446
Deferred income tax liabilities (note 11)	92,317	87,234
Asset retirement obligation (note 9)	180,662	173,673
Other liabilities	12,814	12,505

Total liabilities	2,588,355	2,830,438

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2011 and 2010	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2011 and 2010	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 95,011,499 and 94,483,412 shares issued and 77,928,847 and 77,484,562 and outstanding at 2011 and 2010, respectively	95	94
Class B common stock, par value $.001, 37,500,000 shares authorized, 15,122,865 shares issued and outstanding at 2011 and 2010	15	15
Additional paid-in-capital	2,405,679	2,389,125
Accumulated comprehensive income	5,326	6,110
Accumulated deficit	(683,599)	(691,784)
Cost of shares held in treasury, 17,082,652 shares and 16,998,850 shares in 2011 and 2010, respectively	(888,518)	(885,037)

Stockholders’ equity	838,998	818,523

Total liabilities and stockholders’ equity	$3,427,353	$3,648,961

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data)

	2011	2010	2009
Statement of Operations
Net revenues	$1,133,487	$1,092,291	$1,056,065

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	409,052	398,467	397,725
General and administrative expenses (exclusive of depreciation and amortization)	202,437	199,136	186,733
Corporate expenses (exclusive of depreciation and amortization)	46,533	47,377	42,690
Depreciation and amortization (Note 10)	299,639	312,703	336,725
Gain on disposition of assets	(10,548)	(4,900)	(5,424)

	947,113	952,783	958,449

Operating income	186,374	139,508	97,616

Other expense (income):
Loss (gain) on extinguishment of debt	677	17,398	(3,320)
Gain on disposition of investment	—	—	(1,445)
Interest income	(569)	(367)	(527)
Interest expense	171,093	186,048	197,047

	171,201	203,079	191,755

Income (loss) before income tax expense	15,173	(63,571)	(94,139)
Income tax expense (benefit) (note 11)	6,623	(23,469)	(36,101)

Net income (loss)	8,550	(40,102)	(58,038)
Preferred stock dividends	365	365	365

Net income (loss) applicable to common stock	$8,185	$(40,467)	$(58,403)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.09	$(0.44)	$(0.64)

Diluted earnings (loss) per share	$0.09	$(0.44)	$(0.64)

Cash dividends declared per share of common stock	$—	$—	$—

Weighted average common shares outstanding	92,851,067	92,261,157	91,730,109
Incremental common shares from dilutive stock options	322,718	—	—

Weighted average common shares assuming dilution	93,173,785	92,261,157	91,730,109

Statement of Comprehensive Income (Loss)

Net income (loss)	$8,550	$(40,102)	$(58,038)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(784)	862	2,500
Unrealized gain on hedging transactions	—	—	3,814

Comprehensive income (loss)	$7,766	$(39,240)	$(51,724)

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit)

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Deficit)	Accumulated Deficit	Total
Balance, December 31, 2008	$—	—	93	15	(883,364)	2,347,854	(1,066)	(592,914)	870,618
Non-cash compensation	—	—	—	—	—	12,462	—	—	12,462
Exercise of 111,843 shares of stock options	—	—	1	—	—	1,937	—	—	1,938
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	2,902	—	—	2,902
Tax deduction related to options exercised	—	—	—	—	—	25	—	—	25
Purchase of 6,950 shares of treasury stock	—	—	—	—	(44)	—	—	—	(44)
Payment on 2 7/8% convertible notes	—	—	—	—	—	(4,014)	—	—	(4,014)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	2,500	—	2,500
Change in unrealized loss on hedging transaction, net of tax $2,398	—	—	—	—	—	—	3,814	—	3,814
Net loss	—	—	—	—	—	—		(58,038)	(58,038)

Comprehensive loss	—	—	—	—	—	—	—	—	(51,724)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2009	$—	—	94	15	(883,408)	2,361,166	5,248	(651,317)	831,798
Non-cash compensation	—	—	—	—	—	17,839	—	—	17,839
Exercise of 368,178 shares of stock options	—	—	—	—	—	6,803	—	—	6,803
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,356	—	—	3,356
Conversion of 50,000 from Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Tax shortfall related to options exercised	—	—	—	—	—	(16)	—	—	(16)
Purchase of 53,597 shares of treasury stock	—	—	—	—	(1,629)	—	—	—	(1,629)
Payment on 2 7/8% convertible notes	—	—	—	—	—	(23)	—	—	(23)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	862	—	862
Net loss	—	—	—	—	—	—	—	(40,102)	(40,102)

Comprehensive loss	—	—	—	—	—	—	—	—	(39,240)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2010	$—	—	94	15	(885,037)	2,389,125	6,110	(691,784)	818,523
Non-cash compensation	—	—	—	—	—	11,650	—	—	11,650
Exercise of 113,359 shares of stock options	—	—	1	—	—	1,997	—	—	1,998
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,459	—	—	3,459
Tax shortfall related to options exercised	—	—	—	—	—	(552)	—	—	(552)
Purchase of 83,802 shares of treasury stock	—	—	—	—	(3,481)	—	—	—	(3,481)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(784)	—	(784)
Net income	—	—	—	—	—	—	—	8,550	8,550

Comprehensive income	—	—	—	—	—	—	—	—	7,766
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2011	$—	—	95	15	(888,518)	2,405,679	5,326	(683,599)	838,998

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,550	$(40,102)	$(58,038)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	299,639	312,703	336,725
Non-cash compensation	11,650	17,839	12,462
Amortization included in interest expense	18,517	16,934	19,442
Gain on disposition of assets and investments	(10,548)	(4,900)	(6,869)
Loss (gain) on extinguishment of debt	677	17,398	(3,320)
Deferred income tax expenses (benefit)	3,702	(24,588)	(20,120)
Provision for doubtful accounts	7,591	8,736	12,663
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,622)	(4,539)	(2,083)
Prepaid expenses	1,201	2,581	5,959
Other assets	(1,863)	30,723	(15,064)
Increase (decrease) in:
Trade accounts payable	(489)	2,460	(4,383)
Accrued expenses	(630)	(275)	9,676
Other liabilities	(4,554)	(12,150)	6,693

Cash flows provided by operating activities	318,821	322,820	293,743

Cash flows from investing activities:
Capital expenditures	(107,070)	(43,452)	(38,815)
Acquisitions	(23,497)	(6,703)	(4,457)
Decrease in notes receivable	166	240	168
Proceeds from disposition of assets and investments	13,146	8,435	14,065

Cash flows used in investing activities	(117,255)	(41,480)	(29,039)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,457	10,160	4,840
Cash used for purchase of treasury shares	(3,481)	(1,629)	(44)
Net payments under credit agreement	(213,866)	(290,309)	(198,701)
Net proceeds from credit agreement refinancing	—	5,360	—
Payments on convertible notes	—	(3,402)	(269,087)
Debt issuance costs	—	(32,597)	(19,919)
Net proceeds from note offering	—	400,000	314,927
Net payment on senior subordinated notes	(47,187)	(389,647)	—
Dividends	(365)	(365)	(365)

Cash flows used in financing activities	(259,442)	(302,429)	(168,349)

Effect of exchange rate changes in cash and cash equivalents	(300)	515	1,759

Net (decrease) increase in cash and cash equivalents	(58,176)	(20,574)	98,114

Cash and cash equivalents at beginning of period	91,679	112,253	14,139

Cash and cash equivalents at end of period	$33,503	$91,679	$112,253

Supplemental disclosures of cash flow information:
Cash paid for interest	$153,800	$176,427	$169,703

Cash paid for state and federal income taxes	$2,651	$3,496	$3,314

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 143,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 21 states throughout the United States and the province of Ontario, Canada and a transit advertising business in 60 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

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

We define the term ‘chief operating decision maker’ to be our executive management group, which consist of our Chief Executive Officer, President and Chief Financial Officer. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive management group. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our management group. Any decisions related to changes in invested capital, personnel, operational improvement or training, or to allocate other company resources are made based on the combined results.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2011 and 2010, therefore, the Company was not required to recognize an impairment loss.

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

	2011	2010	2009
Net revenues	$7,153	$6,608	$5,642
Direct advertising expenses	$2,766	$2,768	$2,808
General and administrative expenses	$3,524	$3,242	$2,867

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

(i) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. The number of potentially dilutive shares excluded from the calculation because of their anti-dilutive effect are 0 for the year ended December 31, 2011, 465,820 for the year ended December 31, 2010 and 2,580,092 for the year ended December 31, 2009.

(j) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2011, 2010, and 2009 were $11,650, $17,839 and $12,462. The $11,650 expensed during the year ended December 31, 2011 consists of (i) $7,875 related to stock options, (ii) $3,535 related to stock grants, made under the Company’s performance-based stock incentive program in 2011 (iii) $240 related to stock awards to directors. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.

(k) Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less to be cash equivalents.

(l) Foreign Currency Translation

Local currencies generally are considered the functional currencies outside the United States. Assets and liabilities for operations in local-currency environments are translated at year-end exchange rates. Income and expense items are translated at average rates of exchange prevailing during the year. Foreign currency translation adjustments are recorded as a component of other comprehensive income in the Consolidated Statement of Operations and Comprehensive Income (Loss) and as a component of accumulated other comprehensive income (deficit) in Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Deficit).

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(o) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the components of accumulated other comprehensive income (deficit) are presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Deficit). Comprehensive Income (Loss) is composed of foreign currency translation effects and unrealized gains and losses on cash flow hedging instruments.

(p) Subsequent Events

The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

(2) Acquisitions

Year Ended December 31, 2011

During the twelve months ended December 31, 2011, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $23,497 in cash.

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

Total
Property, plant and equipment	$12,319
Goodwill	775
Site locations	8,147
Non-competition agreements	101
Customer lists and contracts	2,010
Other asset	356
Current liabilities	(211)

$23,497

Total acquired intangible assets for the year ended December 31, 2011 were $11,033, of which $775 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, substantially all of the $775 is expected to be fully deductible for tax purposes. The remaining $10,258 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $2,010 (7 year weighted average useful life) and site locations of $8,147 (15 year weighted average useful life). The aggregate amortization expense related to the 2011 acquisitions for the year ended December 31, 2011 was approximately $358.

The following unaudited pro forma financial information for the Company gives effect to the 2011 and 2010 acquisitions as if they had occurred on January 1, 2010. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2011	2010
Net revenues	$1,135,802	$1,099,490
Net income (loss) applicable to common stock	$7,946	$(39,830)
Net loss per common share — basic	$0.09	$(0.43)
Net loss per common share — diluted	$0.09	$(0.43)

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

(3) Noncash Financing and Investing Activities

For the period ended December 31, 2011, the Company had non-cash investing activities of $4,000 and $1,900 related to deposits paid in prior periods for the purchase of an aircraft in January 2011 that had a total purchase price of $11,539 and settlement of a notes receivable by a transfer of land, respectively. For the years ended December 31, 2010 and 2009 there were no significant non-cash financing or investing activities.

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2011 and 2010 are as follows:

	Estimated Life (Years)	2011	2010
Land	—	$307,968	$298,879
Building and improvements	10 — 39	108,820	105,459
Advertising structures	5 — 15	2,309,775	2,264,953
Automotive and other equipment	3 — 7	134,029	127,644

		$2,860,592	$2,796,935

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2011 and December 31, 2010:

	Estimated	2011		2010
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$468,371	$451,524	$466,412	$441,641
Non-competition agreements	3 — 15	63,592	61,849	63,493	60,955
Site locations	15	1,383,076	925,291	1,375,298	833,418
Other	5 — 15	13,608	13,103	13,608	13,074

		$1,928,647	$1,451,767	$1,918,811	$1,349,088

Unamortizable Intangible Assets: Goodwill		$1,680,483	$253,635	$1,679,770	$253,635

The changes in the gross carrying amount of goodwill for the year ended December 31, 2011 are as follows:

Balance as of December 31, 2010	$1,679,770
Goodwill acquired during the year	775
Purchase price adjustments and other	(62)
Impairment losses	—

Balance as of December 31, 2011	$1,680,483

Amortization expense for the year ended December 31, 2011 was $102,918. The following is a summary of the estimated amortization expense for future years:

Year ended December 31, 2012	$99,917
Year ended December 31, 2013	97,165
Year ended December 31, 2014	83,200
Year ended December 31, 2015	46,770
Year ended December 31, 2016	36,267
Thereafter	113,561

Total	$476,880

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2011:

2012	$145,491
2013	$125,635
2014	$111,981
2015	$92,917
2016	$79,859
Thereafter	$534,461

Rental expense related to the Company’s operating leases was $205,378, $203,044 and $213,549 for the years ended December 31, 2011, 2010 and 2009, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2011 and 2010:

	2011	2010
Payroll	$10,519	$13,621
Interest	36,125	37,350
Insurance benefits	12,338	11,958
Accrued lease expense	26,975	26,851
Other	8,697	6,762

	$94,654	$96,542

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2011 and 2010:

	2011	2010
Senior Credit Agreement	$595,477	$808,875
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	381,290	400,000
6 5/8% Senior Subordinated Notes — Series B	191,544	206,689
6 5/8% Senior Subordinated Notes — Series C	256,040	265,672
9 3/4% Senior Notes	331,553	324,866
Other notes with various rates and terms	2,624	3,038

	2,158,528	2,409,140
Less current maturities	(17,310)	(5,694)

Long-term debt, excluding current maturities	$2,141,218	$2,403,446

Long-term debt matures as follows:

2012	$17,310
2013	$33,735
2014	$387,808
2015	$1,012,595
2016	$307,087
Later years	$399,993

The maturities schedule above reflects the amortization of discount in the amount of $32,673.

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

During September and October 2011, the Company repurchased an aggregate principal amount of $47,900 of its outstanding 6 5/8% Notes due 2015 at an average purchase price of 98.5% of the original issue amount through open market transactions. A loss of $677 was recorded as a result of the transactions at December 31, 2011.

As discussed in Note 20, subsequent to December 31, 2011, Lamar Media repurchased a portion of the 6 5/8% Notes.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

2010 Senior Credit Facility

On April 28, 2010, Lamar Media refinanced its existing senior credit facility with a new senior credit facility. The Senior Credit Facility, for which JPMorgan Chase Bank, N.A. serves as administrative agent, consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the Senior Credit Facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

The remaining quarterly amortizations of the Term facilities as of December 31, 2011 is as follows:

	Term A-1	Term A-2	Term B
September 30, 2012 — March 31, 2014	$6,750	$750	$813.2
June 30, 2014 — March 30, 2015	$13,500	$1,500	$813.2
June 30, 2015 — September 30, 2015	$37,125	$4,125	$813.2
December 31, 2015	$74,250	$8,250	$813.2
March 31, 2016 — September 30, 2016	$—	$—	$813.2
December 31, 2016	$—	$—	$304,151.9

In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the Senior Credit Facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the Senior Credit Facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans (the “Excess Cash Flow Percentage”) was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending on or after December 31, 2011, this percentage is subject to a reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. The Company will not be required to make a mandatory prepayment in respect of Consolidated Excess Cash Flow for the fiscal year ended December 31, 2011 since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the Senior Credit Facility and the total holdings debt ratio was less than 5.0 to 1.0.

As of December 31, 2011, there was $0 revolving credit loans outstanding under the revolving facility. The revolving facility terminates April 28, 2015. Availability of the revolving facility is reduced by the amount of letters of credit outstanding. The company had $9,364 letters of credit outstanding as of December 31, 2011 and $240,636 availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement.

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

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2009	$160,260
Revisions in cash flow estimates	7,809
Additions to asset retirement obligations	261
Accretion expense	10,751
Liabilities settled	(5,408)

Balance at December 31, 2010	173,673
Additions to asset retirement obligations	708
Accretion expense	10,573
Liabilities settled	(4,292)

Balance at December 31, 2011	$180,662

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year Ended December 31,
	2011	2010	2009
Direct expenses	$283,720	$297,517	$318,561
General and administrative expenses	4,224	5,033	6,528
Corporate expenses	11,695	10,153	11,636

	$299,639	$312,703	$336,725

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(11) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$—	$2,963	$2,963
State and local	1,075	1,125	2,200
Foreign	1,847	(387)	1,460

	$2,922	$3,701	$6,623

Year ended December 31, 2010:
U.S. federal	$(1,290)	$(14,174)	$(15,464)
State and local	477	(3,767)	(3,290)
Foreign	1,932	(6,647)	(4,715)

	$1,119	$(24,588)	$(23,469)

Year ended December 31, 2009:
U.S. federal	$(20,062)	$(14,862)	$(34,924)
State and local	1,960	(2,939)	(979)
Foreign	2,121	(2,319)	(198)

	$(15,981)	$(20,120)	$(36,101)

As of December 31, 2011 and December 31, 2010, the company had income taxes receivable of $381 and $1,789, respectively, included in other current assets.

The U.S. and foreign components of earnings (loss) before income taxes are as follows:

	2011	2010	2009
U.S.	$16,641	$(59,353)	$(94,371)
Foreign	(1,468)	(4,218)	232

Total	$15,173	$(63,571)	$(94,139)

A reconciliation of significant differences between the reported amount of income tax expense (benefit) and the expected amount of income tax expense (benefit) that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2011	2010	2009
Income tax expense (benefit) at U.S. federal statutory rate	$5,310	$(22,250)	$(32,948)
State and local income taxes, net of federal income tax benefit	958	(4,945)	(636)
Book expenses not deductible for tax purposes	746	662	816
Stock-based compensation	464	518	(3,534)
Amortization of non-deductible goodwill	1	3	6
Undistributed earnings of Canadian subsidiaries (a)	(4,023)	1,083	828
Valuation allowance	382	1,487	(9)
Rate Change (b)	1,743	—	—
Other differences, net	1,042	(27)	(624)

Income tax expense (benefit)	$6,623	$(23,469)	$(36,101)

(a)	In prior periods, the undistributed earnings of our Canadian subsidiaries were not designated as permanently reinvested. As of December 31, 2011, however, management asserts that the undistributed earnings of our Canadian subsidiaries are permanently reinvested. During the current year, we recognized a deferred tax benefit of $4,023, resulting from the release of the December 31, 2010 deferred tax liability.
(b)	In 2011, the “Internal Revenue Code for a New Puerto Rico” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was lowered from 39% to 30%. As a result, a non-cash charge of $1,743 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax asset.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$2,954	$5,445
Accrued liabilities not deducted for tax purposes	33,583	33,873
Asset retirement obligation	61,565	57,060
Net operating loss carry forwards	148,913	127,866
Tax credit carry forwards	3,724	3,829
Charitable contributions carry forward	469	409
Other	—	516

Gross deferred tax assets	251,208	228,998
Less: valuation allowance	(3,755)	(3,332)

Net deferred tax assets	247,453	225,666

Deferred tax liabilities:
Property, plant and equipment	(36,967)	(16,517)
Intangibles	(291,926)	(281,884)
Undistributed earnings of foreign subsidiaries	—	(4,023)
Investment in partnerships	(1,065)	(1,235)

Gross deferred tax liabilities	(329,958)	(303,659)

Net deferred tax liabilities	$(82,505)	$(77,993)

Classification in the consolidated balance sheets:
Current deferred tax assets	$9,812	$9,241
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(92,317)	(87,234)

Net deferred tax liabilities	$(82,505)	$(77,993)

During 2011, we generated $58,412 of U.S. net operating losses, primarily attributable to the accelerated tax depreciation provisions available under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that was signed into law by the President on December 17, 2010. As of December 31, 2011, we had approximately $342,534 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,201 is subject to an IRC §382 limitation of $25,337 per year. These carry forwards expire between 2022 through 2031. In addition, we have $3,476 of various credits available to offset future U.S. federal income tax.

As of December 31, 2011, we have approximately $457,965 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards in certain jurisdictions is necessary. The valuation allowance for these deferred tax assets as of December 31, 2011 and December 31, 2010 was $3,742 and $3,332, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2011, 2010, and 2009 was an increase (decrease) of $410, $1,653, and $(13), respectively.

During 2011, we generated $4,896 of Puerto Rico net operating losses. As of December 31, 2011, we had approximately $21,778 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Based on the current level of pretax earnings and projected decreases in future depreciation and amortization, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

In prior periods, we have not designated the undistributed earnings of our Canadian subsidiaries as permanently reinvested. As of December 31, 2011, however, management asserts that the undistributed earnings of our Canadian subsidiaries are permanently reinvested. We have not recognized a deferred tax liability of approximately $5,459 for the undistributed earnings of our Canadian operations that arose in 2011 and prior years as management intends to reinvest the earnings outside the U.S. indefinitely. During the current period, we recognized a deferred tax benefit of $4,023, resulting from the release of the December 31, 2010 deferred tax liability. As of December 31, 2011, the undistributed earnings of these subsidiaries were approximately $15,596.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2009	$919
Additions for tax positions related to current year	35
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(632)
Settlements	—

Balance as of December 31, 2010	$322
Additions for tax positions related to current year	7
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(194)
Settlements	—

Balance as of December 31, 2011	$135

Included in the balance of unrecognized benefits at December 31, 2011 is $135 of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2011 and December 31, 2010, we recognized interest and penalties of $7 and $35, respectively, as components of income tax expense (benefit) in connection with our liabilities related to uncertain tax positions. Interest and penalties included in the balance at December 31, 2011 and December 31, 2010, was $27 and $67, respectively.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years before 2009 since the IRS has completed review of our income tax returns through 2008, or for any U.S. state income tax audit prior to 2002. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2007 and 2006, respectively.

Within the next twelve months, it is reasonably possible, that we could decrease our unrecognized tax benefits up to $62 as a result of the expiration of statute of limitations.

(12) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2011 and 2010, the deferred gains related to these transactions were $941 and $942, respectively, and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2011, 2010 and 2009.

In addition, the Company had receivables from employees of $230 and $155 at December 31, 2011 and 2010, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which Kevin P. Reilly, Sr. controls, entered into a consulting agreement, which was amended January 1, 2004. This consulting agreement as amended has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. As of December 31, 2011, this consulting agreement was renewed for one additional year at the previously agreed fee of $150 per year. The agreement also contains a non-disclosure provision and a non-competition restriction which extends for two years beyond the termination agreement.

In June 2011, the Company entered into a service contract with Joule Energy LA, LLC (“Joule”), of which Ross L. Reilly is a member and owns 26.66% interest. Joule provides services related to the Company’s installation of solar arrays in the State of Louisiana, which services are expected to be completed in 2012. The aggregate amount payable to Joule under the service contract is approximately $1,000 of which approximately $625 has been incurred as of December 31, 2011. Ross L. Reilly is the son of Kevin P. Reilly, Jr., our Chairman of the Board of Directors and President.

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2011 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

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

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2011	0%	52%	2%	5
2010	0%	54%	2%	5
2009	0%	55%	2%	5

Information regarding the 1996 Plan for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	2,828,770	$20.85
Granted	68,000	33.28
Exercised	(113,359)	17.62
Canceled	(80,782)	21.62

Outstanding, end of year	2,702,629	$21.27	7.07

Exercisable at end of year	1,500,656	$22.86	6.78

At December 31, 2011 there was $7,372 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.14 years.

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

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,341,158 at December 31, 2011. The aggregate intrinsic value of options outstanding as of December 31, 2011 was $22,379, and the aggregate intrinsic value of options exercisable was $11,453. Total intrinsic value of options exercised was $1,206 for the year ended December 31, 2011.

The following table summarizes our non-vested stock option activity for year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested stock options at the beginning of the period	1,832,153	$9.20
Granted	54,400	9.33
Vested	(623,362)	9.49
Canceled	(61,218)	9.14

Non-vested stock options at the end of the period	1,201,973	$9.06

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

The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009, we adopted a new employee stock purchase plan. Our 2009 Employee Stock Purchase Plan was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the year ended December 31, 2011:

Shares
2009 ESPP Plan Shares available for future purchases, January 1, 2011	331,795
Additional Shares reserved under 2009 ESPP	77,928
Purchases	(156,429)

Shares available for future purchases, December 31, 2011	253,294

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2011. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2011 results and were issued in the first quarter of 2012. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2011, the Company has accrued $3,535 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2011, the Company maintained $7,950 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $2,870, $1,263 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2011 and 2010, the Company contributed $1,223 and $1,164, respectively. The Company did not contribute to the plan for year ended December 31, 2009.

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the Senior Credit Facility. As of December 31, 2011 and December 31, 2010, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,641,856 and $1,380,705, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under the Senior Credit Facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of December 31, 2011, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

(18) Fair Value of Financial Instruments

At December 31, 2011 and 2010, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments and derivative contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,265,451, which exceeded both the gross and carrying amounts of $2,191,201 and $2,158,528, respectively, as of December 31, 2011.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(19) Quarterly Financial Data (Unaudited)

	Year 2011 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$255,202	$293,345	$296,701	$288,239
Net revenues less direct advertising expenses	$155,651	$190,287	$193,501	$184,996
Net (loss) income applicable to common stock	$(13,331)	$11,335	$3,901	$6,280
Net (loss) income per common share basic	$(0.14)	$0.12	$0.04	$0.07
Net (loss) income per common share — diluted	$(0.14)	$0.12	$0.04	$0.07

	Year 2010 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$244,103	$286,366	$286,138	$275,684
Net revenues less direct advertising expenses	$145,551	$186,541	$186,543	$175,189
Net (loss) income applicable to common stock	$(24,918)	$(9,028)	$690	$(7,211)
Net (loss) income per common share basic	$(0.27)	$(0.10)	$0.01	$(0.08)
Net (loss) income per common share — diluted	$(0.27)	$(0.10)	$0.01	$(0.08)

(20) Subsequent Events

On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing Senior Credit Facility in order to fund a new $100,000 Term loan A-3 facility and to make certain covenant changes to the Senior Credit Facility.

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000. The Company used the proceeds of this offering, after the payment of fees and expenses together with approximately $99,000 of net proceeds from its term loan A-3 facility to repurchase $583,123 of its outstanding 6 5/8% Notes.

SCHEDULE 2

Lamar Advertising Company

And Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2011
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,100	7,591	8,191	$7,500
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,602,723	102,679	—	$1,705,402
Year ended December 31, 2010
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,550	8,736	10,186	$8,100
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,497,763	104,960	—	$1,602,723
Year ended December 31, 2009
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,000	12,663	13,113	$9,550
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,389,523	108,292	52	$1,497,763

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2011, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011, and the financial statement schedule, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 27, 2012

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except share and per share data)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$33,377	$88,565
Receivables, net of allowance for doubtful accounts of $7,500 and $8,100 in 2011 and 2010	147,436	141,166
Prepaid expenses	39,514	40,046
Deferred income tax assets (note 6)	9,812	9,241
Other current assets	26,578	20,391

Total current assets	256,717	299,409

Property, plant and equipment	2,860,592	2,796,935
Less accumulated depreciation and amortization	(1,666,975)	(1,539,484)

Net property, plant and equipment	1,193,617	1,257,451

Goodwill (note 3)	1,416,696	1,415,983
Intangible assets, net (note 3)	476,376	569,189
Deferred financing costs, net of accumulated amortization of $18,899 and $10,933 as of 2011 and 2010 respectively	32,455	41,218
Other assets	33,689	37,787

Total assets	$3,409,550	$3,621,037

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,663	$13,208
Current maturities of long-term debt (note 5)	17,310	5,694
Accrued expenses (note 4)	93,315	85,803
Deferred income	36,717	38,136

Total current liabilities	160,005	142,841
Long-term debt (note 5)	2,141,218	2,403,446
Deferred income tax liabilities (note 6)	125,462	120,083
Asset retirement obligation	180,662	173,673
Other liabilities	12,814	12,505

Total liabilities	2,620,161	2,852,548

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2011 and 2010	—	—
Additional paid-in-capital	2,579,318	2,562,765
Accumulated comprehensive income	5,326	6,110
Accumulated deficit	(1,795,255)	(1,800,386)

Stockholder’s equity	789,389	768,489

Total liabilities and stockholder’s equity	$3,409,550	$3,621,037

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Statement of Operations
Net revenues	$1,133,487	$1,092,291	$1,056,065

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	409,052	398,467	397,725
General and administrative expenses (exclusive of depreciation and amortization)	202,437	199,136	186,733
Corporate expenses (exclusive of depreciation and amortization)	46,175	47,377	42,265
Depreciation and amortization	299,639	312,703	336,725
Gain on disposition of assets	(10,548)	(4,900)	(5,424)

	946,755	952,783	958,024

Operating income	186,732	139,508	98,041

Other expense (income):
Loss on extinguishment of debt	677	17,402	—
Gain on disposition of investment	—	—	(1,445)
Interest income	(569)	(358)	(462)
Interest expense	171,093	185,875	191,917

	171,201	202,919	190,010

Income (loss) before income tax expense	15,531	(63,411)	(91,969)

Income tax expense (benefit) (note 6)	6,919	(23,213)	(36,146)

Net income (loss)	$8,612	$(40,198)	$(55,823)

Statement of Comprehensive Income (Loss)

Net income (loss)	$8,612	$(40,198)	$(55,823)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(784)	862	2,500
Unrealized gain on hedging transactions	—	—	3,814

Comprehensive income (loss)	$7,828	$(39,336)	$(49,509)

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Deficit)

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Deficit)	Accumulated Deficit	Total
Balance, December 31, 2008	$—	$2,517,481	$(1,066)	$(1,702,511)	$813,904
Contribution from parent	—	17,302	—	—	17,302
Comprehensive income (loss):
Foreign currency translations	—	—	2,500	—	2,500
Change in unrealized loss of hedging transaction, net of tax $2,398	—	—	3,814	—	3,814
Net loss	—	—	—	(55,823)	(55,823)

Net comprehensive loss	—	—	—	—	(49,509)
Dividend to parent	—	—	—	(225)	(225)

Balance, December 31, 2009	$—	$2,534,783	$5,248	$(1,758,559)	$781,472
Contribution from parent	—	27,982	—	—	27,982
Comprehensive income (loss):
Foreign currency translations	—	—	862	—	862
Net loss	—	—	—	(40,198)	(40,198)

Net comprehensive loss	—	—	—	—	(39,336)
Dividend to parent	—	—	—	(1,629)	(1,629)

Balance, December 31, 2010	$—	$2,562,765	$6,110	$(1,800,386)	$768,489
Contribution from parent	—	16,553	—	—	16,553
Comprehensive income (loss):
Foreign currency translations	—	—	(784)	—	(784)
Net income	—	—	—	8,612	8,612

Net comprehensive income	—	—	—	—	7,828
Dividend to parent	—	—	—	(3,481)	(3,481)

Balance, December 31, 2011	$—	$2,579,318	$5,326	$(1,795,255)	$789,389

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$8,612	$(40,198)	$(55,823)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	299,639	312,703	336,725
Non-cash compensation	11,650	17,839	12,462
Amortization included in interest expense	18,517	16,836	14,312
Loss on extinguishment of debt	677	17,402	—
Gain on disposition of assets and investments	(10,548)	(4,900)	(6,869)
Deferred income tax expenses (benefit)	3,997	(24,384)	(20,602)
Provision for doubtful accounts	7,591	8,736	12,663
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,622)	(4,539)	(2,083)
Prepaid expenses	1,201	2,581	5,959
Other assets	(1,863)	30,777	(14,628)
Increase (decrease) in:
Trade accounts payable	(489)	2,460	1,508
Accrued expenses	(630)	(275)	9,677
Other liabilities	(13,384)	(29,974)	(738)

Cash flows provided by operating activities	310,348	305,064	292,563

Cash flows from investing activities:
Capital expenditures	(107,070)	(43,452)	(38,815)
Acquisitions	(23,497)	(6,703)	(4,457)
Decrease in notes receivable	166	240	168
Proceeds from disposition of assets and investments	13,146	8,435	14,065

Cash flows used in investing activities	(117,255)	(41,480)	(29,039)

Cash flows from financing activities:
Net payments on credit agreement	(213,866)	(290,309)	(198,701)
Net proceeds from credit agreement refinancing	—	5,360	—
Payment on mirror note	—	—	(287,500)
Net payment on senior subordinated notes	(47,187)	(389,647)	—
Debt issuance costs	—	(32,597)	(19,919)
Net proceeds from note offering	—	400,000	314,927
Dividends to parent	(3,481)	(1,629)	(225)
Contributions from parent	16,553	27,982	17,302

Cash flows used in financing activities	(247,981)	(280,840)	(174,116)

Effect of exchange rate changes in cash and cash equivalents	(300)	515	1,759

Net (decrease) increase in cash and cash equivalents	(55,188)	(16,741)	91,167
Cash and cash equivalents at beginning of period	88,565	105,306	14,139

Cash and cash equivalents at end of period	$33,377	$88,565	$105,306

Supplemental disclosures of cash flow information:
Cash paid for interest	$153,800	$176,352	$169,703

Cash paid for state and federal income taxes	$2,651	$3,496	$3,314

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 143,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

(2) Non-cash Financing and Investing Activities

For the period ended December 31, 2011, the Company had a non-cash investing activity of $4,000 related to the purchase of an aircraft in January 2011 that had a total purchase price of $11,539. The non-cash portion of the purchase is related to deposits paid in prior periods. For the years ended December 31, 2010 and 2009 there were no significant non-cash financing or investing activities.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2011 and December 31, 2010:

	Estimated Life (Years)	2011		2010
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$468,371	$451,524	$466,412	$441,641
Non-competition agreement	3—15	63,592	61,849	63,493	60,955
Site locations	15	1,383,076	925,290	1,375,298	833,418
Other	5—15	13,063	13,063	13,063	13,063

		$1,928,102	$1,451,726	$1,918,266	$1,349,077
Unamortizable Intangible Assets:
Goodwill		$1,669,462	$252,766	$1,668,749	$252,766

The changes in the gross carrying amount of goodwill for the year ended December 31, 2011 are as follows:

Balance as of December 31, 2010	$1,668,749
Goodwill acquired during the year	775
Purchase price adjustments and other	(62)
Impairment losses	—

Balance as of December 31, 2011	$1,669,462

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2011 and 2010:

	2011	2010
Payroll	$10,519	$13,621
Interest	36,125	37,350
Other	46,671	34,832

	$93,315	$85,803

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2011 and 2010:

	2011	2010
Senior Credit Agreement	$595,477	$808,875
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	381,290	400,000
6 5/8% Senior Subordinated Notes — Series B	191,544	206,689
6 5/8% Senior Subordinated Notes — Series C	256,040	265,672
9 3/4% Senior Notes	331,553	324,866
Other notes with various rates and terms	2,624	3,038

	2,158,528	2,409,140
Less current maturities	(17,310)	(5,694)

Long-term debt excluding current maturities	$2,141,218	$2,403,446

Long-term debt matures as follows:

2012	$17,310
2013	$33,735
2014	$387,808
2015	$1,012,595
2016	$307,087
Later years	$399,993

The maturities schedule above reflects the amortization of discount in the amount of $32,673.

(6) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2011:
U.S. federal	$—	$3,088	$3,088
State and local	1,075	1,295	2,370
Foreign	1,847	(386)	1,461

	$2,922	$3,997	$6,919

Year ended December 31, 2010:
U.S. federal	$(1,290)	$(14,130)	$(15,420)
State and local	529	(3,607)	(3,078)
Foreign	1,932	(6,647)	(4,715)

	$1,171	$(24,384)	$(23,213)

Year ended December 31, 2009:
U.S. federal	$(19,691)	$(15,292)	$(34,983)
State and local	2,026	(2,991)	(965)
Foreign	2,121	(2,319)	(198)

	$(15,544)	$(20,602)	$(36,146)

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2011 and December 31, 2010, the company had income taxes receivable of $599 and $2,008, respectively, included in other current assets.

The U.S. and foreign components of earnings (loss) before income taxes are as follows:

	2011	2010	2009
U.S.	$16,999	$(59,193)	$(92,201)
Foreign	(1,468)	(4,218)	232

Total	$15,531	$(63,411)	$(91,969)

A reconciliation of significant differences between the reported amount of income tax expense (benefit) and the expected amount of income tax expense (benefit) that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2011	2010	2009
Income tax expense (benefit) at U.S. federal statutory rate	$5,436	$(22,193)	$(32,189)
State and local income taxes, net of federal income tax benefit	975	(4,205)	(628)
Book expenses not deductible for tax purposes	746	662	816
Stock-based compensation	464	518	(3,534)
Amortization of non-deductible goodwill	1	3	1
Undistributed earnings of Canadian subsidiaries (a)	(4,023)	1,083	828
Valuation allowance	382	942	(9)
Rate Change (b)	1,743	—	—
Other differences, net	1,195	(23)	(1,431)

Income tax expense (benefit)	$6,919	$(23,213)	$(36,146)

(a)	In prior periods, we have not designated the undistributed earnings of our Canadian subsidiaries as permanently reinvested. As of December 31, 2011, however, management asserts that the undistributed earnings of our Canadian subsidiaries are permanently reinvested. During the current year, we recognized a deferred tax benefit of $4,023, resulting from the release of the December 31, 2010 deferred tax liability.
(b)	During the current year, the “Internal Revenue Code for a New Puerto Rico” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was lowered from 39% to 30%. As a result, $1,743 of income tax expense was recorded for the Puerto Rico tax rate change.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$2,954	$5,445
Accrued liabilities not deducted for tax purposes	33,583	33,873
Asset retirement obligation	61,565	57,060
Net operating loss carry forwards	99,811	79,061
Tax credit carry forwards	18,496	18,600
Charitable contributions carry forward	469	409
Other	—	516

Gross deferred tax assets	216,878	194,964
Less: valuation allowance	(3,205)	(2,785)

Net deferred tax assets	213,673	192,179

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Deferred tax liabilities:
Property, plant and equipment	(36,967)	(16,517)
Intangibles	(291,291)	(281,246)
Undistributed earnings of foreign subsidiaries	—	(4,023)
Investment in partnerships	(1,065)	(1,235)

Gross deferred tax liabilities	(329,323)	(303,021)

Net deferred tax liabilities	$(115,650)	$(110,842)

Classification in the consolidated balance sheets:
Current deferred tax assets	$9,812	$9,241
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(125,462)	(120,083)

Net deferred tax liabilities	$(115,650)	$(110,842)

During 2011, we generated $58,055 of U.S. net operating losses, primarily attributable to the accelerated tax depreciation provisions available under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that was signed into law by the President on December 17, 2010. As of December 31, 2011, we had approximately $207,443 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $43,201 is subject to an IRC §382 limitation of $25,337 per year. These carry forwards expire between 2022 and 2031. In addition, we have $18,248 of various credits available to offset future U.S. federal income tax.

As of December 31, 2011, we have approximately $420,914 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2011 and December 31, 2010 was $3,192 and $2,785, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2011, 2010, and 2009 was an increase (decrease) of $407, $1,106, and $(13), respectively.

During 2011, we generated $4,896 of Puerto Rico net operating losses. As of December 31, 2011, we had approximately $21,778 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2021.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes and projected decreases in future depreciation and amortization, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

In prior periods, we have not designated the undistributed earnings of our Canadian subsidiaries as permanently reinvested. As of December 31, 2011, however, management asserts that the undistributed earnings of our Canadian subsidiaries are permanently reinvested. We have not recognized a deferred tax liability of approximately $5,459 for the undistributed earnings of our Canadian operations that arose in 2011 and prior years as management intends to reinvest the earnings outside the U.S. indefinitely. During the current period, we recognized a deferred tax benefit of $4,023, resulting from the release of prior period deferred tax liability. As of December 31, 2011, the undistributed earnings of these subsidiaries were approximately $15,596.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2009	$919
Additions for tax positions related to current year	35
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(632)
Settlements	—

Balance as of December 31, 2010	$322
Additions for tax positions related to current year	7
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(194)
Settlements	—

Balance as of December 31, 2011	$135

Included in the balance of unrecognized benefits at December 31, 2011 is $135 of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2011 and December 31, 2010, we recognized interest and penalties of $7 and $35, respectively, as components of income tax expense (benefit) in connection with our liabilities related to uncertain tax positions. Interest and penalties included in the balance at December 31, 2011 and December 31, 2010, was $27 and $67, respectively.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years before 2009 since the IRS has completed review of our income tax returns through 2008, or for any U.S. state income tax audit prior to 2002. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2007 and 2006, respectively.

Within the next twelve months, it is reasonably possible, that we could decrease our unrecognized tax benefits up to $62 as a result of the expiration of statute of limitations.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2011 and December 31, 2010, there was a payable to Lamar Advertising Company, its parent, in the amount of $9,400 and $7,105, respectively.

Effective December 31, 2011 and December 31, 2010, Lamar Advertising Company contributed $16,553 and $27,982 respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(8) Quarterly Financial Data (Unaudited)

	Year 2011 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$255,202	$293,345	$296,701	$288,239
Net revenues less direct advertising expenses	$155,651	$190,287	$193,501	$184,996
Net (loss) income	$(13,164)	$11,436	$4,115	$6,225

	Year 2010 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$244,103	$286,366	$286,138	$275,684
Net revenues less direct advertising expenses	$145,551	$186,541	$186,543	$175,189
Net (loss) income	$(24,898)	$(8,810)	$803	$(7,293)

SCHEDULE 2

Lamar Media Corp.

and Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2011, 2010 and 2009

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Year Ended December 31, 2011
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,100	7,591	8,191	$7,500
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,601,843	102,649	—	$1,704,492
Year Ended December 31, 2010
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,550	8,736	10,186	$8,100
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,496,912	104,931	—	$1,601,843
Year Ended December 31, 2009
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$10,000	12,663	13,113	$9,550
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,388,671	108,293	52	$1,496,912

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2011, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 32 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Advertising Company

None.

Lamar Media Corp.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

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

LAMAR ADVERTISING COMPANY

February 27, 2012	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/27/12

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/27/12

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/27/12

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/27/12

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/27/12

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/27/12

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/27/12

/s/ Anna Reilly Anna Reilly	Director	2/27/12

/s/ John E. Koerner, III John E. Koerner, III	Director	2/27/12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 27, 2012	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/27/12

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/27/12

/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/27/12

/s/ C. Brent McCoy C. Brent McCoy	Executive Vice President of Business Development and Director	2/27/12

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3(c)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 0-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996 and incorporated herein by reference.

4(b)(1)	Indenture, dated as of December 23, 2002 among Lamar Media, certain subsidiaries of Lamar Media, as guarantors and Wachovia Bank of Delaware, National, as trustee, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002 and incorporated herein by reference.

4(b)(2)	Form of 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.2 to Lamar Media’s Current Report on Form 8-K (File No. 0-20833) filed on December 27, 2002 and incorporated herein by reference.

4(b)(3)	Form of 7 1/4% Exchange Note Due 2013.	Previously filed as Exhibit 4.29 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-102634) filed on January 21, 2003 and incorporated herein by reference.

4(b)(4)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 9, 2003, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.31 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-107427) filed on July 29, 2003 and incorporated herein by reference.

4(b)(5)	Supplemental Indenture to the Indenture dated December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of October 7, 2003, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(6)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, Lamar Canadian Outdoor Company and Wachovia Bank of Delaware, National Association, as Trustee, dated as of April 5, 2004, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, dated as of January 19, 2005, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4(e)(8) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(9)	Release of Guaranty under the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and Wachovia Bank of Delaware, National Association, as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.19 to Lamar Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(b)(10)	Supplemental Indenture to the Indenture dated as of December 23, 2002 among Lamar Media, certain of its subsidiaries and the Bank of New York Trust Company, N.A., as Trustee, dated as of January 12, 2009, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4(b)(10) to Lamar Advertising’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (File No. 0 30242) filed on February 26, 2010, and incorporated herein by reference.

4(b)(11)	Supplemental Indenture to the Indenture dated as of December 23, 2002, between Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of April 22, 2010, relating to Lamar Media’s 7 1/4% Notes Due 2013.	Previously filed as Exhibit 4.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(c)(1)	Indenture, dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.4 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(2)	First Supplemental Indenture to the Indenture dated as of June 16, 2003 between Lamar Media and Wachovia Bank of Delaware, National Association, as Trustee, dated as of June 16, 2003, relating to the Company’s 2 7/8% Convertible Notes due 2010.	Previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(3)	Form of 2 7/8% Convertible Note due 2010.	Previously filed as an exhibit to the First Supplemental Indenture, dated as of June 16, 2003, between Lamar Media and Wachovia Bank of Delaware, National Association, which was previously filed as Exhibit 4.5 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 (File No. 1-12407) filed on August 13, 2003 and incorporated herein by reference.

4(c)(4)	Second Supplemental Indenture, dated as of July 3, 2007, between the Company and The Bank of New York Trust Company, N.A., as Trustee, relating to the Company’s 2 7/8% Convertible Notes due 2010 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(c)(5)	Form of 2 7/8% Convertible Note due 2010 – Series B.	Previously filed as an exhibit to the Second Supplemental Indenture, dated as of July 3, 2007 between the Company and The Bank of New York Trust Company, N.A., which was previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on July 9, 2007 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(d)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

4(d)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

4(d)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(d)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(6) to Lamar Advertising’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010, and incorporated herein by reference.

4(d)(7)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Filed herewith.

4(d)(8)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Filed herewith.

4(d)(9)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Filed herewith.

4(e)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(e)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(e)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(4) to Lamar Advertising’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010, and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(e)(6)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Filed herewith.

4(e)(7)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Filed herewith.

4(f)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 — Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(f)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(f)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(4) to Lamar Advertising’s Annual Report on Form 10-K for fiscal year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010, and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Filed herewith.

4(f)(6)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Filed herewith.

4(f)(7)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(g)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

4(g)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

4(g)(3)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Filed herewith.

4(g)(4)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Filed herewith.

4(g)(5)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Filed herewith.

4(h)(1)	Indenture, dated as of April 22, 2010, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(h)(2)	Form of 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(h)(3)	Form of 7 7/8% Senior Subordinated Exchange Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(h)(4)	Amendment No. 1, dated as of August 27, 2010, to the Indenture dated as of April 22, 2010 among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes Due 2018.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(h)(5)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Filed herewith.

4(h)(6)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Filed herewith.

4(h)(7)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Filed herewith.

4(i)(1)	Indenture, dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes Due 2022.	Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(i)(2)	Form of 5 7/8% Senior Subordinated Notes Due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(i)(3)	Form of 5 7/8% Senior Subordinated Exchange Notes Due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(j)	Subordinated Note (mirror note), dated as of September 30, 2005, by Lamar Media to the Company.	Previously filed as Exhibit 4(k) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

10(a)(1)*	Amended and Restated 1996 Equity Incentive Plan of Lamar Advertising Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2009 and incorporated herein by reference.

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)*	2009 Employee Stock Purchase Plan.	Previously filed as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A for the 2009 Annual Meeting of Stockholders (File No. 0-30242) filed on April 24, 2009 and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 16, 2011.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 17, 2011 and incorporated herein by reference.

10(f)(1)	Credit Agreement, dated as of March 7, 2003, among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.38 to Lamar Media’s Registration Statement on Form S-4/A (File No. 333-102634) filed on March 18, 2003 and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of January 28, 2004, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders.	Previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004 and incorporated herein by reference.

10(f)(3)	Joinder Agreement, dated as of October 7, 2003, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Premere Outdoor, Inc.	Previously filed as Exhibit 10.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File No. 1-12407) filed on November 5, 2003 and incorporated herein by reference.

10(f)(4)	Joinder Agreement, dated as of April 19, 2004, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Lamar Canadian Outdoor Company.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 0-30242) filed on August 6, 2004 and incorporated herein by reference.

10(f)(5)	Joinder Agreement, dated as of January 19, 2005, to the Credit Agreement dated as of March 7, 2003 among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, as administrative agent, by certain of Lamar Media’s subsidiaries.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005 (File No. 0-30242) filed on May 6, 2005 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(g)(1)	Credit Agreement, dated as of September 30, 2005, between Lamar Media and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on September 30, 2005 and incorporated herein by reference.

10(g)(2)	Amendment No. 1, dated as of October 5, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 6, 2006, and incorporated herein by reference.

10(g)(3)	Amendment No. 2, dated as of December 11, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

10(g)(4)	Amendment No. 3, dated as of March 28, 2007, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the Company, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(g)(5)	Amendment No. 4, dated as of April 2, 2009, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the Company, the subsidiary borrower party thereto, the subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 8, 2009 and incorporated herein by reference.

10(g)(6)	Joinder Agreement, dated as of July 21, 2006, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Daum Advertising Company, Inc.	Previously filed as Exhibit 10.18 to Lamar Media’s Registration Statement on Form S-4 (File No. 333-138142) filed on October 23, 2006 and incorporated herein by reference.

10(g)(7)	Joinder Agreement, dated as of February 21, 2008, to the Credit Agreement dated as of September 30, 2005 among Lamar Media, the subsidiary guarantors party thereto, the lenders parties thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(i)(7) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

10(h)	Tranche C Term Loan Agreement, dated as of February 6, 2004, among Lamar Media, the subsidiary guarantors party thereto, the Tranche C loan lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 0-30242) filed on May 10, 2004 and incorporated herein by reference.

10(i)	Tranche D Term Loan Agreement, dated as of August 12, 2004, among Lamar Media, the subsidiary guarantors party thereto, the lenders party thereto and JP Morgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File No. 0-30242) filed on November 15, 2004 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(j)	Series A Incremental Loan Agreement, dated as of February 8, 2006, among Lamar Media, the subsidiary guarantors named therein, the Series A incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Company.	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(k)	Series B Incremental Loan Agreement, dated as of October 5, 2006, among Lamar Media, the subsidiary guarantors named therein, the Series B incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent for the Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on October 6, 2006 and incorporated herein by reference.

10(l)	Series C Incremental Loan Agreement, dated as of December 21, 2006, among Lamar Media, Lamar Transit Advertising Canada Ltd., the subsidiary guarantors named therein, the Series C incremental lenders, JPMorgan Chase Bank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Toronto Branch, acting as sub-agent of the administrative agent.	Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K (file No. 0-30242) filed on December 22, 2006 and incorporated herein by reference.

10(m)	Series D Incremental Loan Agreement, dated as of January 17, 2007, among Lamar Advertising of Puerto Rico, Inc., Lamar Media, the subsidiary guarantors named therein, the Series D incremental lenders and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

10(n)	Series E Incremental Loan Agreement dated as of March 28, 2007 among Lamar Media, the subsidiary guarantors named therein, the Series E incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(o)	Series F Incremental Loan Agreement, dated as of March 28, 2007, among Lamar Media, the subsidiary guarantors named therein, the Series F incremental lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 29, 2007 and incorporated herein by reference.

10(p)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10(p)(2)	Amendment No. 1, dated as of June 11, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(2) to Lamar Advertising’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(p)(3)	Amendment No. 2, dated as of November 18, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(3) to Lamar Advertising’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

10(p)(4)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.	Filed herewith.

10(p)(5)	Joinder Agreement, dated as of April 21, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Wisconsin Logos, LLC.	Filed herewith.

10(p)(6)	Joinder Agreement, dated as of August 26, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Montana Logos, LLC.	Filed herewith.

10(p)(7)	Restatement Agreement, dated as of February 9, 2012, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Amended and Restated Credit Agreement).	Previously filed as Exhibit 10.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

10(q)	Registration Rights Agreement, dated as of February 9, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the combined Annual Report of Lamar Advertising Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010 of Lamar Advertising and Lamar Media, (ii) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 of Lamar Advertising and Lamar Media, (iii) Consolidated Statements of Stockholder(’)s’ Equity and Comprehensive Income (Deficit) for the years ended December 31, 2011, 2010 and 2009 of Lamar Advertising and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 of Lamar Advertising and Lamar Media, and (v) Notes to Consolidated Financial Statements of Lamar Advertising and Lamar Media.**

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.