Form 10-Q
period 2012-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2012-05-03
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding (12 months or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2012: 78,334,876

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2012: 14,910,365

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2012: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	the Company’s anticipated capital expenditures and level of acquisition activity;

•	the sources of cash that will be used to fund future acquisitions;

•	market opportunities and competitive positions;

•	the sufficiency of cash on hand, cash availability and future cash flows from operations;

•	expected uses of cash flows from operations;

•	estimated risks; and

•	stock price.

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2011 of the Company and Lamar Media (the “2011 Combined Form 10-K”), filed on February 27, 2012 and as such risk factors are updated, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,865	$33,503
Receivables, net of allowance for doubtful accounts of $7,600 and $7,500 in 2012 and 2011	144,940	147,436
Prepaid expenses	59,171	39,514
Deferred income tax assets	7,967	9,812
Other current assets	33,686	26,360

Total current assets	281,629	256,625

Property, plant and equipment	2,868,937	2,860,592
Less accumulated depreciation and amortization	(1,699,153)	(1,666,975)

Net property, plant and equipment	1,169,784	1,193,617

Goodwill	1,427,206	1,426,848
Intangible assets	455,879	476,880
Deferred financing costs, net of accumulated amortization of $24,532 and $28,187 in 2012 and 2011, respectively	41,777	34,409
Other assets	40,556	38,974

Total assets	$3,416,831	$3,427,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$12,691	$12,663
Current maturities of long-term debt	26,242	17,310
Accrued expenses	90,761	94,654
Deferred income	39,047	36,717

Total current liabilities	168,741	161,344

Long-term debt	2,161,353	2,141,218
Deferred income tax liabilities	68,738	92,317
Asset retirement obligation	181,455	180,662
Other liabilities	15,433	12,814

Total liabilities	2,595,720	2,588,355

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2012 and 2011	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2012 and 2011	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 95,444,171 and 95,011,499 shares issued at 2012 and 2011, respectively; 78,333,962 and 77,928,847 issued and outstanding at 2012 and 2011, respectively	95	95
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,910,365 and 15,122,865 shares issued and outstanding at 2012 and 2011, respectively	15	15
Additional paid-in capital	2,410,886	2,405,679
Accumulated comprehensive income	6,007	5,326
Accumulated deficit	(706,506)	(683,599)
Cost of shares held in treasury, 17,110,209 and 17,082,652 shares in 2012 and 2011, respectively	(889,386)	(888,518)

Stockholders’ equity	821,111	838,998

Total liabilities and stockholders’ equity	$3,416,831	$3,427,353

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2012	2011
Net revenues	$266,238	$255,202

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	103,423	99,551
General and administrative expenses (exclusive of depreciation and amortization)	53,095	51,067
Corporate expenses (exclusive of depreciation and amortization)	12,490	11,551
Depreciation and amortization	72,373	73,873
Gain on disposition of assets	(936)	(6,447)

	240,445	229,595

Operating income	25,793	25,607

Other expense (income)
Loss on extinguishment of debt	29,972	—
Interest income	(58)	(32)
Interest expense	39,914	43,620

	69,828	43,588

Loss before income tax benefit	(44,035)	(17,981)
Income tax benefit	(21,219)	(4,741)

Net loss	(22,816)	(13,240)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(22,907)	$(13,331)

Loss per share:
Basic and diluted loss per share	$(0.25)	$(0.14)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	93,114,125	92,681,351
Incremental common shares from dilutive stock options	—	—

Weighted average common shares diluted	93,114,125	92,681,351

Statement of Comprehensive Income (Loss)

Net loss	$(22,816)	$(13,240)
Other comprehensive income
Foreign currency translation adjustments	681	735

Comprehensive loss	$(22,135)	$(12,505)

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(22,816)	$(13,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,373	73,873
Non-cash equity-based compensation	2,612	2,132
Amortization included in interest expense	4,497	4,534
Gain on disposition of assets and investments	(936)	(6,447)
Loss on extinguishment of debt	29,972	—
Deferred tax benefit	(21,664)	(5,275)
Provision for doubtful accounts	963	1,175
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,412	(4,281)
Prepaid expenses	(18,886)	(18,736)
Other assets	(6,759)	(2,097)
Increase (decrease) in:
Trade accounts payable	(503)	106
Accrued expenses	(5,664)	(8,794)
Other liabilities	2,101	2,876

Net cash provided by operating activities	36,702	25,826

Cash flows from investing activities:
Acquisitions	(6,083)	(6,742)
Capital expenditures	(19,747)	(28,813)
Proceeds from disposition of assets and investments	1,750	7,072
Payments received on notes receivable	40	148

Net cash used in investing activities	(24,040)	(28,335)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(869)	(3,481)
Net proceeds from issuance of common stock	2,596	1,522
Principal payments on long term debt	(22)	(54,955)
Payment on senior subordinated notes	(598,181)	—
Proceeds received from note offering	500,000	—
Proceeds received from senior credit facility term loan	100,000	—
Debt issuance costs	(14,028)	—
Dividends	(91)	(91)

Net cash used in financing activities	(10,595)	(57,005)

Effect of exchange rate changes in cash and cash equivalents	295	276

Net increase (decrease) in cash and cash equivalents	2,362	(59,238)
Cash and cash equivalents at beginning of period	33,503	91,679

Cash and cash equivalents at end of period	$35,865	$32,441

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,374	$37,494

Cash paid for foreign, state and federal income taxes	$1,125	$739

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2011 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 9,000 shares of its Class A common stock during the three months ended March 31, 2012.

Stock Purchase Plan. Lamar’s 2000 Employee Stock Purchase Plan reserved 924,000 shares of Class A common stock for issuance to employees. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. In 2009 we adopted a new employee stock purchase plan, which reserved 500,000 additional shares of common stock for issuance to employees. Our 2009 Employee Stock Purchase Plan (2009 ESPP) was adopted by our Board of Directors in February 2009 and approved by our shareholders on May 28, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP. The following is a summary of ESPP share activity for the three months ended March 31, 2012:

Shares
Available for future purchases, January 1, 2012	253,294
Purchases	43,091

Available for future purchases, March 31, 2012	210,203

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2012 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2013. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2012, the Company has recorded $619 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each of the director’s one-year term. The Company recorded $29 non-cash compensation expense related to these awards for the three months ended March 31, 2012.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended March 31,
	2012	2011
Direct advertising expenses	$68,235	$69,571
General and administrative expenses	976	1,011
Corporate expenses	3,162	3,291

	$72,373	$73,873

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2012 and December 31, 2011:

	Estimated Life (Years)	March 31, 2012		December 31, 2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$469,149	$453,475	$468,371	$451,524
Non-competition agreements	3 – 15	63,604	62,068	63,592	61,849
Site locations	15	1,386,752	948,580	1,383,076	925,291
Other	5 – 15	13,608	13,111	13,608	13,103

		$1,933,113	$1,477,234	$1,928,647	$1,451,767
Unamortizable Intangible Assets:
Goodwill		$1,680,841	$253,635	$1,680,483	$253,635

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2011	$180,662
Additions to asset retirement obligations	155
Accretion expense	1,976
Liabilities settled	(1,338)

Balance at March 31, 2012	$181,455

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of March 31, 2012 and December 31, 2011, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,690,691 and $1,641,856, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of March 31, 2012, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of dilutive shares excluded from this calculation because of their anti-dilutive effect for stock options is 343,478 and 475,701 for the three months ended March 31, 2012 and 2011.

8. Long-term Debt

Long-term debt consists of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Senior Credit Facility	$695,477	$595,477
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	122,760	381,290
6 5/8% Senior Subordinated Notes — Series B	98,493	191,544
6 5/8% Senior Subordinated Notes — Series C	34,910	256,040
5 7/8% Senior Subordinated Notes	500,000	—
9 3/4% Senior Notes	333,358	331,553
Other notes with various rates and terms	2,597	2,624

	2,187,595	2,158,528
Less current maturities	(26,242)	(17,310)

Long-term debt, excluding current maturities	$2,161,353	$2,141,218

6 5/8% Senior Subordinated Notes

On August 16, 2005, Lamar Media Corp., issued $400,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010 in whole or part, in cash at redemption prices specified in the notes. The net proceeds for this issuance were used to reduce borrowings under Lamar Media’s senior credit facility.

On August 17, 2006, Lamar Media Corp. issued $216,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015 – Series B. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of our existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010 in whole or part, in cash at redemption prices specified in the notes. The net proceeds from this issuance were used to reduce borrowings under Lamar Media’s senior credit facility and repurchase the Company’s Class A common stock pursuant to its repurchase plan.

On October 11, 2007, Lamar Media Corp. issued $275,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015 – Series C. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of the existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010 in whole or part, in cash at redemption prices specified in the notes. A portion of the net proceeds from the offering of the Notes was used to repay a portion of the amounts outstanding under Lamar Media’s revolving senior credit facility.

On January 26, 2012, Lamar Media commenced a tender offer to purchase for cash, up to $700,000 in aggregate principal amount of its outstanding 6 5/8% Notes. On February 9, 2012, Lamar Media accepted tenders for approximately $483,655 in aggregate principal amount of the 6 5/8% Notes, out of approximately $582,903 tendered, in connection with the early settlement date of the tender offer. On February 27, 2012, Lamar Media accepted tenders for approximately $99,248 previously tendered and not accepted for payment and an additional $220 tendered following the early settlement date. Lamar Media made aggregate cash payments (including early tender consideration and accrued but unpaid interest) in connection with the tender offer of approximately $613,887.

For the three months ended March 31, 2012, the Company recognized a loss of $29,972 in connection with the repurchase of a portion of its 6 5/8% Notes.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9 3/4% Senior Notes

On March 27, 2009, Lamar Media issued $350,000 in aggregate principal amount ($314,927 gross proceeds) of 9 3/4% Senior Notes due 2014. The institutional private placement resulted in net proceeds to Lamar Media of approximately $307,489. The senior notes mature on April 1, 2014 and have interest at a rate of 9 3/4% per annum, which is payable semi-annually on April 1 and October 1 of each year, beginning October 1, 2009. Interest will be computed on the basis of a 360-day year comprised of twelve 30-day months. The terms of the senior notes will, among other things, limit Lamar Media’s and its restricted subsidiaries’ ability to (i) incur additional debt and issue preferred stock; (ii) make certain distributions, investments and other restricted payments; (iii) create certain liens; (iv) enter into transactions with affiliates; (v) have the restricted subsidiaries make payments to Lamar Media; (vi) merge, consolidate or sell substantially all of Lamar Media’s or the restricted subsidiaries’ assets; and (vii) sell assets. These covenants are subject to a number of exceptions and qualifications.

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

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the Notes.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principle amount of 5 7/8% Senior Subordinated Notes, due 2022. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 105.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2015, provided that following the redemption, at least 65% of the Notes that were originally issued remain outstanding. At any time prior to February 1, 2017, Lamar Media may redeem some or all of the Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after February 1, 2017, Lamar Media may redeem the Notes, in whole or in part, in cash at redemption prices specified in the Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

The Company used the proceeds of this offering, after payment and fees, to repurchase its tendered and accepted 6 5/8% Notes.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

2010 Senior Credit Facility

On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100,000 Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012 (the “senior credit facility”), for which JPMorgan Chase Bank, N.A. serves as administrative agent. The senior credit facility consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $100,000 term loan A-3 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000 based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly-owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

The remaining quarterly amortizations of the Term facilities as of March 31, 2012 is as follows:

	Term A-1	Term A-2	Term A-3	Term B
September 30, 2012 — December 31, 2012	$6,750	$750	$—	$813.2
March 31, 2013 — March 31, 2014	$6,750	$750	$625	$813.2
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$813.2
March 31, 2015	$13,500	$1,500	$1,250	$813.2
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$813.2
December 31, 2015	$74,250	$8,250	$1,250	$813.2
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$813.2
December 31, 2016	$—	$—	$1,250	$304,151.9
March 31, 2017 — June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. For fiscal years ending or after December 31, 2012, this percentage is subject to reduction to 0% if the total holdings debt ratio (as defined in the senior credit facility) is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year.

As of March 31, 2012, there was no amounts outstanding under the revolving senior facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,364 letters of credit outstanding as of March 31, 2012 resulting in $241,636 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at Lamar Media’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on Lamar Media’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

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

Lamar Advertising and Lamar Media were in compliance with all of the terms of their indentures and the applicable senior credit agreement provisions during the periods presented.

9. Fair Value of Financial Instruments

At March 31, 2012 and December 31, 2011, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,299,567 which exceeded both the gross and carrying amounts of $2,208,050 and $2,187,595, respectively, as of March 31, 2012.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,365	$33,377
Receivables, net of allowance for doubtful accounts of $7,600 and $7,500 in 2012 and 2011	144,940	147,436
Prepaid expenses	59,171	39,514
Deferred income tax assets	7,967	9,812
Other current assets	33,904	26,578

Total current assets	281,347	256,717

Property, plant and equipment	2,868,937	2,860,592
Less accumulated depreciation and amortization	(1,699,153)	(1,666,975)

Net property, plant and equipment	1,169,784	1,193,617

Goodwill	1,417,054	1,416,696
Intangible assets	455,382	476,376
Deferred financing costs net of accumulated amortization of $15,245 and $18,899 in 2012 and 2011, respectively	39,824	32,455
Other assets	35,271	33,689

Total assets	$3,398,662	$3,409,550

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$12,691	$12,663
Current maturities of long-term debt	26,242	17,310
Accrued expenses	88,963	93,315
Deferred income	39,047	36,717

Total current liabilities	166,943	160,005

Long-term debt	2,161,353	2,141,218
Deferred income tax liabilities	101,985	125,462
Asset retirement obligation	181,455	180,662
Other liabilities	15,433	12,814

Total liabilities	2,627,169	2,620,161

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2012 and 2011	—	—
Additional paid-in-capital	2,584,526	2,579,318
Accumulated comprehensive income	6,007	5,326
Accumulated deficit	(1,819,040)	(1,795,255)

Total stockholder’s equity	771,493	789,389

Total liabilities and stockholder’s equity	$3,398,662	$3,409,550

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2012	2011
Net revenues	$266,238	$255,202

Operating expenses (income)

Direct advertising expenses (exclusive of depreciation and amortization)	103,423	99,551
General and administrative expenses (exclusive of depreciation and amortization)	53,095	51,067
Corporate expenses (exclusive of depreciation and amortization)	12,397	11,479
Depreciation and amortization	72,373	73,873
Gain on disposition of assets	(936)	(6,447)

	240,352	229,523

Operating income	25,886	25,679

Other expense (income)
Loss on extinguishment of debt	29,972	—
Interest income	(58)	(32)
Interest expense	39,914	43,620

	69,828	43,588

Loss before income tax benefit	(43,942)	(17,909)

Income tax benefit	(21,117)	(4,745)

Net loss	$(22,825)	$(13,164)

Statement of Comprehensive Income (Loss)

Net loss	$(22,825)	$(13,164)
Other comprehensive income
Foreign currency translation adjustments	681	735

Comprehensive loss	$(22,144)	$(12,429)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(22,825)	$(13,164)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	72,373	73,873
Non-cash equity based compensation	2,612	2,132
Amortization included in interest expense	4,497	4,534
Gain on disposition of assets and investments	(936)	(6,447)
Loss on extinguishment of debt	29,972	—
Deferred tax benefit	(21,563)	(5,293)
Provision for doubtful accounts	963	1,175
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,412	(4,281)
Prepaid expenses	(18,886)	(18,736)
Other assets	(6,759)	(2,083)
Increase (decrease) in:
Trade accounts payable	(503)	106
Accrued expenses	(5,664)	(8,794)
Other liabilities	(976)	3,296

Net cash provided by operating activities	33,717	26,318

Cash flows from investing activities:
Acquisitions	(6,083)	(6,742)
Capital expenditures	(19,747)	(28,813)
Proceeds from disposition of assets	1,750	7,072
Payment received on notes receivable	40	148

Net cash used in investing activities	(24,040)	(28,335)

Cash flows from financing activities:
Principal payments on long-term debt	(22)	(54,955)
Payment on senior subordinated notes	(598,181)	—
Proceeds received from note offering	500,000	—
Proceeds received from senior credit agreement term loan	100,000	—
Debt issuance costs	(14,028)	—
Dividend to parent	(960)	(3,481)
Contributions from parent	5,207	3,653

Net cash used in financing activities	(7,984)	(54,783)

Effect of exchange rate changes in cash and cash equivalents	295	276

Net increase (decrease) in cash and cash equivalents	1,988	(56,524)
Cash and cash equivalents at beginning of period	33,377	88,565

Cash and cash equivalents at end of period	$35,365	$32,041

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,374	$37,494

Cash paid for foreign, state and federal income taxes	$1,125	$739

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2011 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8 and 9 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2011 Combined Form 10-K filed on February 27, 2012, as supplemented by those risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

OVERVIEW

The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates that the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company has increased the number of outdoor advertising displays it operates by completing strategic acquisitions of outdoor advertising assets. Since December 31, 2006, the Company completed acquisitions for an aggregate purchase price of approximately $446.2 million. However, during 2009, 2010 and 2011, the Company reduced its acquisition activity significantly by completing acquisitions of outdoor advertising assets for a total purchase price of $36.6 million, which was a reduction of approximately $594.6 million over the comparable three-year period 2006, 2007 and 2008. The Company has financed its historical acquisitions and intends to finance any of its future acquisition activity from available cash, borrowings under the senior credit facility and the issuance of Class A common stock. See “Liquidity and Capital Resources” below. During the three months ended March 31, 2012, the Company completed acquisitions for a total purchase price of approximately $6.1 million in cash.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, (in thousands)
	2012	2011
Total capital expenditures:
Billboard — traditional	$5,066	$8,681
Billboard — digital	7,910	8,433
Logos	1,319	2,158
Transit	21	208
Land and buildings	1,685	599
Operating equipment	3,746	8,734

Total capital expenditures	$19,747	$28,813

RESULTS OF OPERATIONS

Three Months ended March 31, 2012 compared to Three Months ended March 31, 2011

Net revenues increased $11.0 million or 4.3% to $266.2 million for the three months ended March 31, 2012 from $255.2 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $9.1 million, which represents an increase of 4.0% over the prior period, an increase in logo sign revenue of $1.1 million, which represents an increase of 8.1% over the prior period, and a $0.8 million increase in transit revenue, which represents an increase of 6.9% over the prior period.

For the three months ended March 31, 2012, there was a $10.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2011, which represents an increase of 4.1%. See “Reconciliations” below. The $10.6 million increase in revenue primarily consists of a $8.6 million increase in billboard revenue, a $1.1 million net increase in transit revenue and a $0.9 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2011.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.8 million or 4.2% to $169.0 million for the three months ended March 31, 2012 from $162.2 million for the same period in 2011. There was a $5.9 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.9 million increase in corporate expenses.

Depreciation and amortization expense remained relatively unchanged for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, gain on sale of assets decreased $5.5 million as compared to the same period in 2011, primarily due to the $5.7 million gain recognized in February 2011 related to the sale of our then existing corporate aircraft.

Due to the above factors, operating income remained relatively constant at $25.8 million for the three months ended March 31, 2012 compared to $25.6 million for the same period in 2011.

During the three months ended March 31, 2012, the Company recognized a $30.0 million loss on debt extinguishment related to the settlement of the tender offer for Lamar Media’s 6 5/8% Notes. Approximately $14.4 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes. See – “Uses of Cash – Tender Offers” for more information.

Interest expense decreased $3.7 million from $43.6 million for the three months ended March 31, 2011, to $39.9 million for the three months ended March 31, 2012, due to the reduction in total debt outstanding in addition to a decrease in interest rates primarily resulting from the Company’s recent refinancing transactions. See – “Uses of Cash – Tender Offers” for more information.

The increase in operating income and the decrease in interest expense, offset by the loss in debt extinguishment, resulted in a $26.1 million increase in net loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $16.5 million for the three months ended March 31, 2012 over the same period in 2011. The effective tax rate for the three months ended March 31, 2012 was 48.2%, which is greater than the statutory rates due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2012 of $22.8 million, as compared to a net loss of $13.2 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three months ended March 31, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three months ended March 31, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2011 that corresponds with the actual period we have owned the assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for the three months ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended March 31, 2011
(in thousands)
Reported net revenue	$255,202
Acquisition net revenue	469

Acquisition-adjusted net revenue	$255,671

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2012	2011
	(in thousands)
Reported net revenue	$266,238	$255,202
Acquisition net revenue	—	469

Adjusted totals	$266,238	$255,671

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under the senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the principal borrower under the senior credit facility and maintains all corporate operating cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.

Sources of Cash

Total Liquidity at March 31, 2012. As of March 31, 2012 we had approximately $277.5 million of total liquidity, which is comprised of approximately $35.9 million in cash and cash equivalents and the ability to draw approximately $241.6 million under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2012 and 2011 our cash provided by operating activities was $36.7 million and $25.8 million, respectively. While our net loss was approximately $22.8 million for the three months ended March 31, 2012, we generated cash from operating activities of $36.7 million during that same period, primarily due to adjustments needed to reconcile net loss to cash provided by operating activities of $87.8 million, which primarily consisted of depreciation and amortization of $72.4 and loss on debt extinguishment of $30.0 million, partially offset by the recognition of deferred tax benefits of $21.7 million. In addition, there was an increase in working capital of $28.3 million. We expect to generate cash flows from operations during 2012 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash principally to reduce outstanding indebtedness.

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

As of March 31, 2012, Lamar Media had approximately $241.6 million of unused capacity under the revolving credit facility included in the senior credit facility. As of March 31, 2012, the aggregate balance outstanding under the senior credit facility was $695.5 million.

Note Offerings. On February 9, 2012, Lamar Media completed an institutional private placement of $500 million aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022. The institutional private placement resulted in net proceeds to Lamar Media of approximately $489 million. The Company used the proceeds of this offering, after the payment of fees and expenses together with approximately $99 million of net proceeds from its term loan A-3 facility to repurchase $583.1 million of its outstanding 6 5/8% Notes, as described below under the heading “ – Uses of Cash – Tender Offers”.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $122.8 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $36.1 million 6 5/8% Senior Subordinated Notes due 2015 – Series B issued in August 2006 and $101.1 million 6 5/8% Senior Subordinated Notes due 2015 – Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes), $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and $500 million 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes, 7 7/8% Notes and 5 7/8% Notes indentures.

In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•

up to $1.3 billion of indebtedness under the senior credit facility allowable under the 6 5/8% Notes indenture, up to $1.4 billion of indebtedness under the senior credit facility allowable under the 9 3/4% Notes indenture and $1.5 billion of indebtedness under the senior credit facility allowable under the 7 7/8% Notes and 5 7/8% Notes indentures;

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At March 31, 2012 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:

•

a total holdings debt ratio, defined as total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended as set forth below:

Period	Ratio
March 31, 2012 through and including March 30, 2013	6.25 to 1.00
From and after March 31, 2013	6.00 to 1.00

•

a senior debt ratio, defined as total consolidated senior debt of Lamar Media and its restricted subsidiaries to EBITDA, as defined below, for the most recent four fiscal quarters then ended of less than or equal to 3.25 to 1.00 and

•

a fixed charges coverage ratio, defined as the ratio of EBITDA, as defined below, for the most recent four fiscal quarters to the sum of (1) the total payments of principal and interest on debt for such period, plus (2) capital expenditures made during such period, plus (3) income and franchise tax payments made during such period, plus (4) dividends, of greater than 1.05 to 1.

The definition of “EBITDA” under the senior credit facility is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% Notes and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending or after December 31, 2012, this percentage is subject to reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. At December 31, 2011, the Company was not required to make a mandatory prepayment since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.00 to 1.00.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2012. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $19.7 million for the three months ended March 31, 2012. We anticipate our 2012 total capital expenditures will be approximately $100 million.

Acquisitions. During the three months ended March 31, 2012, the Company financed its acquisition activity of $6.1 million with cash on hand. In light of the current economic environment, the Company plans to continue to limit acquisition activity during 2012 with no material spending currently planned for acquisitions.

Tender Offers. On January 26, 2012, Lamar Media commenced a tender offer to purchase for cash, up to $700 million in aggregate principal amount of its outstanding 6 5/8% Notes. On February 9, 2012, Lamar Media accepted tenders for approximately $483.7 million in aggregate principal amount of the 6 5/8% Notes, out of approximately $582.9 million tendered, in connection with the early settlement date of the tender offer. On February 27, 2012, Lamar Media accepted tenders for approximately $99.2 million previously tendered and not accepted for payment and an additional $0.2 million tendered following the early settlement date. The holders of the notes tendered on or before midnight on February 8, 2012 received a total consideration of $1,025.83 per $1,000 principal amount of the notes tendered; holders of notes tendered after such date received a total consideration of $1,005.83 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 6 5/8% Notes on February 9, 2012, including accrued interest up to but excluding February 9, 2012 was approximately $511.6 million and the total cash payment to purchase the tendered notes on February 27, 2012, including accrued interest up to but excluding February 27, 2012 was approximately $102.3 million, resulting in an aggregate payment in respect of the 6 5/8% Notes tender offer of approximately $613.9 million.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related note.

RESULTS OF OPERATIONS

Three Months ended March 31, 2012 compared to Three Months ended March 31, 2011

Net revenues increased $11.0 million or 4.3% to $266.2 million for the three months ended March 31, 2012 from $255.2 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $9.1 million, which represents an increase of 4.0% over the prior period, an increase in logo sign revenue of $1.1 million, which represents an increase of 8.1% over the prior period, and a $0.8 million increase in transit revenue, which represents an increase of 6.9% over the prior period.

For the three months ended March 31, 2012, there was a $10.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2011, which represents an increase of 4.1%. See “Reconciliations” below. The $10.6 million increase in revenue primarily consists of an $8.6 million increase in billboard revenue, a $1.1 million net increase in transit revenue and a $0.9 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2011.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $6.8 million or 4.2% to $168.9 million for the three months ended March 31, 2012 from $162.1 million for the same period in 2011. There was a $5.9 million increase in operating expenses related to the operations of our outdoor advertising assets and a $0.9 million increase in corporate expenses.

Depreciation and amortization expense remained relatively unchanged for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

For the three months ended March 31, 2012, gain on sale of assets decreased $5.5 million as compared to the same period in 2011, primarily due to the $5.7 million gain recognized in February 2011 related to the sale of our then existing corporate aircraft.

Due to the above factors, operating income remained relatively constant at $25.9 million for the three months ended March 31, 2012 compared to $25.7 million for the same period in 2011.

During the three months ended March 31, 2012, we recognized a $30.0 million loss on debt extinguishment related to the settlement of the tender offer for our 6 5/8% Notes. Approximately $14.4 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes. See – “Uses of Cash – Tender Offers” for more information.

Interest expense decreased $3.7 million from $43.6 million for the three months ended March 31, 2011, to $39.9 million for the three months ended March 31, 2012, due to the reduction in total debt outstanding in addition to a decrease in interest rates primarily resulting from Lamar Media’s recent refinancing transactions. See – “Uses of Cash – Tender Offers” for more information.

The increase in operating income and the decrease in interest expense, offset by the loss in debt extinguishment, resulted in a $26.0 million increase in net loss before income taxes. This increase in loss resulted in an increase in income tax benefit of $16.4 million for the three months ended March 31, 2012 over the same period in 2011. The effective tax rate for the three months ended March 31, 2012 was 48.1%, which is greater than the statutory rates due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2012 of $22.8 million, as compared to a net loss of $13.2 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three months ended March 31, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three months ended March 31, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2011 that corresponds with the actual period we have owned the assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for the three months ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended March 31, 2011
(in thousands)
Reported net revenue	$255,202
Acquisition net revenue	469

Acquisition-adjusted net revenue	$255,671

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2012	2011
	(in thousands)
Reported net revenue	$266,238	$255,202
Acquisition net revenue	—	469

Adjusted totals	$266,238	$255,671

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2012 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2011 Combined Form 10-K.

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

At March 31, 2012 there was approximately $695.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 31.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2012 with respect to borrowings under the senior credit facility was $6.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2012 was 3.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.3% rather than 3.3%), then the Company’s three months ended March 31, 2012 interest expense would have been approximately $3.3 million higher resulting in a $2.0 million increase in the Company’s net loss for the three months ended March 31, 2012.

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

PART II — OTHER INFORMATION

ITEM. 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company's repurchases of its securities during the three-month period ending on March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2012	—	$—	—	$—
February 1-29, 2012	27,557	31.52	—	—
March 1-31, 2012	—	—	—	—

Three months ended March 31, 2012	27,557	$31.52	—	$—

(1)	Represents the acquisition of an aggregate of 27,557 shares of the Company’s Class A Common Stock from individuals in order to satisfy tax withholding requirements in connection with the issuance of stock awards under equity compensation plans during the first quarter.

ITEM 6. EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 3, 2012	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 3, 2012	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4.1	Indenture, dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes Due 2022. Previously filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4.2	Form of 5 7/8% Senior Subordinated Notes Due 2022. Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

10.1	Registration Rights Agreement, dated as of February 9, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein. Previously filed as Exhibit 10.1 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

10.2	Restatement Agreement, dated as of February 9, 2012, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Amended and Restated Credit Agreement). Previously filed as Exhibit 10.2 to Lamar Advertising’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

10.3	Summary of Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 19, 2012 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

INDEX TO EXHIBITS

Exhibit Number	Description

101*	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.