Form 10-Q
period 2012-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2012-08-08
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2012: 78,447,313

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2012: 14,910,365

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2012: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	the Company’s anticipated capital expenditures and level of acquisition activity;

•	the Company’s consideration of an election to real estate investment trust status;

•	the sources of cash that will be used to fund future acquisitions;

•	the sources of cash that will be used to fund the redemption of the 6 5/8% senior subordinated notes due 2015;

•	market opportunities and competitive positions;

•	the sufficiency of cash on hand, cash availability and future cash flows from operations;

•	expected uses of cash flows from operations;

•	estimated risks; and

•	stock price.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$98,922	$33,503
Receivables, net of allowance for doubtful accounts of $7,600 and $7,500 in 2012 and 2011, respectively	159,538	147,436
Prepaid expenses	59,068	39,514
Deferred income tax assets	9,267	9,812
Other current assets	33,787	26,360

Total current assets	360,582	256,625

Property, plant and equipment	2,885,659	2,860,592
Less accumulated depreciation and amortization	(1,728,949)	(1,666,975)

Net property, plant and equipment	1,156,710	1,193,617

Goodwill	1,428,170	1,426,848
Intangible assets	435,733	476,880
Deferred financing costs, net of accumulated amortization of $26,697 and $28,187 in 2012 and 2011, respectively	39,688	34,409
Other assets	39,667	38,974

Total assets	$3,460,550	$3,427,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$11,949	$12,663
Current maturities of long-term debt	157,972	17,310
Accrued expenses	88,521	94,654
Deferred income	50,596	36,717

Total current liabilities	309,038	161,344

Long-term debt	2,031,742	2,141,218
Deferred income tax liabilities	82,022	92,317
Asset retirement obligation	183,336	180,662
Other liabilities	14,779	12,814

Total liabilities	2,620,917	2,588,355

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2012 and 2011	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2012 and 2011	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 95,560,123 and 95,011,499 shares issued at 2012 and 2011, respectively; 78,440,918 and 77,928,847 issued and outstanding at 2012 and 2011, respectively	96	95
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,910,365 and 15,122,865 shares issued and outstanding at 2012 and 2011, respectively	15	15
Additional paid-in capital	2,416,606	2,405,679
Accumulated comprehensive income	5,222	5,326
Accumulated deficit	(692,675)	(683,599)
Cost of shares held in treasury, 17,119,205 and 17,082,652 shares in 2012 and 2011, respectively	(889,631)	(888,518)

Stockholders’ equity	839,633	838,998

Total liabilities and stockholders’ equity	$3,460,550	$3,427,353

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues	$304,872	$293,345	$571,110	$548,547

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	105,071	103,058	208,494	202,609
General and administrative expenses (exclusive of depreciation and amortization)	52,027	48,572	105,122	99,639
Corporate expenses (exclusive of depreciation and amortization)	13,956	10,797	26,446	22,348
Depreciation and amortization	72,995	72,410	145,368	146,283
Gain on disposition of assets	(3,634)	(911)	(4,570)	(7,358)

	240,415	233,926	480,860	463,521

Operating income	64,457	59,419	90,250	85,026
Other expense (income)
Loss on extinguishment of debt	—	—	29,972	—
Interest income	(65)	(51)	(123)	(83)
Interest expense	38,633	43,307	78,547	86,927

	38,568	43,256	108,396	86,844

Income (loss) before income tax expense	25,889	16,163	(18,146)	(1,818)
Income tax expense (benefit)	11,967	4,737	(9,252)	(4)

Net income (loss)	13,922	11,426	(8,894)	(1,814)
Preferred stock dividends	91	91	182	182

Net income (loss) applicable to common stock	$13,831	$11,335	$(9,076)	$(1,996)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.15	$0.12	$(0.10)	$(0.02)

Diluted earnings (loss) per share	$0.15	$0.12	$(0.10)	$(0.02)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	93,257,798	92,840,263	93,186,036	92,760,807
Incremental common shares from dilutive stock options	285,673	356,542	—	—

Weighted average common shares diluted	93,543,471	93,196,805	93,186,036	92,760,807

Statement of Comprehensive Income (Loss)

Net income (loss)	$13,922	$11,426	$(8,894)	$(1,814)
Other comprehensive income
Foreign currency translation adjustments	(785)	(334)	(104)	401

Comprehensive income (loss)	$13,137	$11,092	$(8,998)	$(1,413)

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,894)	$(1,814)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,368	146,283
Non-cash equity based compensation	7,033	4,678
Amortization included in interest expense	8,771	9,141
Gain on disposition of assets	(4,570)	(7,358)
Loss on extinguishment of debt	29,972	—
Deferred tax benefit	(10,035)	(1,207)
Provision for doubtful accounts	2,740	2,716
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,828)	(17,008)
Prepaid expenses	(18,275)	(18,535)
Other assets	(5,538)	306
Increase (decrease) in:
Trade accounts payable	(1,211)	(523)
Accrued expenses	(8,310)	(7,771)
Other liabilities	11,800	1,531

Net cash provided by operating activities	134,023	110,439

Cash flows from investing activities:
Acquisitions	(14,305)	(9,181)
Capital expenditures	(49,542)	(54,653)
Proceeds from disposition of assets	4,640	9,293
Payments received on notes receivable	113	180

Net cash used in investing activities	(59,094)	(54,361)

Cash flows from financing activities:
Debt issuance costs	(14,104)	—
Cash used for purchase of treasury stock	(1,113)	(3,481)
Net proceeds from issuance of common stock	4,174	2,786
Principal payments on long term debt	(46)	(128,441)
Proceeds received from note offering	500,000	—
Payment on senior subordinated notes	(598,181)	—
Proceeds received from senior credit facility term loan	100,000	—
Dividends	(182)	(182)

Net cash used in financing activities	(9,452)	(129,318)

Effect of exchange rate changes in cash and cash equivalents	(58)	224
Net increase (decrease) in cash and cash equivalents	65,419	(73,016)
Cash and cash equivalents at beginning of period	33,503	91,679

Cash and cash equivalents at end of period	$98,922	$18,663

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,779	$77,812

Cash paid for foreign, state and federal income taxes	$1,533	$1,069

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 36,500 shares of its Class A common stock during the six months ended June 30, 2012.

Stock Purchase Plan. In 2009 our board of directors adopted a new employee stock purchase plan, the 2009 Employee Stock Purchase Plan or 2009 ESPP, which was approved by our shareholders on May 28, 2009. The 2009 ESPP reserved 588,154 shares of Class A common stock for issuance to our employees, which included 88,154 shares of Class A common stock had been available for issuance under our 2000 Employee Stock Purchase Plan or 2000 ESPP. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP.

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 77,928 shares on January 1, 2012 pursuant to the automatic increase provisions of the 2009 ESPP and further increased by 250,000 shares of Class A common stock pursuant to an amendment to the 2009 Plan adopted by our board of directors on February 22, 2012 and approved by our stockholders at the Company’s 2012 Annual Meeting of Stockholders on May 24, 2012.

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2012:

Shares
Available for future purchases, January 1, 2012	253,294
Additional shares reserved under 2009 ESPP	250,000
Purchases	(76,151)

Available for future purchases, June 30, 2012	427,143

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2012 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2013. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2012, the Company has recorded $3,226 as non-cash compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each of the directors’ one year term. The Company recorded a $184 non-cash compensation expense related to these awards for the six months ended June 30, 2012.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Direct advertising expenses	$68,708	$68,675	$136,943	$138,246
General and administrative expenses	1,046	1,059	2,022	2,070
Corporate expenses	3,241	2,676	6,403	5,967

	$72,995	$72,410	$145,368	$146,283

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2012 and December 31, 2011.

	Estimated	June 30, 2012		December 31, 2011
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$469,837	$455,228	$468,371	$451,524
Non-competition agreements	3—15	63,622	62,282	63,592	61,849
Site locations	15	1,390,745	971,451	1,383,076	925,291
Other	5—15	13,608	13,118	13,608	13,103

		$1,937,812	$1,502,079	$1,928,647	$1,451,767
Unamortizable intangible assets:
Goodwill		$1,681,805	$253,635	$1,680,483	$253,635

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2011	$180,662
Additions to asset retirement obligations	441
Accretion expense	5,066
Liabilities settled	(2,833)

Balance at June 30, 2012	$183,336

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2012 and December 31, 2011, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,648,103 and $1,641,856, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of June 30, 2012, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of options. The number of dilutive shares excluded from this calculation resulting from the antidilutive effect of options is 312,712 and 419,367 for the six months ended June 30, 2012 and 2011.

8. Long-term Debt

Long-term debt consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Senior Credit Facility	$695,477	$595,477
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	122,760	381,290
6 5/8% Senior Subordinated Notes — Series B	98,663	191,544
6 5/8% Senior Subordinated Notes — Series C	34,988	256,040
5 7/8% Senior Subordinated Notes	500,000	—
9 3/4% Senior Notes	335,220	331,553
Other notes with various rates and terms	2,606	2,624

	2,189,714	2,158,528
Less current maturities	(157,972)	(17,310)

Long-term debt, excluding current maturities	$2,031,742	$2,141,218

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

On January 26, 2012, Lamar Media commenced a tender offer to purchase for cash, up to $700,000 in aggregate principal amount of its outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, “the 6 5/8% Notes”). On February 9, 2012, Lamar Media accepted tenders for approximately $483,655 in aggregate principal amount of the 6 5/8% Notes, out of approximately $582,903 tendered, in connection with the early settlement date of the tender offer. On February 27, 2012, Lamar Media accepted tenders for approximately $99,248 previously tendered and not accepted for payment and an additional $220 tendered following the early settlement date. Lamar Media made aggregate cash payments (including early tender consideration and accrued but unpaid interest) in connection with the tender offer of approximately $613,887.

For the six months ended June 30, 2012, the Company recognized a loss of $29,972 in connection with the repurchase of a portion of its 6 5/8% Notes.

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

The remaining quarterly amortizations of the Term facilities as of June 30, 2012 is as follows:

	Term A-1	Term A-2	Term A-3	Term B
September 30, 2012 — December 31, 2012	$6,750	$750	$—	$813.2
March 31, 2013 — March 31, 2014	$6,750	$750	$625	$813.2
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$813.2
March 31, 2015	$13,500	$1,500	$1,250	$813.2
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$813.2
December 31, 2015	$74,250	$8,250	$1,250	$813.2
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$813.2
December 31, 2016	$—	$—	$1,250	$304,151.9
March 31, 2017— June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

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

As of June 30, 2012, there were no amounts outstanding under the revolving senior facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $8,334 letters of credit outstanding as of June 30, 2012 resulting in $241,666 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at Lamar Media’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on Lamar Media’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

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

9. Fair Value of Financial Instruments

At June 30, 2012 and December 31, 2011, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,304,920, which exceeded both the gross and carrying amounts of $2,208,060 and $2,189,714, respectively, as of June 30, 2012.

10. Non-Cash Financing and Investing Activities

For the six months ended June 30, 2012 and 2011, the Company had non-cash investing activity of $2,871 and $4,000 related to an acquisition of outdoor advertising assets and deposits paid in prior periods for the purchase of an aircraft, respectively.

11. Subsequent Events

On July 2, 2012, the company completed an acquisition of outdoor advertising assets for a total purchase price of $38,512 in cash.

On July 30, 2012, the Company provided notice of its intent to redeem in full all $122,760 of its 6 5/8% Senior Subordinated Notes due 2015 at a redemption price equal to 101.104% of the principal amount outstanding, plus accrued and unpaid interest to, but not including, the redemption date of August 29, 2012. The redemption price will be due and payable on the redemption date upon surrender of the 6 5/8% Senior Subordinated Notes due 2015 in accordance with the terms of the indenture governing the notes. Following the redemption, Lamar Media will have approximately $137,217 in aggregate principle amount of its 6 5/8% Senior Subordinated Notes due 2015 – Series B and 6 5/8% Senior Subordinated Notes due 2015 – Series C outstanding.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,422	$33,377
Receivables, net of allowance for doubtful accounts of $7,600 and $7,500 in 2012 and 2011, respectively.	159,538	147,436
Prepaid expenses	59,068	39,514
Deferred income tax assets	9,267	9,812
Other current assets	34,006	26,578

Total current assets	360,301	256,717

Property, plant and equipment	2,885,659	2,860,592
Less accumulated depreciation and amortization	(1,728,949)	(1,666,975)

Net property, plant and equipment	1,156,710	1,193,617

Goodwill	1,418,018	1,416,696
Intangible assets	435,244	476,376
Deferred financing costs net of accumulated amortization of $17,409 and $18,899 in 2012 and 2011, respectively	37,735	32,455
Other assets	34,379	33,689

Total assets	$3,442,387	$3,409,550

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$11,949	$12,663
Current maturities of long-term debt	157,972	17,310
Accrued expenses	86,442	93,315
Deferred income	50,596	36,717

Total current liabilities	306,959	160,005

Long-term debt	2,031,742	2,141,218
Deferred income tax liabilities	115,304	125,462
Asset retirement obligation	183,336	180,662
Other liabilities	14,779	12,814

Total liabilities	2,652,120	2,620,161

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2012 and 2011	—	—
Additional paid-in-capital	2,590,246	2,579,318
Accumulated comprehensive income	5,222	5,326
Accumulated deficit	(1,805,201)	(1,795,255)

Stockholder’s equity	790,267	789,389

Total liabilities and stockholder’s equity	$3,442,387	$3,409,550

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net revenues	$304,872	$293,345	$571,110	$548,547

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	105,071	103,058	208,494	202,609
General and administrative expenses (exclusive of depreciation and amortization)	52,027	48,572	105,122	99,639
Corporate expenses (exclusive of depreciation and amortization)	13,850	10,671	26,247	22,150
Depreciation and amortization	72,995	72,410	145,368	146,283
Gain on disposition of assets	(3,634)	(911)	(4,570)	(7,358)

	240,309	233,800	480,661	463,323

Operating income	64,563	59,545	90,449	85,224
Other expense (income)
Loss on extinguishment of debt	—	—	29,972	—
Interest income	(65)	(51)	(123)	(83)
Interest expense	38,633	43,307	78,547	86,927

	38,568	43,256	108,396	86,844

Income (loss) before income tax expense	25,995	16,289	(17,947)	(1,620)

Income tax expense (benefit)	12,003	4,853	(9,114)	108

Net income (loss)	$13,992	$11,436	$(8,833)	$(1,728)

Statement of Comprehensive Income (Loss)

Net income (loss)	$13,992	$11,436	$(8,833)	$(1,728)
Other comprehensive income
Foreign currency translation adjustments	(785)	(334)	(104)	401

Comprehensive income (loss)	$13,207	$11,102	$(8,937)	$(1,327)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,833)	$(1,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	145,368	146,283
Non-cash equity based compensation	7,033	4,678
Amortization included in interest expense	8,771	9,141
Gain on disposition of assets	(4,570)	(7,358)
Loss on extinguishment of debt	29,972	—
Deferred tax benefit	(9,897)	(1,106)
Provision for doubtful accounts	2,740	2,716
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(14,828)	(17,008)
Prepaid expenses	(18,275)	(18,535)
Other assets	(5,538)	317
Increase (decrease) in:
Trade accounts payable	(1,211)	(523)
Accrued expenses	(8,310)	(7,771)
Other liabilities	4,291	(721)

Net cash provided by operating activities	126,713	108,385

Cash flows from investing activities:
Acquisitions	(14,305)	(9,181)
Capital expenditures	(49,542)	(54,653)
Proceeds from disposition of assets	4,640	9,293
Payment received on notes receivable	113	180

Net cash used in investing activities	(59,094)	(54,361)

Cash flows from financing activities:
Principal payments on long-term debt	(46)	(128,441)
Payment on senior subordinated notes	(598,181)	—
Proceeds received from note offering	500,000	—
Proceeds received from senior credit agreement term loan	100,000	—
Debt issuance costs	(14,104)	—
Contributions from parent	10,928	7,463
Dividend to parent	(1,113)	(3,481)

Net cash used in financing activities	(2,516)	(124,459)

Effect of exchange rate changes in cash and cash equivalents	(58)	224
Net decrease in cash and cash equivalents	65,045	(70,211)
Cash and cash equivalents at beginning of period	33,377	88,565

Cash and cash equivalents at end of period	$98,422	$18,354

Supplemental disclosures of cash flow information:
Cash paid for interest	$72,779	$77,812

Cash paid for foreign, state and federal income taxes	$1,533	$1,069

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

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

OVERVIEW

The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays. The Company’s operating results are therefore, affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. While the Company has significantly reduced its acquisition activity over the last three years, it will continue to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the seven months ended July 31, 2012, the Company completed acquisitions for a total purchase price of approximately $50 million in cash.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and six months ended June 30, 2012 and 2011:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2012	2011	2012	2011
Total capital expenditures:
Billboard — traditional	$9,955	$8,621	$15,021	$17,302
Billboard — digital	12,152	11,665	20,062	20,098
Logos	1,961	2,522	3,280	4,680
Transit	63	264	84	472
Land and buildings	3,230	213	4,915	812
Operating equipment	2,434	2,555	6,180	11,289

Total capital expenditures	$29,795	$25,840	$49,542	$54,653

RESULTS OF OPERATIONS

Six Months ended June 30, 2012 compared to Six Months ended June 30, 2011

Net revenues increased $22.6 million or 4.1% to $571.1 million for the six months ended June 30, 2012 from $548.5 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $18.0 million or 3.7% over the prior period, an increase in logo sign revenue of $2.1 million, which represents an increase of 7.4% over the prior period, and a $2.4 million increase in transit revenue, which represents an increase of 8.8% over the prior period.

For the six months ended June 30, 2012, there was a $21.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2011. The $21.2 million increase in revenue primarily consists of a $16.8 million increase in billboard revenue, a $1.6 million increase in logo revenue and a $2.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.8% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $15.5 million or 4.8% to $340.1 million for the six months ended June 30, 2012 from $324.6 million for the same period in 2011. There was an $11.4 million increase in operating expenses related to the operations of our outdoor advertising assets and a $4.1 million increase in corporate expenses. The $4.1 million increase in corporate expenses includes an approximately $2.0 million increase in non-cash compensation expense primarily related to performance-based stock awards as compared to the same period in 2011.

Depreciation and amortization expense remained relatively unchanged for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

For the six months ended June 30, 2012, gain on sale of assets decreased $2.8 million as compared to the six months ended June 30, 2011, primarily due to the $5.7 million gain recognized in 2011 related to the sale of our then existing corporate aircraft.

Due to the above factors, operating income increased $5.3 million to $90.3 million for the six months ended June 30, 2012 compared to $85.0 million for the same period in 2011.

During the six months ended June 30, 2012, the Company recognized a $30.0 million loss on debt extinguishment related to the settlement of the tender offer for Lamar Media’s 6 5/8% Notes. Approximately $14.4 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes. See – “Uses of Cash – Tender Offers” for more information.

Interest expense decreased approximately $8.4 million from $86.9 million for the six months ended June 30, 2011 to $78.5 million for the six months ended June 30, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s recent refinancing transactions. See – “Uses of Cash-Tender Offers” for more information.

The increase in operating income, decrease in interest expense and the loss on extinguishment of debt during the six months ended June 30, 2012 resulted in a $16.3 million increase in net loss before income taxes. The increase in net loss before income tax expense resulted in an increase in income tax benefit of $9.2 million as compared to the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was 51.0%, which is greater than statutory rates due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC 718.

As a result of the above factors, the Company recognized a net loss for the six months ended June 30, 2012 of $8.9 million, as compared to a net loss of $1.8 million for the same period in 2011.

Three Months ended June 30, 2012 compared to Three Months ended June 30, 2011

Net revenues increased $11.6 million or 3.9% to $304.9 million for the three months ended June 30, 2012 from $293.3 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $8.9 million or 3.4% over the prior period, an increase in logo revenue of $1.0 million or 6.8% over the prior period and a $1.6 million increase in transit revenue, which represents an increase of 10.3% over the prior period.

For the three months ended June 30, 2012, there was a $10.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2011. The $10.6 million increase in revenue primarily consists of an $8.3 million increase in billboard revenue, a $0.7 million increase in logo revenue and a $1.6 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2011. This increase in revenue represents an increase of 3.6% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.6 million or 5.3% to $171.0 million for the three months ended June 30, 2012 from $162.4 million for the same period in 2011. There was a $5.6 million increase in operating expenses related to the operations of our outdoor advertising assets and a $3.2 million increase in corporate expenses. The $3.2 million increase in corporate expenses includes an approximately $1.5 million increase in non-cash compensation related to performance-based stock awards, as compared to the same period in 2011.

Depreciation and amortization expense remained relatively unchanged for three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Due to the above factors, operating income increased $5.1 million to $64.5 million for the three months ended June 30, 2012 compared to $59.4 million for the same period in 2011.

Interest expense decreased $4.7 million from $43.3 million for the three months ended June 30, 2011, to $38.6 million for the three months ended June 30, 2012, primarily due to a reduction in overall indebtedness over the comparable period in 2011.

The increase in operating income and decrease in interest expense described above resulted in a $9.7 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $7.2 million for the three months ended June 30, 2012 over the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was 46.2%, which is greater than statutory rates due to non-deductible expenses and amortization, primarily related to stock-based compensation calculated in accordance with ACS 718.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2012 of $13.9 million, as compared to net income of $11.4 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three and six months ended June 30, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

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

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for each of the three and six month periods ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(in thousands)	(in thousands)
Reported net revenue	$293,345	$548,547
Acquisition net revenue	924	1,393

Acquisition-adjusted net revenue	$294,269	$549,940

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Reported net revenue	$304,872	$293,345	$571,110	$548,547
Acquisition net revenue	—	924	—	1,393

Adjusted totals	$304,872	$294,269	$571,110	$549,940

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

Sources of Cash

Total Liquidity at June 30, 2012. As of June 30, 2012 we had approximately $340.6 million of total liquidity, which is comprised of approximately $98.9 million in cash and cash equivalents and the ability to draw approximately $241.7 million under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2012 and 2011 our cash provided by operating activities was $134.0 million and $110.4 million, respectively. While our net loss was approximately $8.9 million for the six months ended June 30, 2012, we generated cash from operating activities of $134.0 million during that same period, primarily due to adjustments needed to reconcile net loss to cash provided by operating activities of $179.3 million, which primarily consisted of depreciation and amortization of $145.4 million and loss on debt extinguishment of $30.0 million, partially offset by the recognition of deferred tax benefits of $10.0 million. In addition, there was an increase in working capital of $36.4 million. We expect to generate cash flows from operations during 2012 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash principally to reduce outstanding indebtedness.

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

As of June 30, 2012, Lamar Media had approximately $241.7 million of unused capacity under the revolving credit facility included in the senior credit facility. As of June 30, 2012, the aggregate balance outstanding under the senior credit facility was $695.5 million.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $122.8 million 6 5/8% Senior Subordinated Notes due 2015 issued August 2005, $36.1 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 and $101.1 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (collectively, the “6 5/8% Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes”), $400 million 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and $500 million 5 7/8% Senior Subordinated Notes due 2022 (the “5 7/8% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the 6 5/8% Notes, 7 7/8% Notes and 5 7/8% Notes indentures.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At June 30, 2012 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:

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

The definition of “EBITDA” under the senior credit facility is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% Senior Subordinated Notes due 2013 and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.

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

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $49.5 million for the six months ended June 30, 2012. We anticipate our 2012 total capital expenditures will be approximately $100 million.

Acquisitions. During the six months ended June 30, 2012, the Company financed its acquisition activity of $14.3 million with cash on hand. In addition, on July 2, 2012, the Company completed an acquisition of outdoor advertising assets for a total purchase price of $38.5 million in cash. In the future, the Company will continue to evaluate strategic acquisition opportunities as they arise.

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

Note Redemption. On July 30, 2012, the Company provided notice of its intent to redeem in full all $122.76 million of its 6 5/8% Senior Subordinated Notes due 2015 at a redemption price equal to 101.104% of the principal amount outstanding, plus accrued and unpaid interest to, but not including, the redemption date of August 29, 2012. The redemption price will be due and payable on the redemption date upon surrender of the 6 5/8% Senior Subordinated Notes due 2015 in accordance with the terms of the indenture governing the notes. The Company intends to use cash on hand and borrowings under its senior credit facility to fund the redemption. Following the redemption, Lamar Media will have approximately $137.2 million in aggregate principle amount of its 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C outstanding.

REIT Election

We are currently considering an election to real estate investment trust (REIT) status. In conjunction with our review regarding a potential REIT election, we intend to seek a private letter ruling from the Internal Revenue Service. If we proceed with a REIT election, we would likely make the election for the taxable year beginning January 1, 2014 during 2013, subject to the approval of our board of directors. There is no certainty as to the timing of a REIT election or whether we will ultimately decide to make a REIT election.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2012 compared to Six Months ended June 30, 2011

Net revenues increased $22.6 million or 4.1% to $571.1 million for the six months ended June 30, 2012 from $548.5 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $18.0 million or 3.7% over the prior period, an increase in logo sign revenue of $2.1 million, which represents an increase of 7.4% over the prior period, and a $2.4 million increase in transit revenue, which represents an increase of 8.8% over the prior period.

For the six months ended June 30, 2012, there was a $21.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2011. The $21.2 million increase in revenue primarily consists of a $16.8 million increase in billboard revenue, a $1.6 million increase in logo revenue and a $2.7 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.8% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $15.5 million or 4.8% to $339.9 million for the six months ended June 30, 2012 from $324.4 million for the same period in 2011. There was an $11.4 million increase in operating expenses related to the operations of our outdoor advertising assets and a $4.1 million increase in corporate expenses. The $4.1 million increase in corporate expenses includes an approximately $2.0 million increase in non-cash compensation expense primarily related to performance-based stock awards, as compared to the same period in 2011.

Depreciation and amortization expense remained relatively unchanged for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

For the six months ended June 30, 2012, gain on sale of assets decreased $2.8 million as compared to the six months ended June 30, 2011, primarily due to the $5.7 million gain recognized in 2011 related to the sale of our then existing corporate aircraft.

Due to the above factors, operating income increased $5.2 million to $90.4 million for the six months ended June 30, 2012 compared to $85.2 million for the same period in 2011.

During the six months ended June 30, 2012, Lamar Media recognized a $30.0 million loss on debt extinguishment related to the settlement of the tender offer for its 6 5/8% Notes. Approximately $14.4 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes. See – “Uses of Cash – Tender Offers” for more information.

Interest expense decreased approximately $8.4 million from $86.9 million for the six months ended June 30, 2011 to $78.5 million for the six months ended June 30, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from Lamar Media’s recent refinancing transactions. See – “Uses of Cash-Tender Offers” for more information.

The increase in operating income, decrease in interest expense and the loss on extinguishment of debt during the six months ended June 30, 2012 resulted in a $16.3 million increase in net loss before income taxes. The increase in net loss before income tax expense resulted in an increase in income tax benefit of $9.2 million as compared to the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was 50.8%, which is greater than statutory rates as a result of non-deductible expenses and amortization, primarily resulting from non-cash stock compensation calculated in accordance with ASC 718.

As a result of the above factors, Lamar Media recognized a net loss for the six months ended June 30, 2012 of $8.8 million, as compared to a net loss of $1.7 million for the same period in 2011.

Three Months ended June 30, 2012 compared to Three Months ended June 30, 2011

Net revenues increased $11.6 million or 3.9% to $304.9 million for the three months ended June 30, 2012 from $293.3 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $8.9 million or 3.4% over the prior period, an increase in logo revenue of $1.0 million or 6.8% over the prior period and a $1.6 million increase in transit revenue, which represents an increase of 10.3% over the prior period.

For the three months ended June 30, 2012, there was a $10.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2011. The $10.6 million increase in revenue primarily consists of an $8.3 million increase in billboard revenue, a $0.7 million increase in logo revenue and a $1.6 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2011. This increase in revenue represents an increase of 3.6% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $8.6 million or 5.3% to $170.9 million for the three months ended June 30, 2012 from $162.3 million for the same period in 2011. There was a $5.4 million increase in operating expenses related to the operations of our outdoor advertising assets and a $3.2 million increase in corporate expenses. The $3.2 million increase in corporate expenses includes an approximately $1.5 million increase in non-cash compensation, primarily related to performance-based stock awards, as compared to the same period in 2011.

Depreciation and amortization expense remained relatively unchanged for three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Due to the above factors, operating income increased $5.1 million to $64.6 million for the three months ended June 30, 2012 compared to $59.5 million for the same period in 2011.

Interest expense decreased $4.7 million from $43.3 million for the three months ended June 30, 2011, to $38.6 million for the three months ended June 30, 2012, primarily due to a reduction in overall indebtedness over the comparable period in 2011.

The increase in operating income and decrease in interest expense described above resulted in a $9.7 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $7.2 million for the three months ended June 30, 2012 over the same period in 2011. The effective tax rate for the three months ended June 30, 2012 was 46.2%, which is greater than statutory rates as a result of non-deductible expenses and amortization, primarily resulting from non-cash stock compensation calculated in accordance with ASC 718.

As a result of the above factors, Lamar Media recognized net income for the three months ended June 30, 2012 of $14.0 million, as compared to net income of $11.4 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three and six months ended June 30, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and six months ended June 30, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

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

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for each of the three and six month periods ended June 30, as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for each of the three and six month periods ended June 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30, 2011	Six months ended June 30, 2011
	(in thousands)	(in thousands)
Reported net revenue	$293,345	$548,547
Acquisition net revenue	924	1,393

Acquisition-adjusted net revenue	$294,269	$549,940

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Reported net revenue	$304,872	$293,345	$571,110	$548,547
Acquisition net revenue	—	924	—	1,393

Adjusted totals	$304,872	$294,269	$571,110	$549,940

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2012, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2011 Combined Form 10-K.

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

At June 30, 2012, there was approximately $695.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 31.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2012 with respect to borrowings under the senior credit facility was $12.3 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2012 was 3.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.3% rather than 3.3%), then the Company’s six months ended June 30, 2012 interest expense would have been approximately $6.3 million higher resulting in a $3.9 million increase in the Company’s six months ended June 30, 2012 net loss.

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

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three month period ending on June 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	—	$—	—	$—
May 1-31, 2012	8,996	27.21	—	—
June 1-30, 2012	—	—	—	—

Three months ended June 30, 2012	8,996	$27.21	—	$—

(1)	Represents the acquisition of an aggregate of 8,996 shares of the Company’s Class A common stock from individuals in order to satisfy tax withholding requirements in connection with the issuance of stock awards under equity compensation plans during the second quarter.

ITEM 6. EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 8, 2012	BY:	/s/ KEITH A. ISTRE
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 8, 2012	BY:	/s/ KEITH A. ISTRE
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Lamar Advertising Company 2009 Employee Stock Purchase Plan, as amended. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2012 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.