Form 10-Q
period 2012-09-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2012-11-08
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes   ☐    No  ☑

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No   ☑

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of October 31, 2012: 78,748,838

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of October 31, 2012: 14,910,365

The number of shares of Lamar Media Corp. common stock outstanding as of October 31, 2012: 100

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	current economic conditions and their effect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the Company’s ability to successfully implement its digital deployment strategy;

•	the integration of any businesses that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of any acquisitions; and

•	changes in accounting principles, policies or guidelines.

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2011 of the Company and Lamar Media (the “2011 Combined Form 10-K”), filed on February 27, 2012 and such risk factors as updated, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$38,448	$33,503
Receivables, net of allowance for doubtful accounts of $8,100 and $7,500 in 2012 and 2011, respectively	164,747	147,436
Prepaid expenses	55,428	39,514
Deferred income tax assets	10,783	9,812
Other current assets	27,706	26,360

Total current assets	297,112	256,625

Property, plant and equipment	2,911,267	2,860,592
Less accumulated depreciation and amortization	(1,765,716)	(1,666,975)

Net property, plant and equipment	1,145,551	1,193,617

Goodwill	1,435,111	1,426,848
Intangible assets	437,552	476,880
Deferred financing costs, net of accumulated amortization of $27,328 and $28,187 in 2012 and 2011, respectively	37,127	34,409
Other assets	40,741	38,974

Total assets	$3,393,194	$3,427,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,353	$12,663
Current maturities of long-term debt	35,653	17,310
Accrued expenses	100,024	94,654
Deferred income	47,246	36,717

Total current liabilities	196,276	161,344

Long-term debt	2,039,955	2,141,218
Deferred income tax liabilities	95,385	92,317
Asset retirement obligation	185,841	180,662
Other liabilities	14,806	12,814

Total liabilities	2,532,263	2,588,355

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2012 and 2011	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2012 and 2011	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 95,867,915 and 95,011,499 shares issued at 2012 and 2011, respectively; 78,748,710 and 77,928,847 issued and outstanding at 2012 and 2011, respectively	96	95
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,910,365 and 15,122,865 shares issued and outstanding at 2012 and 2011, respectively	15	15
Additional paid-in capital	2,425,347	2,405,679
Accumulated comprehensive income	6,374	5,326
Accumulated deficit	(681,270)	(683,599)
Cost of shares held in treasury, 17,119,205 and 17,082,652 shares in 2012 and 2011, respectively	(889,631)	(888,518)

Stockholders’ equity	860,931	838,998

Total liabilities and stockholders’ equity	$3,393,194	$3,427,353

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues	$306,286	$296,701	$877,396	$845,248

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	103,845	103,200	312,339	305,809
General and administrative expenses (exclusive of depreciation and amortization)	52,153	51,866	157,275	151,505
Corporate expenses (exclusive of depreciation and amortization)	13,590	11,648	40,036	33,996
Depreciation and amortization	73,915	75,171	219,283	221,454
Gain on disposition of assets	(739)	(609)	(5,309)	(7,967)

	242,764	241,276	723,624	704,797

Operating income	63,522	55,425	153,772	140,451
Other expense (income)
Loss on extinguishment of debt	1,984	451	31,956	451
Interest income	(147)	(428)	(270)	(511)
Interest expense	38,534	42,530	117,081	129,457

	40,371	42,553	148,767	129,397

Income before income tax expense	23,151	12,872	5,005	11,054
Income tax expense	11,655	8,880	2,403	8,876

Net income	11,496	3,992	2,602	2,178
Preferred stock dividends	91	91	273	273

Net income applicable to common stock	$11,405	$3,901	$2,329	$1,905

Earnings per share:
Basic earnings per share	$0.12	$0.04	$0.02	$0.02

Diluted earnings per share	$0.12	$0.04	$0.02	$0.02

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	93,423,063	92,901,470	93,265,621	92,808,705
Incremental common shares from dilutive stock options	306,449	175,149	285,270	362,995

Weighted average common shares diluted	93,729,512	93,076,619	93,550,891	93,171,700

Statement of Comprehensive Income

Net income	$11,496	$3,992	$2,602	$2,178
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,152	(1,704)	1,048	(1,303)

Comprehensive income	$12,648	$2,288	$3,650	$875

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,602	$2,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,283	221,454
Non-cash equity based compensation	10,902	7,338
Amortization included in interest expense	13,101	13,820
Gain on disposition of assets	(5,309)	(7,967)
Loss on extinguishment of debt	31,956	451
Deferred tax expense	1,099	7,027
Provision for doubtful accounts	4,308	4,546
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(20,674)	(26,485)
Prepaid expenses	(14,325)	(16,128)
Other assets	(1,048)	4,510
Increase (decrease) in:
Trade accounts payable	8	(1,356)
Accrued expenses	4,312	4,015
Other liabilities	7,134	9,302

Net cash provided by operating activities	253,349	222,705

Cash flows from investing activities:
Acquisitions	(54,738)	(15,164)
Capital expenditures	(77,747)	(83,182)
Proceeds from disposition of assets	5,023	10,175
Payments received on notes receivable	118	179

Net cash used in investing activities	(127,344)	(87,992)

Cash flows from financing activities:
Debt issuance costs	(14,328)	—
Cash used for purchase of treasury stock	(1,113)	(3,481)
Net proceeds from issuance of common stock	9,809	3,650
Net proceeds received under revolving credit facility	15,000	—
Principal payments on long term debt	(8,381)	(168,488)
Proceeds received from note offering	500,000	—
Payment on senior subordinated notes	(722,296)	(15,835)
Proceeds received from senior credit facility term loan	100,000	—
Dividends	(273)	(273)

Net cash used in financing activities	(121,582)	(184,427)

Effect of exchange rate changes in cash and cash equivalents	522	(449)
Net increase (decrease) in cash and cash equivalents	4,945	(50,163)
Cash and cash equivalents at beginning of period	33,503	91,679

Cash and cash equivalents at end of period	$38,448	$41,516

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,334	$113,400

Cash paid for foreign, state and federal income taxes	$1,906	$1,368

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

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 44,600 shares of its Class A common stock during the nine months ended September 30, 2012.

Stock Purchase Plan. In 2009 our board of directors adopted a new employee stock purchase plan, the 2009 Employee Stock Purchase Plan or 2009 ESPP, which was approved by our shareholders on May 28, 2009. The 2009 ESPP reserved 588,154 shares of Class A common stock for issuance to our employees, which included 88,154 shares of Class A common stock that had been available for issuance under our 2000 Employee Stock Purchase Plan or 2000 ESPP. The 2000 ESPP was terminated following the issuance of all shares that were subject to the offer that commenced under the 2000 ESPP on January 1, 2009 and ended June 30, 2009. The terms of the 2009 ESPP are substantially the same as the 2000 ESPP.

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

The following is a summary of the 2009 ESPP share activity for the nine months ended September 30, 2012:

Shares
Available for future purchases, January 1, 2012	253,294
Additional shares reserved under 2009 ESPP	250,000
Purchases	(110,014)

Available for future purchases, September 30, 2012	393,280

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2012 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2013. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the nine months ended September 30, 2012, the Company has recorded $5,783 as non-cash compensation expense related to performance-based awards. In addition, each of our non-employee directors automatically receive upon election or re-election a restricted stock award of our Class A common stock. These awards vest 50% on grant date and 50% on the last day of each director’s one year term. The Company recorded $216 non-cash compensation expense related to these awards for the nine months ended September 30, 2012.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Acquisitions

During the nine months ended September 30, 2012, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $57,836 of which $54,738 was in cash.

Each of these acquisitions was accounted for under the acquisition method of accounting, and, accordingly, the accompanying consolidated financial statements include the results of operations of each acquired entity from the date of acquisition. The acquisition costs have been allocated to assets acquired and liabilities assumed based on preliminary fair value estimates at the dates of acquisition. The allocations are pending final determination of the fair value of certain assets and liabilities. The following is a summary of the preliminary allocation of the acquisition costs in the above transactions.

Total
Property, plant and equipment	$11,358
Goodwill	8,689
Site locations	30,554
Non-competition agreements	70
Customer lists and contracts	5,780
Other asset	1,913
Current liabilities	(528)

$57,836

Summarized below are certain unaudited pro forma statements of operations data for the three and nine months ended September 30, 2012 and September 30, 2011 as if each of the above acquisitions and the acquisitions occurring in 2011, which were fully described in the 2011 Combined Form 10-K, had been consummated as of January 1, 2011. This pro forma information does not purport to represent what the Company’s results of operations actually would have been had such transactions occurred on the date specified or to project the Company’s results of operations for any future periods.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Pro forma net revenues	$306,504	$300,509	$883,621	$856,457

Pro forma net income applicable to common stock	$11,430	$4,024	$2,903	$2,011

Pro forma net income per common share—basic	$0.12	$0.04	$0.03	$0.02

Pro forma net income per common share—diluted	$0.12	$0.04	$0.03	$0.02

4. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Direct advertising expenses	$68,507	$71,384	$205,450	$209,630
General and administrative expenses	985	1,009	3,007	3,079
Corporate expenses	4,423	2,778	10,826	8,745

	$73,915	$75,171	$219,283	$221,454

5. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at September 30, 2012 and December 31, 2011.

	Estimated	September 30, 2012		December 31, 2011
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$474,225	$457,157	$468,371	$451,524
Non-competition agreements	3—15	63,665	62,495	63,592	61,849
Site locations	15	1,414,227	995,396	1,383,076	925,291
Other	5—15	13,608	13,125	13,608	13,103

		$1,965,725	$1,528,173	$1,928,647	$1,451,767
Unamortizable intangible assets:
Goodwill		$1,688,746	$253,635	$1,680,483	$253,635

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

6. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2011	$180,662
Additions to asset retirement obligations	649
Accretion expense	8,061
Liabilities settled	(3,531)

Balance at September 30, 2012	$185,841

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of September 30, 2012 and December 31, 2011, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,619,927 and $1,641,856, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of September 30, 2012, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

8. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of options. For the nine months ended September 30, 2012 and 2011 there were no dilutive shares excluded from this calculation resulting from the antidilutive effect of options.

9. Long-term Debt

Long-term debt consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Senior Credit Facility	$702,164	$595,477
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	—	381,290
6 5/8% Senior Subordinated Notes — Series B	35,068	191,544
6 5/8% Senior Subordinated Notes — Series C	98,837	256,040
5 7/8% Senior Subordinated Notes	500,000	—
9 3/4% Senior Notes	337,140	331,553
Other notes with various rates and terms	2,399	2,624

	2,075,608	2,158,528
Less current maturities	(35,653)	(17,310)

Long-term debt, excluding current maturities	$2,039,955	$2,141,218

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

On October 11, 2007, Lamar Media Corp. issued $275,000 aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2015—Series C. These notes are unsecured senior subordinated obligations and will be subordinated to all of Lamar Media’s existing and future senior debt, rank equally with all of Lamar Media’s existing and future senior subordinated debt and rank senior to all of the existing and any future subordinated debt of Lamar Media. These notes are redeemable at the company’s option anytime on or after August 15, 2010 in whole or part, in cash at redemption prices specified in the notes. A portion of the net proceeds from this issuance was used to repay a portion of the amounts outstanding under Lamar Media’s revolving senior credit facility.

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

On July 30, 2012, Lamar Media provided notice of its intent to redeem in full all $122,760 of its 6 5/8% Senior Subordinated notes due 2015 at a redemption price equal to 101.104% of the principal amount outstanding, plus accrued and unpaid interest to, but not including, the redemption date of August 29, 2012. The Company used cash on hand and borrowings under its senior credit facility to fund the redemption. Following the redemption, Lamar Media had approximately $137,217 in aggregate principal amount of its 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C outstanding.

For the nine months ended September 30, 2012, the Company recognized a loss of $31,956 in connection with the repurchase of a portion of its 6 5/8% Notes.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media issued $400,000 in aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 7 7/8% Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the 7 7/8% Notes.

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 7/8% Notes, at any time and from time to time, at a price equal to 105.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before February 1, 2015, provided that following the redemption, at least 65% of the 5 7/8% Notes that were originally issued remain outstanding. At any time prior to February 1, 2017, Lamar Media may redeem some or all of the 5 7/8% Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after February 1, 2017, Lamar Media may redeem the 5 7/8% Notes, in whole or in part, in cash at redemption prices specified in the 5 7/8% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 7/8% Notes at a price equal to 101% of the principal amount of the 5 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

The remaining quarterly amortizations of the Term facilities as of September 30, 2012 is as follows:

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

As of September 30, 2012, there was $15,000 outstanding under the revolving senior facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $7,701 letters of credit outstanding as of September 30, 2012 resulting in $227,299 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at Lamar Media’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on Lamar Media’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

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

10. Fair Value of Financial Instruments

At September 30, 2012 and December 31, 2011, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,209,366, which exceeded both the gross and carrying amounts of $2,091,780 and $2,075,608, respectively, as of September 30, 2012.

11. Non-Cash Financing and Investing Activities

For the period ended September 30, 2012 and 2011, the Company had non-cash investing activity of $3,098 and $4,000 related to an acquisition of outdoor advertising assets and deposits paid in prior periods for the purchase of an aircraft, respectively.

Also, during the period ended September 30, 2011, the Company had non-cash financing activity of $9,463 for the net repurchase of the 6 5/8% Notes at 99.3% of their aggregate principal amount. These notes were under agreement for repurchase as of September 30, 2011 and pending settlement, which settled in October 2011.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

12. Subsequent Events

On October 9, 2012, Lamar Media provided notice of its intent to redeem on November 8, 2012, an aggregate amount of approximately $66,099 of its 6 5/8% Senior Subordinated Notes due 2015 consisting of $36,099 of its 6 5/8% Senior Subordinated Notes due 2015—Series B and $30,000 of its 6 5/8% Senior Subordinated Notes due 2015—Series C at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

On October 30, 2012, Lamar Media provided notice of its intent to redeem in full on November 29, 2012, the remaining $71,118 in aggregate principal amount outstanding of its 6 5/8% Senior Subordinated Notes due 2018—Series C at a redemption price equal to 101.104% of the principal amount of outstanding Notes plus accrued and unpaid interest up to but not including the redemption date.

On October 30, 2012 the Company completed a private placement of $535,000 5.0% Senior Subordinated Notes due 2023 (“the Notes”). Lamar Media intends to use the proceeds of this offering, after the payment of fees and expenses, (i) to redeem $137,217 in aggregate principal amount outstanding of Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015—Series B and Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015—Series C, (ii) to fund the acquisition of NextMedia Outdoor, Inc. (see below) and potential acquisitions that are currently being evaluated by Lamar or that it may pursue in the future or, to the extent not used to fund potential future acquisitions, to repay a portion of the indebtedness outstanding under Lamar Media’s senior credit facility and (iii) for general corporate purposes.

On October 31, 2012, the Company purchased all of the outstanding common stock of NextMedia Outdoor, Inc. for $145,000 in cash.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,948	$33,377
Receivables, net of allowance for doubtful accounts of $8,100 and $7,500 in 2012 and 2011, respectively.	164,747	147,436
Prepaid expenses	55,428	39,514
Deferred income tax assets	10,783	9,812
Other current assets	27,925	26,578

Total current assets	296,831	256,717

Property, plant and equipment	2,911,267	2,860,592
Less accumulated depreciation and amortization	(1,765,716)	(1,666,975)

Net property, plant and equipment	1,145,551	1,193,617

Goodwill	1,424,959	1,416,696
Intangible assets	437,069	476,376
Deferred financing costs net of accumulated amortization of $18,039 and $18,899 in 2012 and 2011, respectively	35,174	32,455
Other assets	35,456	33,689

Total assets	$3,375,040	$3,409,550

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,353	$12,663
Current maturities of long-term debt	35,653	17,310
Accrued expenses	97,788	93,315
Deferred income	47,246	36,717

Total current liabilities	194,040	160,005

Long-term debt	2,039,955	2,141,218
Deferred income tax liabilities	128,652	125,462
Asset retirement obligation	185,841	180,662
Other liabilities	14,808	12,814

Total liabilities	2,563,296	2,620,161

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2012 and 2011	—	—
Additional paid-in-capital	2,598,986	2,579,318
Accumulated comprehensive income	6,374	5,326
Accumulated deficit	(1,793,616)	(1,795,255)

Stockholder’s equity	811,744	789,389

Total liabilities and stockholder’s equity	$3,375,040	$3,409,550

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net revenues	$306,286	$296,701	$877,396	$845,248

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	103,845	103,200	312,339	305,809
General and administrative expenses (exclusive of depreciation and amortization)	52,153	51,866	157,275	151,505
Corporate expenses (exclusive of depreciation and amortization)	13,516	11,570	39,763	33,720
Depreciation and amortization	73,915	75,171	219,283	221,454
Gain on disposition of assets	(739)	(609)	(5,309)	(7,967)

	242,690	241,198	723,351	704,521

Operating income	63,596	55,503	154,045	140,727
Other expense (income)
Loss on extinguishment of debt	1,984	451	31,956	451
Interest income	(147)	(428)	(270)	(511)
Interest expense	38,534	42,530	117,081	129,457

	40,371	42,553	148,767	129,397

Income before income tax expense	23,225	12,950	5,278	11,330

Income tax expense	11,640	8,835	2,526	8,943

Net income	$11,585	$4,115	$2,752	$2,387

Statement of Comprehensive Income

Net income	$11,585	$4,115	$2,752	$2,387
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	1,152	(1,704)	1,048	(1,303)

Comprehensive income	$12,737	$2,411	$3,800	$1,084

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,752	$2,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	219,283	221,454
Non-cash equity based compensation	10,902	7,338
Amortization included in interest expense	13,101	13,820
Gain on disposition of assets	(5,309)	(7,967)
Loss on extinguishment of debt	31,956	451
Deferred tax expense	1,221	7,101
Provision for doubtful accounts	4,308	4,546
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(20,674)	(26,485)
Prepaid expenses	(14,325)	(16,128)
Other assets	(1,048)	4,593
Increase (decrease) in:
Trade accounts payable	8	(1,356)
Accrued expenses	4,312	4,015
Other liabilities	(3,644)	4,314

Net cash provided by operating activities	242,843	218,083

Cash flows from investing activities:
Acquisitions	(54,738)	(15,164)
Capital expenditures	(77,747)	(83,182)
Proceeds from disposition of assets	5,023	10,175
Payment received on notes receivable	118	179

Net cash used in investing activities	(127,344)	(87,992)

Cash flows from financing activities:
Principal payments on long-term debt	(8,381)	(168,488)
Payment on senior subordinated notes	(722,296)	(15,835)
Proceeds received from note offering	500,000	—
Proceeds received from senior credit agreement term loan	100,000	—
Net proceeds received under revolving credit facility	15,000	—
Debt issuance costs	(14,328)	—
Contributions from parent	19,668	10,987
Dividend to parent	(1,113)	(3,481)

Net cash used in financing activities	(111,450)	(176,817)

Effect of exchange rate changes in cash and cash equivalents	522	(449)
Net increase (decrease) in cash and cash equivalents	4,571	(47,175)
Cash and cash equivalents at beginning of period	33,377	88,565

Cash and cash equivalents at end of period	$37,948	$41,390

Supplemental disclosures of cash flow information:
Cash paid for interest	$102,334	$113,400

Cash paid for foreign, state and federal income taxes	$1,906	$1,368

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 7, 9, 10, 11 and 12 to the condensed consolidated financial statements of Lamar Advertising Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media Corp., as it is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined quarterly report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2011 Combined Form 10-K filed on February 27, 2012, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial condition and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

OVERVIEW

The Company’s net revenues are derived primarily from the sale of advertising on outdoor advertising displays owned and operated by the Company. The Company relies on sales of advertising space for its revenues. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays. The Company’s operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. While the Company has significantly reduced its acquisition activity over the last three years, it will continue to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the ten months ended October 31, 2012, the Company completed acquisitions for a total purchase price of approximately $200 million, which included the purchase of NextMedia Outdoor, Inc. that closed October 31, 2012.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended September 30, (in thousands)		Nine months ended September 30, (in thousands)
	2012	2011	2012	2011
Billboard — traditional	$5,917	$7,609	$20,938	$24,911
Billboard — digital	12,272	11,983	32,334	32,081
Logos	2,267	2,777	5,547	7,457
Transit	26	168	110	640
Land and buildings	4,486	3,026	9,401	3,838
Operating equipment	3,237	2,966	9,417	14,255

Total capital expenditures	$28,205	$28,529	$77,747	$83,182

RESULTS OF OPERATIONS

Nine Months ended September 30, 2012 compared to Nine Months ended September 30, 2011

Net revenues increased $32.1 million or 3.8% to $877.4 million for the nine months ended September 30, 2012 from $845.2 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $24.9 million or 3.3% over the prior period, an increase in logo sign revenue of $2.8 million, which represents an increase of 6.6% over the prior period, and a $4.4 million increase in transit revenue, which represents an increase of 10.0% over the prior period.

For the nine months ended September 30, 2012, there was a $27.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2011. The $27.1 million increase in revenue primarily consists of a $21.2 million increase in billboard revenue, a $1.9 million increase in logo revenue and a $4.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.2% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $18.3 million or 3.7% to $509.7 million for the nine months ended September 30, 2012 from $491.3 million for the same period in 2011. There was a $12.3 million increase in operating expenses related to the operations of our outdoor advertising assets and a $6.0 million increase in corporate expenses.

Depreciation and amortization expense decreased $2.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to a reduction in the number of non-performing structures that were dismantled during the period as compared to the nine months ended September 30, 2011.

The Company recorded a gain on disposition of assets of $5.3 million for the nine months ended September 30, 2012.

Due to the above factors, operating income increased $13.3 million to $153.8 million for the nine months ended September 30, 2012 compared to $140.5 million for the same period in 2011.

During the nine months ended September 30, 2012, the Company recognized a $32.0 million loss on debt extinguishment related to the settlement of the tender offer for Lamar Media’s 6 5/8% Notes. Approximately $15.0 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes. See – “Uses of Cash – Tender Offers” for more information.

Interest expense decreased approximately $12.4 million from $129.5 million for the nine months ended September 30, 2011 to $117.1 million for the nine months ended September 30, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s recent refinancing transactions. See – “Uses of Cash Tender Offers” for more information.

The increase in operating income and decrease in interest expense offset by the loss on extinguishment of debt discussed above resulted in a $6.0 million decrease in net income before income taxes. The Company recorded income tax expense of $2.4 million for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2012 was 48.0%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC718.

As a result of the above factors, the Company recognized net income for the nine months ended September 30, 2012 of $2.6 million, as compared to net income of $2.2 million for the same period in 2011.

Three Months ended September 30, 2012 compared to Three Months ended September 30, 2011

Net revenues increased $9.6 million or 3.2% to $306.3 million for the three months ended September 30, 2012 from $296.7 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $6.9 million or 2.6% over the prior period, an increase in logo revenue of $0.7 million or a 5.0% increase over the prior period and a $2.0 million increase in transit revenue over the prior period, which represents an increase of 12.0% over the prior period.

For the three months ended September 30, 2012, there was a $6.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2011. The $6.0 million increase in revenue primarily consists of a $4.4 million increase in billboard revenue, a $0.3 million increase in logo revenue and a $1.3 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2011. This increase in revenue represents an increase of 2.0% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $2.9 million or 1.7% to $169.6 million for the three months ended September 30, 2012 from $166.7 million for the same period in 2011. There was a $0.9 million increase in operating expenses related to the operations of our outdoor advertising assets and a $1.9 million increase in corporate expenses.

Depreciation and amortization expense decreased $1.3 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to the reduction in the number of non performing structures that were dismantled as compared to the same period ended in 2011.

Due to the above factors, operating income increased $8.1 million to $63.5 million for the three months ended September 30, 2012 compared to $55.4 million for the same period in 2011.

Interest expense decreased $4.0 million from $42.5 million for the three months ended September 30, 2011, to $38.5 million for the three months ended September 30, 2012, primarily due to a reduction in overall indebtedness over the comparable period in 2011.

The increase in operating income and decrease in interest expense described above resulted in a $10.3 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $2.8 million for the three months ended September 30, 2012 over the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was 50.3%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC718.

As a result of the above factors, the Company recognized net income for the three months ended September 30, 2012 of $11.5 million, as compared to net income of $4.0 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three and nine months ended September 30, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2011 that corresponds with the actual period we have owned the assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for each of the three and nine month periods ended September 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(in thousands)	(in thousands)
Reported net revenue	$296,701	$845,248
Acquisition net revenue	3,633	5,026

Acquisition-adjusted net revenue	$300,334	$850,274

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Reported net revenue	$306,286	$296,701	$877,396	$845,248
Acquisition net revenue	—	3,633	—	5,026

Adjusted totals	$306,286	$300,334	$877,396	$850,274

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

Sources of Cash

Total Liquidity at September 30, 2012. As of September 30, 2012 we had approximately $265.7 million of total liquidity, which is comprised of approximately $38.4 million in cash and cash equivalents and the ability to draw approximately $227.3 million under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the nine months ended September 30, 2012 and 2011 our cash provided by operating activities was $253.3 million and $222.7 million, respectively. While our net income was approximately $2.6 million for the nine months ended September 30, 2012, we generated cash from operating activities of $253.3 million during that same period, primarily due to adjustments needed to reconcile net income to cash provided by operating activities of $275.3 million, which primarily consisted of depreciation and amortization of $219.3 million and loss on debt extinguishment of $32.0 million. In addition, there was an increase in working capital of $24.6 million. We expect to generate cash flows from operations during 2012 in excess of our cash needs for operations and capital expenditures as described herein. We expect to use this excess cash to reduce outstanding indebtedness or for funding potential acquisitions.

Credit Facilities. On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100 million Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012 (the “senior credit facility”), for which JPMorgan Chase Bank, N.A. serves as administrative agent. The senior credit facility consists of a $250 million revolving credit facility, a $270 million term loan A-1 facility, a $30 million term loan A-2 facility, a $100 million term loan A-3 facility, a $575 million term loan B facility and a $300 million incremental facility, which may be increased by up to an additional $200 million, based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30 million term loan A-2 facility for which Lamar Media’s wholly owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110 million of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of September 30, 2012, Lamar Media had approximately $227.3 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $702.2 million.

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

In addition, on October 30, 2012, Lamar Media completed an institutional private placement of $535 million aggregate principal amount of 5% Senior Subordinated Notes due 2023. The institutional private placement resulted in net proceeds to Lamar Media, after the payment fees and expenses, of approximately $527.1 million. Lamar Media intends to use the proceeds of this offering to (i) repurchase in full its remaining 6 5/8% Senior Subordinated Notes due 2015 — Series B and remaining 6 5/8% Senior Subordinated Notes due 2015 — Series C and (ii) to fund the acquisition of NextMedia Outdoor, Inc., which closed on October 31, 2012 and other potential acquisitions that are currently being evaluated or that we may pursue in the future or to the extent not used to fund potential future acquisitions, to repay a portion of the indebtedness under our senior credit facility and (iii) for general corporate expenses.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding, in aggregate principal amount, approximately $36.1 million 6 5/8% Senior Subordinated Notes due 2015 — Series B issued in August 2006 (the “6 5/8% Series B Notes”) and $101.1 million 6 5/8% Senior Subordinated Notes due 2015 — Series C issued in October 2007 (the “6 5/8% Series C Notes”), $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Notes), $400 million 7 7/8% Senior Subordinated Notes due 2018 issued in April 2010 (the “7 7/8% Notes”), $500 million 5 7/8% Senior Subordinated Notes due 2022 issued in February 2012 (the “5 7/8% Notes”) and $535 million 5% Senior Subordinated Notes due 2023 issued in October 2012 (the “5% Notes”). The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Notes indenture, and (b) 7.0 to 1, pursuant to the indentures related to the 6 5/8% Series B Notes, 6 5/8% Series C Notes, 7 7/8% Notes, 5 7/8% Notes and 5% Notes. Currently, Lamar Media is in compliance with these tests.

In addition to debt incurred under the provisions described in the preceding sentence, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•

up to $1.3 billion of indebtedness under the senior credit facility allowable under the indentures related to the 6 5/8% Series B Notes and 6 5/8% Series C Notes, up to $1.4 billion of indebtedness under the senior credit facility allowable under the 9 3/4% Notes indenture and $1.5 billion of indebtedness under the senior credit facility allowable under the indentures related to the 7 7/8% Notes, 5 7/8% Notes and 5% Notes;

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

•	additional debt not to exceed $50 million ($75 million under the indentures related to the 7 7/8% Notes, 5 7/8% Notes and 5% Notes).

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At September 30, 2012 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:

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

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending on or after December 31, 2012, this percentage is subject to reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. At December 31, 2011, the Company was not required to make a mandatory prepayment since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.00 to 1.00.

The Company believes that its current level of cash on hand, availability under its senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2012. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $77.7 million for the nine months ended September 30, 2012. We anticipate our 2012 total capital expenditures will be approximately $100 million.

Acquisitions. During the nine months ended September 30, 2012, the Company financed its acquisition activity of $54.7 million with cash on hand. In addition, on October 31, 2012, the Company completed the acquisition of all of the outstanding common stock of NextMedia Outdoor, Inc., for a cash purchase price of $145 million. In the future, the Company will continue to evaluate strategic acquisition opportunities as they arise.

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

Note Redemption. On July 30, 2012, Lamar Media provided notice of its intent to redeem in full all $122.76 million of its 6 5/8% Senior Subordinated Notes due 2015 at a redemption price equal to 101.104% of the principal amount outstanding, plus accrued and unpaid interest to, but not including, the redemption date of August 29, 2012. The redemption price will be due and payable on the redemption date upon surrender of the 6 5/8% Senior Subordinated Notes due 2015 in accordance with the terms of the indenture governing the notes. Lamar Media used cash on hand and borrowings under its senior credit facility to fund the redemption. Following the redemption, Lamar Media had approximately $137.2 million in aggregate principal amount of its 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C outstanding.

On October 9, 2012, Lamar Media provided notice of its intent to redeem on November 8, 2012, an aggregate amount of approximately $66.1 million of its 6 5/8% Senior Subordinated Notes due 2015 consisting of $36.1 million of its 6 5/8% Senior Subordinated Notes due 2015—Series B and $30 million of its 6 5/8% Senior Subordinated Notes due 2015—Series C at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

On October 30, 2012, Lamar Media provided notice of its intent to redeem in full on November 29, 2012, the remaining $71.1 million in aggregate principal amount outstanding of its 6 5/8% Senior Subordinated Notes due 2018—Series C at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

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

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and nine months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Nine Months ended September 30, 2012 compared to Nine Months ended September 30, 2011

Net revenues increased $32.1 million or 3.8% to $877.4 million for the nine months ended September 30, 2012 from $845.2 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $24.9 million or 3.3% over the prior period, an increase in logo sign revenue of $2.8 million, which represents an increase of 6.6% over the prior period, and a $4.4 million increase in transit revenue, which represents an increase of 10.0% over the prior period.

For the nine months ended September 30, 2012, there was a $27.1 million increase in net revenues as compared to acquisition-adjusted net revenue for the nine months ended September 30, 2011. The $27.1 million increase in revenue primarily consists of a $21.2 million increase in billboard revenue, a $1.9 million increase in logo revenue and a $4.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.2% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $18.3 million or 3.7% to $509.4 million for the nine months ended September 30, 2012 from $491.0 million for the same period in 2011. There was a $12.3 million increase in operating expenses related to the operations of our outdoor advertising assets and a $6.0 million increase in corporate expenses.

Depreciation and amortization expense decreased $2.2 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to a reduction in the number of non-performing structures that were dismantled during the period as compared to the nine months ended September 30, 2011.

Lamar Media recorded a gain on disposition of assets of $5.3 million for the nine months ended September 30, 2012.

Due to the above factors, operating income increased $13.3 million to $154.0 million for the nine months ended September 30, 2012 compared to $140.7 million for the same period in 2011.

During the nine months ended September 30, 2012, Lamar Media recognized a $32.0 million loss on debt extinguishment related to the settlement of the tender offer for its 6 5/8% Notes. Approximately $15.0 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes. See – “Uses of Cash – Tender Offers” for more information.

Interest expense decreased approximately $12.4 million from $129.5 million for the nine months ended September 30, 2011 to $117.1 million for the nine months ended September 30, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from Lamar Media’s recent refinancing transactions. See – “Uses of Cash Tender Offers” for more information.

The increase in operating income and decrease in interest expense offset by the loss on extinguishment of debt discussed above resulted in a $6.1 million decrease in net income before income taxes. Lamar Media recorded income tax expense of $2.5 million for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2012 was 47.9%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC 718.

As a result of the above factors, Lamar Media recognized net income for the nine months ended September 30, 2012 of $2.8 million, as compared to net income of $2.4 million for the same period in 2011.

Three Months ended September 30, 2012 compared to Three Months ended September 30, 2011

Net revenues increased $9.6 million or 3.2% to $306.3 million for the three months ended September 30, 2012 from $296.7 million for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $6.9 million or 2.6% over the prior period, an increase in logo revenue of $0.7 million or a 5.0% increase over the prior period and a $2.0 million increase in transit revenue over the prior period, which represents an increase of 12.0% over the prior period.

For the three months ended September 30, 2012, there was a $6.0 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended September 30, 2011. The $6.0 million increase in revenue primarily consists of a $4.4 million increase in billboard revenue, a $0.3 million increase in logo revenue and a $1.3 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable periods in 2011. This increase in revenue represents an increase of 2.0% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $2.9 million or 1.7% to $169.5 million for the three months ended September 30, 2012 from $166.6 million for the same period in 2011. There was a $0.9 million increase in operating expenses related to the operations of our outdoor advertising assets and a $2.0 million increase in corporate expenses.

Depreciation and amortization expense decreased $1.3 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, primarily due to a reduction in the number of non performing structures that were dismantled as compared to the same period ended in 2011.

Due to the above factors, operating income increased $8.1 million to $63.6 million for the three months ended September 30, 2012 compared to $55.5 million for the same period in 2011.

Interest expense decreased $4.0 million from $42.5 million for the three months ended September 30, 2011, to $38.5 million for the three months ended September 30, 2012, primarily due to a reduction in overall indebtedness over the comparable period in 2011.

The increase in operating income and decrease in interest expense described above resulted in a $10.3 million increase in net income before income taxes. This increase in net income resulted in an increase in income tax expense of $2.8 million for the three months ended September 30, 2012 over the same period in 2011. The effective tax rate for the three months ended September 30, 2012 was 50.1%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC 718.

As a result of the above factors, Lamar Media recognized net income for the three months ended September 30, 2012 of $11.6 million, as compared to net income of $4.1 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three and nine months ended September 30, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three and nine months ended September 30, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2011 that corresponds with the actual period we have owned the assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for each of the three and nine month periods ended September 30, as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for each of the three and nine month periods ended September 30, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended September 30, 2011	Nine months ended September 30, 2011
	(in thousands)	(in thousands)
Reported net revenue	$296,701	$845,248
Acquisition net revenue	3,633	5,026

Acquisition-adjusted net revenue	$300,334	$850,274

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Reported net revenue	$306,286	$296,701	$877,396	$845,248
Acquisition net revenue	—	3,633	—	5,026

Adjusted totals	$306,286	$300,334	$877,396	$850,274

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at September 30, 2012, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2011 Combined Form 10-K.

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

At September 30, 2012, there was approximately $702.2 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 33.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the nine months ended September 30, 2012 with respect to borrowings under the senior credit facility was $19.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during the nine months ended September 30, 2012 was 3.3%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.3% rather than 3.3%), then the Company’s nine months ended September 30, 2012 interest expense would have been approximately $10.4 million higher resulting in a $6.4 million decrease in the Company’s nine months ended September 30, 2012 net income.

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

LAMAR ADVERTISING COMPANY

DATED: November 7, 2012	BY:	/s/ KEITH A. ISTRE
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: November 7, 2012	BY:	/s/ KEITH A. ISTRE
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.