Form 10-K
period 2012-12-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2013-02-28
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if either registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of Lamar Advertising Company was $2,218,657,098 based on $28.60 per share as reported at the close of trading on the NASDAQ National Market System on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 29, 2012, the aggregate market value of the voting stock held by nonaffiliates of Lamar Media Corp. was $0.

Indicate the number of shares outstanding of each of the issuers’ classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2013
Lamar Advertising Company Class A common stock, $0.001 par value per share	78,965,663 shares
Lamar Advertising Company Class B common stock, $0.001 par value per share	14,910,365 shares
Lamar Media Corp. common stock, $0.001 par value per share	100 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 2013 (Proxy Statement)	Part III

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

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	the current economic environment and its affect on the markets in which we operate;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	the demand for outdoor advertising;

•	our need for, and ability to obtain, additional funding for acquisitions and operations;

•	Lamar Advertising’s consideration of an election to real estate investment trust status;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement our digital deployment strategy; and

•	changes in accounting principles, policies or guidelines.

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

General

Lamar Advertising Company, referred to in this Annual Report as the “Company” or “Lamar Advertising” or “we” is one of the largest outdoor advertising companies in the United States based on number of displays and has operated under the Lamar name since 1902. We operate in a single operating and reporting segment, advertising. We sell advertising on billboards, buses, shelters, benches and logo plates. As of December 31, 2012, we owned and operated over 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico, over 115,000 logo advertising displays in 22 states and the province of Ontario, Canada, and operated over 34,000 transit advertising displays in 15 states, Canada and Puerto Rico. We offer our customers a fully integrated service, satisfying all aspects of their billboard display requirements from ad copy production to placement and maintenance.

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

In addition to these traditional billboards, we also sell digital billboards, which are generally located on major traffic arteries and city streets. As of December 31, 2012, we owned and operated over 1,700 digital billboard advertising displays in 40 states, Canada and Puerto Rico.

Logo signs. We sell advertising space on logo signs located near highway exits.

•	Logo signs generally advertise nearby gas, food, camping, lodging and other attractions.

We are the largest provider of logo signs in the United States, operating 22 of the 26 privatized state logo sign contracts. As of December 31, 2012, we operated over 115,000 logo sign advertising displays in 22 states and Canada.

Transit advertising displays. We also sell advertising space on the exterior and interior of public transportation vehicles, transit shelters and benches in over 60 markets. As of December 31, 2012, we operated over 34,000 transit advertising displays in 15 states, Canada and Puerto Rico.

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

Operating Strategies

We strive to be a leading provider of outdoor advertising services in each of the markets that we serve, and our operating strategies for achieving that goal include:

Continuing to provide high quality local sales and service. We seek to identify and closely monitor the needs of our customers and to provide them with a full complement of high quality advertising services. Local advertising constituted approximately 78% of our net revenues for the year ended December 31, 2012, which management believes is higher than the industry average. We believe that the experience of our regional, territory and local managers has contributed greatly to our success. For example, our regional managers have been with us for an average of 29 years. In an effort to provide high quality sales and service at the local level, we employed approximately 800 local account executives as of December 31, 2012. Local account executives are typically supported by additional local staff and have the ability to draw upon the resources of our central office, as well as our offices in other markets, in the event business opportunities or customers’ needs support such an allocation of resources.

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

In addition, we routinely invest in upgrading our existing displays and constructing new displays. During the last ten years we invested approximately $1.2 billion in capitalized expenditures, which include improvements to our existing displays and in constructing new displays. Our regular improvement and expansion of our advertising display inventory allows us to provide high quality service to our current advertisers and to attract new advertisers.

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

Reinvesting in capital expenditures including digital technology. We have historically invested in capital expenditures, however, during 2009 and 2010, we significantly reduced our capital expenditures to position the Company to manage through the economic recession. As a result of the economic recovery, the Company began to reinvest in capital expenditures beginning in 2011. We spent approximately $106 million in total capital expenditures in fiscal 2012, of which $42.1 million was spent on digital technology. We expect our 2013 capitalized expenditures to approximate our spending in 2012.

COMPANY OPERATIONS

Billboard Advertising

We sell most of our advertising space on two types of billboard advertising displays: bulletins and posters. As of December 31, 2012, we owned and operated over 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. In 2012, we derived approximately 72% of our billboard advertising net revenues from bulletin sales and 28% from poster sales.

Bulletins are large, advertising structures (the most common size is fourteen feet high by forty-eight feet wide, or 672 square feet) consisting of panels on which advertising copy is displayed. We wrap advertising copy printed with computer-generated graphics on a single sheet of vinyl around the structure. To attract more attention, some of the panels may extend beyond the linear edges of the display face and may include three-dimensional embellishments. Because of their greater impact and higher cost, bulletins are usually located on major highways and target vehicular traffic. At December 31, 2012, we operated approximately 68,000 bulletin displays.

We generally sell individually-selected bulletin space to advertisers for the duration of the contract (usually one to twelve months). We also sell bulletins as part of a rotary plan under which we rotate the advertising copy from one bulletin location to another within a particular market at stated intervals (usually every sixty to ninety days) to achieve greater reach within that market.

Posters are smaller advertising structures (the most common size is eleven feet high by twenty-three feet wide, or 250 square feet; we also operate junior posters, which are five feet high by eleven feet wide, or 55 square feet). Poster panels utilize a single flexible sheet of polyethylene material that inserts into the face of the panel. Posters are concentrated on major traffic arteries and target vehicular traffic, and junior posters are concentrated on city streets and target hard-to-reach pedestrian traffic and nearby residents. At December 31, 2012, we operated approximately 76,000 poster displays.

We generally sell poster space for thirty- and sixty-day periods in packages called “showings,” which comprise a given number of displays in a specified market area. We place and spread out the displays making up a showing in well-traveled areas to reach a wide audience in the particular market.

In addition to the traditional displays described above, we also sell digital billboards. Digital billboards are large electronic light emitting diode (LED) displays (the most common sizes are fourteen feet high by forty feet wide, or 560 square feet; ten and a half feet high by thirty six feet wide, or 378 square feet; and ten feet high by twenty-one feet wide, or 210 square feet) that are generally located on major traffic arteries and city streets. Digital billboards are capable of generating over one billion colors and vary in brightness based on ambient conditions. They display completely digital advertising copy from various advertisers in a slide show fashion, rotating each advertisement approximately every 6 to 8 seconds. At December 31, 2012, we operated over 1,700 digital billboards in various markets, which represents approximately 15% of billboard advertising net revenue.

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

Logo Sign Advertising

We entered the logo sign advertising business in 1988 and have become the largest provider of logo sign services in the United States, operating 22 of the 26 privatized state logo contracts. We erect logo signs, which generally advertise nearby gas, food, camping, lodging and other attractions, and directional signs, which direct vehicle traffic to nearby services and tourist attractions, near highway exits. As of December 31, 2012, we operated over 38,000 logo sign structures containing over 115,000 logo advertising displays in the United States and Canada.

We operate the logo sign contracts in the province of Ontario, Canada and in the following states:

Colorado	Georgia	Louisiana	Minnesota	Montana	New Jersey	Oklahoma
Delaware	Kansas	Maine	Mississippi	Nebraska	New Mexico	South Carolina
Florida	Kentucky	Michigan	Missouri(1)	Nevada	Ohio	Utah
Virginia

(1)	The logo sign contract in Missouri is operated by a 66 2/3% owned partnership.

We also operate the tourist oriented directional signing (“TODS”) programs for the states of Colorado, Kansas, Kentucky, Louisiana, Michigan, Missouri, Montana, Nebraska, Nevada, New Jersey, Ohio, Virginia and the province of Ontario, Canada.

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

State logo sign contracts represent the exclusive right to erect and operate logo signs within a state for a period of time. The terms of the contracts vary, but generally range from five to ten years, with additional renewal terms. Each logo sign contract generally allows the state to terminate the contract prior to its expiration and, in most cases, with compensation for the termination to be paid to the company. When a logo sign contract expires, we transfer ownership of the advertising structures to the state. Depending on the contract, we may or may not be entitled to compensation at that time. Of our twenty-three logo sign contracts in place, in the United States and Canada, at December 31, 2012, three are subject to renewal in 2013.

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

Transit Advertising

We entered into the transit advertising business in 1993 as a way to complement our existing business and maintain market share in certain markets. We provide transit advertising displays on bus shelters, benches and buses in over 60 transit markets, and our production staff provides a full range of creative and installation services to our transit advertising customers. As of December 31, 2012, we operated over 34,000 transit advertising displays in 15 states, Canada and Puerto Rico.

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

CUSTOMERS

Our customer base is diverse. The table below sets forth the ten industries from which we derived most of our billboard advertising revenues for the year ended December 31, 2012, as well as the percentage of billboard advertising revenues attributable to the advertisers in those industries. The individual advertisers in these industries accounted for approximately 74% of our billboard advertising net revenues in the year ended December 31, 2012. No individual advertiser accounted for more than 1.0% of our billboard advertising net revenues in that period.

Categories	Percentage of Net Billboard Advertising Revenues
Restaurants	13%
Retailers	11%
Health Care	10%
Service	8%
Amusement — Entertainment/Sports	7%
Automotive	6%
Gaming	6%
Financial — Banks, Credit Unions	5%
Telecommunications	4%
Education	4%

74%

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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the United States Department of Transportation (USDOT) and the Federal Highway Administration (FHWA). The complaint alleges that the FHWA exceeded its authority when, in 2007, the agency issued guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual federal-state agreements that implement the provisions of the HBA. The complaint also alleges that in issuing the digital billboard guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking. The complaint further alleges that the FHWA guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the federal-state agreements. Finally, the complaint alleges that the guidance violates the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint seeks an injunction vacating the FHWA guidance. If the FHWA guidance is vacated, the agency could then elect to undertake rulemaking or other new administrative action with respect to digital billboards that, if enacted in a way that placed additional restrictions on digital billboards, ultimately could have a material adverse effect on our business, results of operations and financial condition.

In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration conducted a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. We understand that this study is currently under internal review and the date of its public release is unknown. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards.

EMPLOYEES

We employed approximately 3,000 people as of December 31, 2012. Approximately 200 employees were engaged in overall management and general administration at our management headquarters in Baton Rouge, Louisiana, and the remainder, including approximately 800 local account executives, were employed in our operating offices.

Fifteen of our local offices employ billposters and construction personnel who are covered by collective bargaining agreements. We believe that our relationship with our employees, including our 116 unionized employees, is good, and we have never experienced a strike or work stoppage.

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

The Company has borrowed substantially in the past and will continue to borrow in the future. At December 31, 2012, Lamar Advertising Company’s wholly owned subsidiary, Lamar Media, had approximately $2.16 billion of total debt outstanding, consisting of approximately $384.7 million in bank debt, $339.1 million of senior notes and $1.4 billion in various series of senior subordinated notes. Despite the level of debt presently outstanding, the terms of the indentures governing Lamar Media’s notes and the terms of the senior credit facility allow Lamar Media to incur substantially more debt, including approximately $242.3 million available for borrowing as of December 31, 2012 under the revolving senior credit facility.

The Company’s substantial debt and its use of cash flow from operations to make principal and interest payments on its debt may, among other things:

•	make it more difficult for the Company to comply with the financial covenants in its senior credit facility, which could result in a default and an acceleration of all amounts outstanding under the facility;

•	limit the cash flow available to fund the Company’s working capital, capital expenditures, acquisitions or other general corporate requirements;

•	limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditures or other general corporate requirements;

•	place the Company at a competitive disadvantage relative to those of its competitors that have less relative debt;

•	force the Company to seek and obtain alternate or additional sources of funding, which may be unavailable, or may be on less favorable terms, or may require the Company to obtain the consent of lenders under its senior credit facility or the holders of its other debt;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry; and

•	increase the Company’s vulnerability to general adverse economic and industry conditions.

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

The terms of Lamar Media’s senior credit facility also restrict it from exceeding specified total holdings debt ratio and senior debt ratio and require it to maintain a specified minimum fixed charges coverage ratio. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a description of the specific financial ratio requirements under the senior credit facility.

The Company’s ability to comply with the financial covenants in the senior credit facility and the indentures governing Lamar Media’s outstanding notes (and to comply with similar covenants in any future agreements) depends on its operating performance, which in turn depends significantly on prevailing economic, financial and business conditions and other factors that are beyond the Company’s control. Therefore, despite its best efforts and execution of its strategic plan, the Company may be unable to comply with these financial covenants in the future.

Although we are currently in compliance with all financial covenants, the Company’s operating results were negatively impacted by the recent economic recession and there can be no assurance that the current economic environment will not further impact the Company’s results and, in turn, its ability to meet these requirements in the future. If Lamar Media fails to comply with its financial covenants, the lenders under the senior credit facility could accelerate all of the debt outstanding, which would create serious financial problems and could lead to a default under the indentures governing Lamar Media’s outstanding notes. Any of these events could adversely affect the Company’s business, financial condition and financial results.

In addition, these restrictions reduce the Company’s operating flexibility and could prevent the Company from exploiting investment, acquisition, marketing, or other time-sensitive business opportunities.

The Company’s revenues are sensitive to general economic conditions and other external events beyond the Company’s control.

The Company sells advertising space on outdoor structures to generate revenues. Advertising spending is particularly sensitive to changes in economic conditions and has been adversely affected by the most recent economic recession, as evidenced by a 11.9% decline in the Company’s advertising revenues in the year ended December 31, 2009.

Additionally, the occurrence of any of the following external events could further depress the Company’s revenues:

•	a widespread reallocation of advertising expenditures to other available media by significant users of the Company’s displays; and

•	a decline in the amount spent on advertising in general or outdoor advertising in particular.

There is no guaranty that the potential conversion to a REIT that we are currently evaluating will be implemented or will be successful if implemented.

As previously disclosed, we are actively considering an election to real estate investment trust (REIT) status. On November 16, 2012, in conjunction with our review regarding a potential REIT election, we submitted a private letter ruling to the Internal Revenue Service. If we receive a favorable response and decide to proceed with a REIT election, we intend to make the election for the taxable year beginning January 1, 2014, subject to the approval of our board of directors. A favorable IRS ruling, if received, does not guarantee that we would succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. We may not ultimately pursue a conversion to a REIT, and we can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

If we are unable to continue to grow through acquisitions, it could adversely affect our future financial performance. In addition, if we are unable to successfully integrate any completed acquisitions, our financial performance would also be adversely affected.

The Company has historically grown through acquisitions. Due to factors related to the recent economic recession, our acquisition activity decreased starting in 2009. During the year ended December 31, 2012, we completed acquisitions for a total cash purchase price of approximately $206 million. We intend to continue to evaluate strategic acquisition opportunities as they arise.

The future success of our acquisition strategy could be adversely affected by many factors, including the following:

•	the pool of suitable acquisition candidates is dwindling, and we may have a more difficult time negotiating acquisitions on favorable terms;

•	we may face increased competition for acquisition candidates from other outdoor advertising companies, some of which have greater financial resources than we do, which may result in higher prices for those businesses and assets;

•	we may not have access to the capital needed to finance potential acquisitions and may be unable to obtain any required consents from our current lenders to obtain alternate financing;

•	we may be unable to integrate acquired businesses and assets effectively with our existing operations and systems as a result of unforeseen difficulties that could divert significant time, attention and effort from management that could otherwise be directed at developing existing business;

•	we may be unable to retain key personnel of acquired businesses;

•	we may not realize the benefits and cost savings anticipated in our acquisitions; and

•	as the industry consolidates further, larger mergers and acquisitions may face substantial scrutiny under antitrust laws.

These obstacles to our opportunistic acquisition strategy may have an adverse effect on our future financial results.

The Company could suffer losses due to asset impairment charges for goodwill and other intangible assets.

The Company tested goodwill for impairment on December 31, 2012. Based on the Company’s review at December 31, 2012, no impairment charge was required. The Company continues to assess whether factors or indicators become apparent that would require an interim impairment test between our annual impairment test dates. For instance, if our market capitalization is below our equity book value for a period of time without recovery, we believe there is a strong presumption that would indicate a triggering event has occurred and it is more likely than not that the fair value of one or both of our reporting units are below their carrying amount. This would require us to test the reporting units for impairment of goodwill. If this presumption cannot be overcome a reporting unit could be impaired under ASC 350 “Goodwill and Other Intangible Assets” and a non-cash charge would be required. Any such charge could have a material adverse effect on the Company’s net earnings.

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

In January 2013, Scenic America, Inc., a nonprofit membership organization, filed a lawsuit against the United States Department of Transportation (USDOT) and the Federal Highway Administration (FHWA). The complaint alleges that the FHWA exceeded its authority when, in 2007, the agency issued guidance to assist its division offices in evaluating state regulations that authorize the construction and operation of digital billboards that are in conformance with restrictions on “intermittent”, “flashing” or “moving” lights, which restrictions are contained in the individual federal-state agreements that implement the provisions of the HBA. The complaint also alleges that in issuing the digital billboard guidance, the FHWA violated the Administrative Procedures Act by not first engaging in formal rulemaking. The complaint further alleges that the FHWA guidance violated the HBA because it adopted “a new lighting standard” without first amending the provisions of the federal-state agreements. Finally, the complaint alleges that the guidance violates the HBA because digital billboards are themselves “inconsistent with customary use” of outdoor advertising, as that term is used in the HBA. As the principal remedy for these alleged violations, the complaint seeks an injunction vacating the FHWA guidance. If the FHWA guidance is vacated, the agency could then elect to undertake rulemaking or other new administrative action with respect to digital billboards that, if enacted in a way that placed additional restrictions on digital billboards, ultimately could have a material adverse effect on our business, results of operations and financial condition.

In addition, due to their recent development, relatively few large scale studies have been conducted regarding driver safety issues, if any, related to digital billboards. The U.S. Department of Transportation Federal Highway Administration conducted a study on whether the presence of digital billboards along roadways is associated with a reduction of driver safety for the public. We understand that this study is currently under internal review and the date of its public release is currently unknown. If the results of this study include adverse findings, it may result in regulations at the federal or state level that impose greater restrictions on digital billboards. Any new restrictions could materially adversely affect both our existing inventory of digital billboards and our plans to expand our digital deployment.

The Company’s logo sign contracts are subject to state award and renewal.

In 2012, the Company generated approximately 5% of its revenues from state-awarded logo sign contracts. In bidding for these contracts, the Company competes against three other national logo sign providers, as well as numerous smaller, local logo sign providers. A logo sign provider incurs significant start-up costs upon being awarded a new contract. These contracts generally have a term of five to ten years, with additional renewal periods. Some states reserve the right to terminate a contract early, and most contracts require the state to pay compensation to the logo sign provider for early termination. At the end of the contract term, the logo sign provider transfers ownership of the logo sign structures to the state. Depending on the contract, the logo provider may or may not be entitled to compensation for the structures at the end of the contract term.

Of the Company’s 23 logo sign contracts in place at December 31, 2012, three are subject to renewal in 2013. The Company may be unable to renew its expiring contracts. The Company may also lose the bidding on new contracts.

The Company is controlled by significant stockholders who have the power to determine the outcome of all matters submitted to the stockholders for approval and whose interest in the Company may be different than yours.

As of December 31, 2012, members of the Reilly family, including Kevin P. Reilly, Jr., the Company’s Chairman and President, and Sean Reilly, the Company’s Chief Executive Officer, owned in the aggregate approximately 17% of the Company’s outstanding common stock, assuming the conversion of all Class B common stock to Class A common stock. As of that date, their combined holdings represented 66% of the voting power of Lamar Advertising’s outstanding capital stock, which would give the Reilly family the power to:

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

Our management headquarters is located in Baton Rouge, Louisiana. We also own approximately 120 local operating facilities with front office administration and sales office space connected to back-shop poster and bulletin production space. In addition, the Company leases an additional 133 operating facilities at an aggregate lease expense for 2012 of approximately $7.2 million.

We own approximately 6,900 parcels of property beneath our outdoor advertising structures. As of December 31, 2012, we leased approximately 75,900 active outdoor sites, accounting for a total annual lease expense of approximately $195.1 million. This amount represented approximately 19% of billboard advertising net revenues for that period. These leases are for varying terms ranging from month-to-month to a term of over ten years, and many provide the Company with renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord. An important part of our management activity is to manage our lease portfolio and negotiate suitable lease renewals and extensions.

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

The Company’s Class A common stock has been publicly traded since August 2, 1996 and is currently listed on the NASDAQ Global Select Market under the symbol “LAMR.” As of December 31, 2012, the Class A common stock was held by 174 shareholders of record. The Company believes, however, that the actual number of beneficial holders of the Class A common stock may be substantially greater than the stated number of holders of record because a substantial portion of the Class A common stock is held in street name.

The following table sets forth, for the periods indicated, the high and low sale prices for the Class A common stock:

	High	Low
Year ended December 31, 2011
First Quarter	$41.88	$34.67
Second Quarter	37.47	25.80
Third Quarter	28.96	16.49
Fourth Quarter	27.65	16.50
Year ended December 31, 2012
First Quarter	$34.19	$27.08
Second Quarter	32.85	23.37
Third Quarter	37.75	26.21
Fourth Quarter	41.49	36.08

The Company’s Class B common stock is not publicly traded and is held of record by members of the Reilly family and the Reilly Family Limited Partnership (the “RFLP”). Kevin P. Reilly, Jr., our President and Chairman of the Board, is the managing general partner of the RFLP and Sean E. Reilly, our Chief Executive Officer, and Wendell Reilly and Anna Reilly, each of whom is a member of our board of directors are also general partners in the RFLP.

The Company’s Series AA preferred stock is entitled to preferential dividends, in an annual aggregate amount of $364,904, before any dividends may be paid on the common stock. All dividends related to the Company’s preferred stock are paid on a quarterly basis. In addition, the Company’s senior credit facility and other indebtedness have terms restricting the payment of dividends. The Company declared a special cash dividend of $3.25 per share of its common stock in February 2007 to stockholders of record on March 22, 2007, which was paid on March 30, 2007. Any future determination as to the payment of dividends will be subject to the limitations described above, will be at the discretion of the Company’s Board of Directors and will depend on the Company’s results of operations, financial condition, capital requirements and other factors deemed relevant by the Board of Directors, including the potential determination to elect REIT status.

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

	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Statement of Operations Data:
Net revenues	$1,182,901	$1,133,487	$1,092,291	$1,056,065	$1,198,419

Operating expenses:
Direct advertising expenses	418,538	409,052	398,467	397,725	437,660
General and administrative expenses	264,406	248,970	246,513	229,423	257,621
Depreciation and amortization	296,083	299,639	312,703	336,725	331,654
Gain on disposition of assets	(13,817)	(10,548)	(4,900)	(5,424)	(7,363)

Total operating expenses	965,210	947,113	952,783	958,449	1,019,572

Operating income	217,691	186,374	139,508	97,616	178,847

Other expense (income):
Loss (gain) on extinguishment of debt	41,632	677	17,398	(3,320)	—
Gain on disposition of investment	—	—	—	(1,445)	(1,814)
Interest income	(331)	(569)	(367)	(527)	(1,202)
Interest expense	157,093	171,093	186,048	197,047	170,352

Total other expense	198,394	171,201	203,079	191,755	167,336

Income before income taxes	19,297	15,173	(63,571)	(94,139)	11,511
Income tax expense (benefit)	9,476	6,623	(23,469)	(36,101)	9,349

Net income (loss)	9,821	8,550	(40,102)	(58,038)	2,162
Preferred stock dividends	365	365	365	365	365

Net income (loss) applicable to common stock	$9,456	$8,185	$(40,467)	$(58,403)	$1,797

Net income (loss) per share	$0.10	$0.09	$(0.44)	$(0.64)	$0.02

Statement of Cash Flow Data:
Cash flows provided by operating activities	$375,909	$318,821	$322,820	$293,743	$346,520
Cash flows used in investing activities	$303,399	$117,255	$41,480	$29,039	$437,419
Cash flows (used in) provided by financing activities	$(47,417)	$(259,442)	$(302,429)	$(168,349)	$30,002
Balance Sheet Data(1)
Cash and cash equivalents	$58,911	$33,503	$91,679	$112,253	$14,139
Working capital	103,778	95,281	155,829	104,229	78,423
Total assets	3,514,030	3,427,353	3,648,961	3,943,541	4,117,025
Total debt (including current maturities)	2,160,854	2,158,528	2,409,140	2,674,912	2,814,449
Total long-term obligations	2,441,740	2,427,011	2,676,858	2,848,036	3,063,847
Stockholders’ equity	874,833	838,998	818,523	831,798	870,618

(1)	Certain balance sheet reclassifications were made in order to be comparable to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the years ended December 31, 2012, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes.

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

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. While the Company has significantly reduced its acquisition activity over the last three years, it will continue to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the year ended December 31, 2012, the Company completed acquisitions for a total cash purchase price of approximately $206 million, which included the purchase of NextMedia Outdoor, Inc. that closed October 31, 2012.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the past three years:

	2012	2011	2010
	(In thousands)
Billboard — Traditional	$29,061	$34,425	$9,506
Billboard — Digital	42,134	41,250	13,214
Logos	8,704	10,141	8,483
Transit	259	817	876
Land and buildings	12,797	4,501	2,531
PP&E	12,615	15,936	8,842

Total capital expenditures	$105,570	$107,070	$43,452

We expect our capital expenditures to be approximately $100 million in 2013.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.4	36.1	36.5
General and administrative expenses	17.9	17.9	18.2
Corporate expenses	4.5	4.1	4.3
Depreciation and amortization	25.0	26.4	28.6
Operating income	18.4	16.4	12.8
Loss on extinguishment of debt	3.5	—	1.6
Interest expense	13.3	15.1	17.0
Net income (loss)	0.8	0.8	(3.7)

Year ended December 31, 2012 compared to Year ended December 31, 2011

Net revenues increased $49.4 million or 4.4% to $1.18 billion for the year ended December 31, 2012 from $1.13 billion for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $39.1 million or 3.8% over the prior period, an increase in logo sign revenue of $3.7 million, which represents an increase of 6.5% over the prior period, and a $6.6 million increase in transit revenue, which represents an increase of 10.9% over the prior period.

For the year ended December 31, 2012, there was a $35.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2011. The $35.2 million increase in revenue primarily consists of a $28.0 million increase in billboard revenue, a $2.2 million increase in logo revenue and a $5.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.1% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $24.9 million or 3.8% to $682.9 million for the year ended December 31, 2012 from $658.0 million for the same period in 2011. There was an $18.3 million increase in operating expenses related to the operations of our outdoor advertising assets and a $6.6 million increase in corporate expenses.

Depreciation and amortization expense decreased $3.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a reduction in the number of non-performing structures that were dismantled during the period as compared to the year ended December 31, 2012.

The Company recorded a gain on disposition of assets of $13.8 million for the year ended December 31, 2012, which includes a gain of $9.8 million related to two asset swap transactions during the year.

Due to the above factors, operating income increased $31.3 million to $217.7 million for the year ended December 31, 2012 compared to $186.4 million for the same period in 2011.

During the year ended December 31, 2012, the Company recognized a $41.6 million loss on debt extinguishment related to the early extinguishment of Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C (collectively, the “6 5/8% Senior Subordinated Notes”) and the prepayment of $295 million of the Term B Loan under Lamar Media’s senior credit facility. Approximately $23.2 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the retired debt. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $14.0 million from $171.1 million for the year ended December 31, 2011 to $157.1 million for the year ended December 31, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s recent refinancing transactions. See —“Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense offset by the loss on extinguishment of debt discussed above resulted in a $4.1 million increase in net income before income taxes. The Company recorded income tax expense of $9.5 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2012 was 49.1%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC718.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2012 of $9.8 million, as compared to net income of $8.6 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the year ended December 31, 2011 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the year ended December 31, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2011 that corresponds with the actual period we have owned the assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for the year ended December 31, 2012 as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for the year ended December 31, 2012, are provided below:

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2012	2011
	(in thousands)
Reported net revenue	$1,182,901	$1,133,487
Acquisition net revenue	—	14,257

Adjusted totals	$1,182,901	$1,147,744

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

During the period ended December 31, 2011, the Company repurchased an aggregate principal amount of $47,900 of its outstanding 6 5/8% Senior Subordinated Notes. The Company repurchased the 6 5/8% Senior Subordinated Notes at an average price of 98.5% of the original amount of the notes through open-market transactions. As a result of the repurchases, the Company recorded a $0.7 million loss on early extinguishment of debt for the year ended December 31, 2011 of which approximately $1.4 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts. During the comparable period in 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions. Approximately $12.6 million of the 2010 loss is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Senior Subordinated Notes due 2013 (the “7 1/4% Senior Subordinated Notes”) and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Senior Subordinated Notes.

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

Sources of Cash

Total Liquidity at December 31, 2012. As of December 31, 2012 we had approximately $301.2 million of total liquidity, which is comprised of approximately $58.9 million in cash and cash equivalents and approximately $242.3 million of availability under the revolving portion of our senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the years ended December 31, 2012, 2011, and 2010 our cash provided by operating activities was $375.9 million, $318.8 million and $322.8 million, respectively. While our net income was approximately $9.8 million for the year ended December 31, 2012, the Company generated cash from operating activities of $375.9 million during 2012 primarily due to adjustments needed to reconcile net income to cash provided by operating activities, which includes depreciation and amortization of $296.1 million. We generated cash flows from operations during 2012 in excess of our cash needs for operations and capital expenditures as described herein. We used the excess cash generated principally to reduce our outstanding indebtedness and fund our acquisitions. See — “Cash Flows” for more information.

During 2013, the Company intends to use excess cash on hand primarily to reduce outstanding indebtedness.

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

As of December 31, 2012, Lamar Media had approximately $242.3 million of unused capacity under the revolving credit facility included in the senior credit facility and the aggregate balance outstanding under the senior credit facility was $384.7 million.

Note Offerings. On October 30, 2012, Lamar Media completed an institutional private placement of $535 million aggregate principal amount of 5% Senior Subordinated Notes due 2023 (the “5% Senior Subordinated Notes”). The institutional private placement resulted in net proceeds to Lamar Media, after the payment fees and expenses, of approximately $527.1 million. Lamar Media used the proceeds of this offering to (i) repurchase in full its remaining 6 5/8% Senior Subordinated Notes due 2015—Series B and remaining 6 5/8% Senior Subordinated Notes due 2015—Series C, (ii) to fund the acquisition of NextMedia Outdoor, Inc., which closed on October 31, 2012 and (iii) to repay $295 million of the Term B loan outstanding under our senior credit facility.

On February 9, 2012, Lamar Media completed an institutional private placement of $500 million aggregate principal amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Senior Subordinated Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489 million. The Company used the proceeds of this offering, after the payment of fees and expenses together with approximately $99 million of net proceeds from its term loan A-3 facility to repurchase $583.1 million of its outstanding 6 5/8% Senior Subordinated Notes, as described below under the heading “ — Uses of Cash — Tender Offers and Debt Repayment”.

On April 22, 2010, Lamar Media completed an institutional private placement of $400 million aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018 the (“7 7/8% Senior Subordinated Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $392 million. The Company used the proceeds of the offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes, as described below under the heading “— Uses of Cash — Tender Offers and Debt Repayment”.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding approximately $350 million 9 3/4% Senior Notes due 2014 issued in March 2009 (the “9 3/4% Senior Notes), $400 million 7 7/8% Senior Subordinated Notes issued in April 2010, $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 and $535 million 5% Senior Subordinated Notes issued in October 2012.

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as total consolidated debt to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than (a) 6.5 to 1, pursuant to the 9 3/4% Senior Notes indenture, and (b) 7.0 to 1, pursuant to the 7 7/8% Senior Subordinated Notes, 5 7/8% Senior Subordinated Notes and 5% Senior Subordinated Notes indentures. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provisions.

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•	up to $1.4 billion of indebtedness under the senior credit facility allowable under the 9 3/4% Senior Notes indenture (up to $1.5 billion of indebtedness under the senior credit facility allowable under the 7 7/8% Senior Subordinated Notes, 5 7/8% Senior Subordinated Notes and 5% Senior Subordinated Notes indentures);

•	currently outstanding indebtedness or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its subsidiaries or between subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $50 million ($75 million under the 7 7/8% Senior Subordinated Notes, 5 7/8% Senior Subordinated Notes and 5% Senior Subordinated Notes indentures).

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At December 31, 2012, and currently, we were in compliance with all such tests under the senior credit facility. We are subject to the following financial ratios:

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

The definition of “EBITDA” under the senior credit facility is as follows: “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before taxes, interest expense, depreciation, amortization and any other non-cash income or charges accrued for such period, one-time cash restructuring and cash severance changes in the fiscal year ending December 31, 2009 of up to $2,500,000 aggregate amount, charges and expenses in connection with the credit facility transactions and the repurchase or redemption of our 7 1/4% Senior Subordinated Notes and (except to the extent received or paid in cash by us or any of our restricted subsidiaries) income or loss attributable to equity in affiliates for such period) excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions not in the ordinary course. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Accounting Standards No. 141R is excluded.

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending after December 31, 2010, this percentage is subject to a reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. The Company will not be required to make a mandatory prepayment in respect of Consolidated Excess Cash Flow for the fiscal year ended December 31, 2012 since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.0 to 1.0.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2013. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $105.6 million for the year ended December 31, 2012. We anticipate our 2013 total capital expenditures will be approximately $100 million.

Acquisitions. During the year ended December 31, 2012, the Company financed its acquisition activity of approximately $206.1 million with cash on hand and net proceeds from the 5% Senior Subordinated Notes offering. The aggregate acquisition activity includes the acquisition of NextMedia Outdoor, Inc., which was purchased in October 2012 for a cash purchase price of $145 million.

Tender Offers and Debt Repayment. On January 26, 2012, Lamar Media commenced a tender offer to purchase for cash, up to $700 million in aggregate principal amount of its outstanding 6 5/8% Senior Subordinated Notes. On February 9, 2012, Lamar Media accepted tenders for approximately $483.7 million in aggregate principal amount of the 6 5/8% Senior Subordinated Notes, out of approximately $582.9 million tendered, in connection with the early settlement date of the tender offer. On February 27, 2012, Lamar Media accepted tenders for approximately $99.2 million previously tendered and not accepted for payment and an additional $220 thousand tendered following the early settlement date. The holders of the notes tendered on or before midnight on February 8, 2012 received a total consideration of $1,025.83 per $1,000 principal amount of the notes tendered; holders of notes tendered after such date received a total consideration of $1,005.83 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 6 5/8% Senior Subordinated Notes on February 9, 2012, including accrued interest up to but excluding February 9, 2012 was approximately $511.6 million and the total cash payment to purchase the tendered notes on February 27, 2012, including accrued interest up to but excluding February 27, 2012 was approximately $102.3 million, resulting in an aggregate payment in respect of the 6 5/8% Senior Subordinated Notes tender offer of approximately $613.9 million.

On July 30, 2012, Lamar Media provided notice of its intent to redeem in full all $122.76 million of its 6 5/8% Senior Subordinated Notes at a redemption price equal to 101.104% of the principal amount outstanding, plus accrued and unpaid interest to, but not including, the redemption date of August 29, 2012. The redemption price will be due and payable on the redemption date upon surrender of the 6 5/8% Senior Subordinated Notes in accordance with the terms of the indenture governing the notes. Lamar Media used cash on hand and borrowings under its senior credit facility to fund the redemption. Following the redemption, Lamar Media had approximately $137.2 million in aggregate principal amount of its 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C outstanding.

On October 9, 2012, Lamar Media provided notice of its intent to redeem $36.1 million of its 6 5/8% Senior Subordinated Notes due 2015—Series B and $30 million of its 6 5/8% Senior Subordinated Notes due 2015—Series C on November 8, 2012 at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

On October 30, 2012, Lamar Media provided notice of its intent to redeem in full on November 29, 2012, the remaining $71.1 million in aggregate principal amount outstanding of its 6 5/8% Senior Subordinated Notes due 2018—Series C at a redemption price equal to 101.104% of the principal amount of outstanding notes plus accrued and unpaid interest up to but not including the redemption date.

On December 14, 2012, Lamar Media repaid $295 million of its Term B loan outstanding under its senior credit facility. Lamar Media recorded a $3.9 million loss related to this prepayment due to the write off of previously capitalized and unamortized debt issuance costs. As of December 31, 2012, $22.2 million remains outstanding under the Term B loans.

During September and October of 2011, the Company repurchased an aggregate principal amount of $47.9 million of its outstanding 6 5/8% Senior Subordinated Notes at an average price of 98.5% of the original amount of the notes through open-market transactions.

On April 8, 2010, Lamar Media commenced a tender offer to purchase for cash any and all of its outstanding 7 1/4% Senior Subordinated Notes. In conjunction with the tender offer, Lamar Media also solicited consents from the holders of the 7 1/4% Senior Subordinated Notes to amend the 7 1/4% Senior Subordinated Notes to eliminate certain covenants and amend certain provisions of the indenture governing the 7 1/4% Senior Subordinated Notes. On April 22, 2010 Lamar Media accepted tenders for approximately $365.4 million in aggregate principal amount of the 7 1/4% Senior Subordinated Notes in connection with the early settlement date of the tender offer. The holders of accepted notes received a total consideration of $1,012.08 per $1,000 principal amount of the notes tendered. The total cash payment to purchase the tendered 7 1/4% Senior Subordinated Notes, including accrued and unpaid interest up to but excluding April 22, 2010 was approximately $378 million. Tendering holders also delivered the requisite consents authorizing Lamar Media to remove certain covenants in the 7 1/4% Senior Subordinated Notes. These consents authorized entry into a Supplemental Indenture, which reflects the amendments to the 7 1/4% Senior Subordinated Notes discussed above. On May 6, 2010, Lamar Media accepted tenders for an additional $169 thousand in aggregate principal amount of 7 1/4% Senior Subordinated Notes in connection with the final settlement of the tender offer. On June 7, 2010, Lamar Media redeemed the remaining $19.4 million in outstanding 7 1/4% Senior Subordinated Notes.

Debt Service and Contractual Obligations. As of December 31, 2012, we had outstanding debt of approximately $2.16 billion. In the future, Lamar Media has principal reduction obligations and revolver commitment reductions under the senior credit facility. In addition, it has fixed commercial commitments. These commitments are detailed as follows:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Long-Term Debt	$2,160.9	$33.1	$580.6	$112.2	$1,435.0
Interest obligations on long term debt (1)	844.6	149.8	218.6	188.7	287.5
Billboard site and other operating leases	1,169.4	158.4	243.4	181.6	586.0

Total payments due	$4,174.9	$341.3	$1,042.6	$482.5	$2,308.5

(1)	Interest rates on our variable rate instruments are assuming rates at the December 2012 levels.

		Amount of Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
	(In millions)
Revolving Bank Facility (2)(3)	$250.0	$—	$250.0	$—	$—
Standby Letters of Credit (3)	$7.7	$6.3	$1.4	$—	$—

(2)	Lamar Media had $0.0 outstanding under the revolving facility at December 31, 2012.
(3)	The standby letters of credit are issued under Lamar Media’s revolving bank facility and reduce the availability of the facility by the same amount.

REIT Election

We are actively considering an election to real estate investment trust (REIT) status. On November 16, 2012, in conjunction with our review regarding a potential REIT election, we submitted a private letter ruling to the Internal Revenue Service. If we receive a favorable response and decide to proceed with a REIT election, we intend to make the election for the taxable year beginning January 1, 2014, subject to the approval of our board of directors. A favorable IRS ruling, if received, does not guarantee that we would succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. We may not ultimately pursue a conversion to a REIT, and we can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

Cash Flows

The Company’s cash flows provided by operating activities increased by $57.1 million for the year ended December 31, 2012 primarily resulting from an increase in operating income of $31.3 million as described in “Results of Operations” and by a decrease in changes to operating net assets of $17.9 million.

Cash flows used in investing activities increased $186.1 million from $117.3 million in 2011 to $303.4 million in 2012 primarily due to an increase in acquisition activity of $182.6 million as compared to the same period in 2011.

Cash flows used in financing activities was $47.4 million for the year ended December 31, 2012, primarily due to the debt issuance costs related to the Company’s refinancing transactions.

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

Long-Lived Asset Recovery. Long-lived assets, consisting primarily of property, plant and equipment and intangibles comprise a significant portion of the Company’s total assets. Purchases of property, plant and equipment are recorded at purchase cost, while acquired property, plant and equipment is recorded at fair value determined primarily through estimates of replacement costs. Property, plant and equipment of $1.2 billion and intangible assets of $468.3 million are reviewed for impairment whenever events or changes in circumstances have indicated that their carrying amounts may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by that asset before interest expense. These undiscounted cash flow projections are based on management’s assumptions surrounding future operating results and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangible assets may exist and a charge to income would be made in the period such impairment is determined. During the year ended December 31, 2012, there were no indications that an impairment test was necessary.

Intangible Assets. The Company has significant intangible assets recorded on its balance sheet. Intangible assets primarily represent site locations of $439.6 million and customer relationships of $27.3 million associated with the Company’s acquisitions. The fair values of intangible assets recorded are determined using discounted cash flow models that require management to make assumptions related to future operating results, including projecting net revenue growth discounted using current cost of capital rates, of each acquisition and the anticipated future economic environment. If actual results differ from management’s assumptions, an impairment of these intangibles may exist and a charge to income would be made in the period such impairment is determined. Historically no impairment charge has been required with respect to the Company’s intangible assets.

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

We have identified two reporting units (Logo operations and Billboard operations) in accordance with ASC 350. No changes have been made to our reporting units from the prior period. The reporting units and their carrying amounts of goodwill as of December 31, 2012 and 2011 are as follows:

	Carrying Value of Goodwill (in thousands)
	December 31, 2012	December 31, 2011
Billboard operations	1,484,189	1,425,887
Logo operations	961	961

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

Consideration of market capitalization

The Company first considered its market capitalization as of its annual impairment testing date of December 31. The market capitalization of its Class A common stock as of December 31, 2012 was $3.7 billion compared to stockholders’ equity of $874.8 million as of that date, resulting in an excess of approximately $2.8 billion, which is substantially in excess of our book value. The Company considers market capitalization over book value a strong indicator that no impairment of goodwill exists as of the measurement date of December 31, 2012. The following table presents the market capitalization and aggregate book value of the reporting units as of December 31, 2012:

	Equity Book Value	Market Capitalization(1)
	(in thousands)
Aggregate Values as of December 31, 2012	$874,833	$3,683,523

(1)	Market capitalization was calculated using a 10-day average of the closing prices of the Class A common stock beginning 5 trading days prior to the measurement date.

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

Our discount rate assumption is based on our cost of capital, which we determine annually based on our estimated costs of debt and equity relative to our capital structure. As of December 31, 2012 our weighted average cost of capital (WACC) was approximately 9.5%.

In developing our revenue and EBITDA growth rates, we consider our historical performance and current market trends in the markets in which we operate. The five year projected Compound Annual Growth Rate (CAGR) used in our discounted cash flow analysis for billboard revenue and billboard EBITDA was 3.6% and 4.1%, respectively, and our logo operations revenue and EBITDA CAGR was 1.8% and 1.7%, respectively. The projected CAGR for revenue and EBITDA discussed above would have to deteriorate significantly, among other factors, before further testing of goodwill impairment would be necessary for our reporting units.

The fair values calculated as of December 31, 2012, using the discounted cash flow analysis described above for both reporting units were substantially in excess of their book values. Assumptions used in our impairment test, such as forecasted growth rates and our cost of capital, are based on the best available market information and are consistent with our internal forecast and operating plans. The following table presents the aggregate fair value of our reporting units and aggregate book value of the reporting units as of December 31, 2012:

	Equity Book Value	Fair Value (1)
	(in thousands)
Aggregate Values as of December 31, 2012	$874,833	$3,510,055

(1)	Fair Value is calculated using the discounted cash flow analysis described above.

Based upon the Company’s annual review as of December 31, 2012, using both the market capitalization approach and discounted cash flow analysis, there was no indication of a potential impairment and, therefore, the second step of the impairment test was not required and no impairment charge was necessary.

Deferred Taxes. As of December 31, 2012, the Company had deferred tax assets of $260.6 million, a component of which is the Company’s operating loss carry forward, net of existing valuation allowances. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes and projected decreases in future depreciation and amortization, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. For a more detailed description, see Note 11 of the Notes to the Consolidated Financial Statements.

Asset Retirement Obligations. The Company had an asset retirement obligation of $189.7 million as of December 31, 2012. This liability relates to the Company’s obligation upon the termination or non-renewal of a lease to dismantle and remove its billboard structures from the leased land and to reclaim the site to its original condition. The Company records the present value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. The liability is capitalized as part of the related long-lived asset’s carrying amount. Over time, accretion of the liability is recognized as an operating expense and the capitalized cost is depreciated over the expected useful life of the related asset. In calculating the liability, the Company calculates the present value of the estimated cost to dismantle using an average cost to dismantle, adjusted for inflation and market risk.

This calculation includes 100% of the Company’s billboard structures on leased land (which currently consist of approximately 72,000 structures). The Company uses a 15-year retirement period based on historical operating experience in its core markets, including the actual time that billboard structures have been located on leased land in such markets and the actual length of the leases in the core markets, which includes the initial term of the lease, plus consideration of any renewal period. Historical third-party cost information is used to estimate the cost of dismantling of the structures and the reclamation of the site. The interest rate used to calculate the present value of such costs over the retirement period is based on the Company’s historical credit-adjusted risk free rate.

Stock-based Compensation. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-Based Payment Accounting requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of Share-Based Payment Accounting, we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under Share-Based Payment Accounting. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Share-Based Payment Accounting requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of Share-Based Payment Accounting in future periods, the compensation expense that we record under Share-Based Payment Accounting may differ significantly from what we have recorded in the current period. During 2012, we recorded $6.2 million as compensation expense related to stock options and employee stock purchases. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Stock Compensation Plans” of the Notes to Consolidated Financial Statements for further discussion.

Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts based on the payment patterns of its customers. Management analyzes historical results, the economic environment, changes in the credit worthiness of its customers, and other relevant factors in determining the adequacy of the Company’s allowance. Bad debt expense was $5.5 million, $7.6 million and $8.7 million or approximately 0.5%, 0.7% and 0.8% of net revenue for the years ended December 31, 2012, 2011, and 2010, respectively. If the future economic environment declines, the inability of customers to pay may occur and the allowance for doubtful accounts may need to be increased, which will result in additional bad debt expense in future years.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the years ended December 31, 2012, 2011 and 2010. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes.

RESULTS OF OPERATIONS

The following table presents certain items in the Consolidated Statements of Operations as a percentage of net revenues for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Net revenues	100.0%	100.0%	100.0%
Operating expenses:
Direct advertising expenses	35.4	36.1	36.5
General and administrative expenses	17.9	17.9	18.2
Corporate expenses	4.5	4.1	4.3
Depreciation and amortization	25.0	26.4	28.6
Operating income	18.4	16.5	12.8
Loss on extinguishment of debt	3.5	—	1.6
Interest expense	13.3	15.1	17.0
Net income (loss)	0.8	0.8	(3.7)

Year ended December 31, 2012 compared to Year ended December 31, 2011

Net revenues increased $49.4 million or 4.4% to $1.18 billion for the year ended December 31, 2012 from $1.13 billion for the same period in 2011. This increase was attributable primarily to an increase in billboard net revenues of $39.1 million or 3.8% over the prior period, an increase in logo sign revenue of $3.7 million, which represents an increase of 6.5% over the prior period, and a $6.6 million increase in transit revenue, which represents an increase of 10.9% over the prior period.

For the year ended December 31, 2012, there was a $35.2 million increase in net revenues as compared to acquisition-adjusted net revenue for the year ended December 31, 2011. The $35.2 million increase in revenue primarily consists of a $28.0 million increase in billboard revenue, a $2.2 million increase in logo revenue and a $5.0 million increase in transit revenue over the acquisition-adjusted net revenue for the comparable period in 2011. This increase in revenue represents an increase of 3.1% over the comparable period in 2011. See “Reconciliations” below.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $24.9 million or 3.8% to $682.6 million for the year ended December 31, 2012 from $657.7 million for the same period in 2011. There was an $18.3 million increase in operating expenses related to the operations of our outdoor advertising assets and a $6.6 million increase in corporate expenses.

Depreciation and amortization expense decreased $3.6 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily due to a reduction in the number of non-performing structures that were dismantled during the period as compared to the year ended December 31, 2012.

The Company recorded a gain on disposition of assets of $13.8 million for the year ended December 31, 2012, which includes a gain of $9.8 million related to two asset swap transactions during the year.

Due to the above factors, operating income increased $31.3 million to $218.0 million for the year ended December 31, 2012 compared to $186.7 million for the same period in 2011.

During the year ended December 31, 2012, the Company recognized a $41.6 million loss on debt extinguishment related to the early extinguishment of the 6 5/8% Senior Subordinated Notes and the prepayment of $295 million of Lamar Media’s Term B Loan. Approximately $23.2 million of the loss is a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the retired notes. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

Interest expense decreased approximately $14.0 million from $171.1 million for the year ended December 31, 2011 to $157.1 million for the year ended December 31, 2012, due to the reduction in total debt outstanding as well as a decrease in interest rates resulting from the Company’s recent refinancing transactions. See — “Uses of Cash — Tender Offers and Debt Repayment” for more information.

The increase in operating income and decrease in interest expense offset by the loss on extinguishment of debt discussed above resulted in a $4.1 million increase in net income before income taxes. The Company recorded income tax expense of $9.6 million for the year ended December 31, 2012. The effective tax rate for the year ended December 31, 2012 was 48.8%, which is higher than the statutory rate due to permanent differences resulting from non-deductible expenses and amortization, primarily non-deductible compensation expense related to stock based compensation calculated in accordance with ASC718.

As a result of the above factors, the Company recognized net income for the year ended December 31, 2012 of $10.0 million, as compared to net income of $8.6 million for the same period in 2011.

Reconciliations:

Because acquisitions occurring after December 31, 2010 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2011 acquisition-adjusted net revenue, which adjusts our 2011 net revenue for the three and year ended December 31, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the year ended December 31, 2012. We provide this information as a supplement to net revenues to enable investors to compare periods in 2012 and 2011 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the assets during the period in 2011 that corresponds with the actual period we have owned the assets in 2012 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2011 reported net revenue to 2011 acquisition-adjusted net revenue for the year ended December 31, 2012 as well as a comparison of 2011 acquisition-adjusted net revenue to 2012 reported net revenue for the year ended December 31, 2012, are provided below:

Comparison of 2012 Reported Net Revenue to 2011 Acquisition-Adjusted Net Revenue

	Year ended December 31,
	2012	2011
	(in thousands)
Reported net revenue	$1,182,901	$1,133,487
Acquisition net revenue	—	14,257

Adjusted totals	$1,182,901	$1,147,744

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

During the period ended December 31, 2011, Lamar Media repurchased an aggregate principal amount of $47.9 million of its outstanding 6 5/8% Senior Subordinated Notes. The Company repurchased the 6 5/8% Senior Subordinated Notes at an average price of 98.5% of the original amount of the notes through open-market transactions. As a result of the repurchases, the Company recorded a $0.7 million loss on early extinguishment of debt for the year ended December 31, 2011 of which approximately $1.4 million was a non-cash expense related to the previously capitalized unamortized debt issuance fees and discounts. During the comparable period in 2010, the Company recognized a $17.4 million loss on the early extinguishment of debt resulting from its 2010 refinancing transactions. Approximately $12.6 million of the 2010 loss is a non-cash expense attributable to the write off of unamortized debt issuance fees related to the tender offer to repurchase Lamar Media’s 7 1/4% Senior Subordinated Notes and refinancing of its senior credit facility. The remaining $4.8 million represented the net cash loss related to the tender offer and extinguishment of the 7 1/4% Senior Subordinated Notes.

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

As a result of the above factors, Lamar Media recognized net income for the year ended December 31, 2011 of $8.6 million, as compared to a net loss of $40.2 million for the same period in 2010.

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

Lamar Advertising Company and Lamar Media Corp.

Lamar Advertising Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media Corp. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at December 31, 2012, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements.

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

At December 31, 2012 there was approximately $384.7 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 17.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for 2012 with respect to borrowings under the senior credit facility was $25.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during 2012 was 3.3%. Assuming that the weighted average interest rate was 200 basis points higher (that is 5.3% rather than 3.3%), then the Company’s 2012 interest expense would have been approximately $13.7 million higher resulting in an $8.3 million decrease in the Company’s 2012 net income.

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

Lamar Advertising’s management assessed the effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Lamar Advertising’s management has concluded that, as of December 31, 2012, Lamar Advertising’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Advertising’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited Lamar Advertising Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Advertising Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Advertising Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and the financial statement schedule, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lamar Advertising Company:

We have audited the accompanying consolidated balance sheets of Lamar Advertising Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Advertising Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Advertising Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 28, 2013

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share and per share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$58,911	$33,503
Receivables, net of allowance for doubtful accounts of $7,615 and $7,500 in 2012 and 2011	159,829	147,436
Prepaid expenses	41,132	39,514
Deferred income tax assets (note 11)	10,817	9,812
Other current assets	30,546	26,360

Total current assets	301,235	256,625

Property, plant and equipment (note 4)	2,940,449	2,860,592
Less accumulated depreciation and amortization	(1,760,090)	(1,666,975)

Net property, plant and equipment	1,180,359	1,193,617

Goodwill (note 5)	1,485,150	1,426,848
Intangible assets, net (note 5)	468,312	476,880
Deferred financing costs, net of accumulated amortization of $25,867 and $28,187 at 2012 and 2011, respectively	37,787	34,409
Other assets	41,187	38,974

Total assets	$3,514,030	$3,427,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$13,539	$12,663
Current maturities of long-term debt (note 8)	33,134	17,310
Accrued expenses (note 7)	99,461	94,654
Deferred income	51,323	36,717

Total current liabilities	197,457	161,344
Long-term debt (note 8)	2,127,720	2,141,218
Deferred income tax liabilities (note 11)	107,973	92,317
Asset retirement obligation (note 9)	189,659	180,662
Other liabilities	16,388	12,814

Total liabilities	2,639,197	2,588,355

Stockholders’ equity (note 13):
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2012 and 2011	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized, 0 shares issued and outstanding at 2012 and 2011	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 96,082,868 and 95,011,499 shares issued and 78,963,663 and 77,928,847 outstanding at 2012 and 2011, respectively	96	95
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,910,365 and 15,122,865 shares issued and outstanding at 2012 and 2011	15	15
Additional paid-in-capital	2,432,518	2,405,679
Accumulated comprehensive income	5,978	5,326
Accumulated deficit	(674,143)	(683,599)
Cost of shares held in treasury, 17,119,205 and 17,082,652 shares in 2012 and 2011, respectively	(889,631)	(888,518)

Stockholders’ equity	874,833	838,998

Total liabilities and stockholders’ equity	$3,514,030	$3,427,353

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data)

	2012	2011	2010
Statement of Operations
Net revenues	$1,182,901	$1,133,487	$1,092,291

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	418,538	409,052	398,467
General and administrative expenses (exclusive of depreciation and amortization)	211,320	202,437	199,136
Corporate expenses (exclusive of depreciation and amortization)	53,086	46,533	47,377
Depreciation and amortization (Note 10)	296,083	299,639	312,703
Gain on disposition of assets	(13,817)	(10,548)	(4,900)

	965,210	947,113	952,783

Operating income	217,691	186,374	139,508
Other expense (income):
Loss on extinguishment of debt	41,632	677	17,398
Interest income	(331)	(569)	(367)
Interest expense	157,093	171,093	186,048

	198,394	171,201	203,079

Income (loss) before income tax expense	19,297	15,173	(63,571)
Income tax expense (benefit) (note 11)	9,476	6,623	(23,469)

Net income (loss)	9,821	8,550	(40,102)
Preferred stock dividends	365	365	365

Net income (loss) applicable to common stock	$9,456	$8,185	$(40,467)

Earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$0.09	$(0.44)

Diluted earnings (loss) per share	$0.10	$0.09	$(0.44)

Cash dividends declared per share of common stock	$—	$—	$—

Weighted average common shares outstanding	93,379,246	92,851,067	92,261,157
Incremental common shares from dilutive stock options	287,395	322,718	—

Weighted average common shares assuming dilution	93,666,641	93,173,785	92,261,157

Statement of Comprehensive Income (Loss)
Net income (loss)	$9,821	$8,550	$(40,102)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	652	(784)	862

Comprehensive income (loss)	$10,473	$7,766	$(39,240)

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Deficit)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data)

	Series AA PREF Stock	Class A PREF Stock	Class A CMN Stock	Class B CMN Stock	Treasury Stock	Add’l Paid in Capital	Accumulated Comprehensive Income (Deficit)	Accumulated Deficit	Total
Balance, December 31, 2009	$—	—	94	15	(883,408)	2,361,166	5,248	(651,317)	831,798
Non-cash compensation	—	—	—	—	—	17,839	—	—	17,839
Exercise of 368,178 shares of stock options	—	—	—	—	—	6,803	—	—	6,803
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,356	—	—	3,356
Conversion of 50,000 from Class B common stock to Class A common stock	—	—	—	—	—	—	—	—	—
Tax shortfall related to options exercised	—	—	—	—	—	(16)	—	—	(16)
Purchase of 53,597 shares of treasury stock	—	—	—	—	(1,629)	—	—	—	(1,629)
Payment on 2 7/8% convertible notes	—	—	—	—	—	(23)	—	—	(23)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	862	—	862
Net loss	—	—	—	—	—	—	—	(40,102)	(40,102)

Comprehensive loss	—	—	—	—	—	—	—	—	(39,240)
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2010	$—	—	94	15	(885,037)	2,389,125	6,110	(691,784)	818,523
Non-cash compensation	—	—	—	—	—	11,650	—	—	11,650
Exercise of 113,359 shares of stock options	—	—	1	—	—	1,997	—	—	1,998
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,459	—	—	3,459
Tax shortfall related to options exercised	—	—	—	—	—	(552)	—	—	(552)
Purchase of 83,802 shares of treasury stock	—	—	—	—	(3,481)	—	—	—	(3,481)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	(784)	—	(784)
Net income	—	—	—	—	—	—	—	8,550	8,550

Comprehensive income	—	—	—	—	—	—	—	—	7,766
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2011	$—	—	95	15	(888,518)	2,405,679	5,326	(683,599)	838,998
Non-cash compensation	—	—	—	—	—	14,466	—	—	14,466
Exercise of 586,563 shares of stock options	—	—	1	—	—	10,355	—	—	10,356
Issuance of shares of common stock through employee purchase plan	—	—	—	—	—	3,499	—	—	3,499
Tax shortfall related to options exercised	—	—	—	—	—	(1,481)	—	—	(1,481)
Purchase of 36,553 shares of treasury stock	—	—	—	—	(1,113)	—	—	—	(1,113)
Comprehensive income (loss)
Foreign currency translation	—	—	—	—	—	—	652	—	652
Net income	—	—	—	—	—	—		9,821	9,821

Comprehensive income	—	—	—	—	—	—	—	—	10,473
Dividends ($63.80 per preferred share)	—	—	—	—	—	—	—	(365)	(365)

Balance, December 31, 2012	$—	—	96	15	(889,631)	2,432,518	5,978	(674,143)	874,833

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$9,821	$8,550	$(40,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	296,083	299,639	312,703
Non-cash compensation	14,466	11,650	17,839
Amortization included in interest expense	17,741	18,517	16,934
Gain on disposition of assets and investments	(13,817)	(10,548)	(4,900)
Loss on extinguishment of debt	41,632	677	17,398
Deferred income tax expenses (benefit)	7,550	3,702	(24,588)
Provision for doubtful accounts	5,484	7,591	8,736
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(13,783)	(14,622)	(4,539)
Prepaid expenses	1,903	1,201	2,581
Other assets	(2,876)	(1,863)	30,723
Increase (decrease) in:
Trade accounts payable	(127)	(489)	2,460
Accrued expenses	2,259	(630)	(275)
Other liabilities	9,573	(4,554)	(12,150)

Cash flows provided by operating activities	375,909	318,821	322,820

Cash flows from investing activities:
Capital expenditures	(105,570)	(107,070)	(43,452)
Acquisitions	(206,068)	(23,497)	(6,703)
Decrease in notes receivable	122	166	240
Proceeds from disposition of assets and investments	8,117	13,146	8,435

Cash flows used in investing activities	(303,399)	(117,255)	(41,480)

Cash flows from financing activities:
Net proceeds from issuance of common stock	13,855	5,457	10,160
Cash used for purchase of treasury shares	(1,113)	(3,481)	(1,629)
Proceeds received under revolving credit facility	15,000	—	—
Payments on revolving credit facility	(15,000)	—	—
Net payments under credit agreement	(311,275)	(213,866)	(290,309)
Net proceeds from senior credit facility	100,000	—	5,360
Payments on convertible notes	—	—	(3,402)
Debt issuance costs	(22,500)	—	(32,597)
Net proceeds from note offering	1,035,000	—	400,000
Net payment on senior subordinated notes	(861,019)	(47,187)	(389,647)
Dividends	(365)	(365)	(365)

Cash flows used in financing activities	(47,417)	(259,442)	(302,429)

Effect of exchange rate changes in cash and cash equivalents	315	(300)	515

Net increase (decrease) in cash and cash equivalents	25,408	(58,176)	(20,574)
Cash and cash equivalents at beginning of period	33,503	91,679	112,253

Cash and cash equivalents at end of period	$58,911	$33,503	$91,679

Supplemental disclosures of cash flow information:
Cash paid for interest	$143,589	$153,800	$176,427

Cash paid for state and federal income taxes	$2,392	$2,651	$3,496

See accompanying notes to consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Advertising Company (the Company) is engaged in the outdoor advertising business, operating approximately 144,000 billboard advertising displays in 44 states, Canada and Puerto Rico. The Company’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

In addition, the Company operates a logo sign business in 22 states throughout the United States and the province of Ontario, Canada and a transit advertising business in over 60 markets. Logo signs are erected pursuant to state-awarded service contracts on public rights-of-way near highway exits and deliver brand name information on available gas, food, lodging and camping services. Included in the Company’s logo sign business are tourism signing contracts. The Company provides transit advertising on bus shelters, benches and buses in the markets it serves.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The Company is required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. The Company is required to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company would be required to perform the second step of the impairment test, as this is an indication that the reporting unit goodwill may be impaired. The fair value of each reporting unit exceeded its carrying amount at its annual impairment test date on December 31, 2012 and 2011, therefore, the Company was not required to recognize an impairment loss.

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

	2012	2011	2010
Net revenues	$6,798	$7,153	$6,608
Direct advertising expenses	$2,900	$2,766	$2,768
General and administrative expenses	$3,699	$3,524	$3,242

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(i) Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options and convertible debt, while diluted earnings per share includes the dilutive effect of stock options and convertible debt. For the years ended December 31, 2012 and December 31, 2011, there were no dilutive shares excluded from the calculation. For the year ended December 31, 2010, there were $465,820 shares excluded from the calculation due to their anti-dilutive effect.

(j) Stock Based Compensation

Compensation expense for share-based awards is recognized based on the grant date fair value of those awards. Stock-based compensation expense includes an estimate for pre-vesting forfeitures and is recognized over the requisite service periods of the awards on a straight-line basis, which is generally commensurate with the vesting term. Non-cash compensation expense recognized during the years ended December 31, 2012, 2011, and 2010 were $14,466, $11,650 and $17,839. The $14,466 expensed during the year ended December 31, 2012 consists of (i) $6,249 related to stock options, (ii) $7,970 related to stock grants, made under the Company’s performance-based stock incentive program in 2012 (iii) $247 related to stock awards to directors. See Note 14 for information on the assumptions we used to calculate the fair value of stock-based compensation.

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

(o) Comprehensive Income

Total comprehensive income is presented in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the components of accumulated other comprehensive income (deficit) are presented in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Deficit). Comprehensive Income (Loss) is composed of foreign currency translation effects.

(p) Subsequent Events

The Company has performed an evaluation of subsequent events through the date on which the financial statements are issued.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(2) Acquisitions

Year Ended December 31, 2012

During the twelve months ended December 31, 2012, the Company completed several acquisitions of outdoor advertising assets for a total purchase price of approximately $230,009, of which $206,068 was in cash and $23,941 in non-cash consideration consisting principally of exchanges of outdoor advertising assets. As a result of the acquisitions, a gain of $9,805 was recorded for transactions which involved the exchange of outdoor advertising assets during the year ended December 31, 2012.

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

Total
Property, plant and equipment	$74,326
Goodwill	60,968
Site locations	78,288
Non-competition agreements	80
Customer lists and contracts	18,148
Other asset	7,763
Current liabilities	(3,424)
Long-term liabilities	(6,140)

$230,009

Total acquired intangible assets for the year ended December 31, 2012 were $157,484, of which $60,968 was assigned to goodwill. Although goodwill is not amortized for financial statement purposes, $23,937 is expected to be fully deductible for tax purposes. The remaining $96,516 of acquired intangible assets have a weighted average useful life of approximately 14 years. The intangible assets include customer lists and contracts of $18,148 (7 year weighted average useful life) and site locations of $78,288 (15 year weighted average useful life). The aggregate amortization expense related to the 2012 acquisitions for the year ended December 31, 2012 was approximately $679.

The following unaudited pro forma financial information for the Company gives effect to the 2012 and 2011 acquisitions as if they had occurred on January 1, 2011. These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on such date or to project the Company’s results of operations for any future period.

	2012	2011
Net revenues	$1,212,705	$1,177,293
Net income applicable to common stock	$10,118	$8,320
Net loss per common share — basic	$0.11	$0.09
Net loss per common share — diluted	$0.11	$0.09

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

(3) Non-cash Financing and Investing Activities

For the period ended December 31, 2012, the Company had $23,941 non-cash investing activities related to acquisitions of outdoor advertising assets. For the year ended December 31, 2011, the Company had non-cash investing activities of $4,000 and $1,900 related to deposits paid in prior periods for the purchase of an aircraft in January 2011 that had a total purchase price of $11,539 and settlement of a notes receivable by a transfer of land, respectively. For the year ended December 31, 2010, there were no significant non-cash financing or investing activities.

(4) Property, Plant and Equipment

Major categories of property, plant and equipment at December 31, 2012 and 2011 are as follows:

	Estimated Life (Years)	2012	2011
Land	—	$317,223	$307,968
Building and improvements	10 — 39	115,646	108,820
Advertising structures	5 — 15	2,378,940	2,309,775
Automotive and other equipment	3 — 7	128,640	134,029

		$2,940,449	$2,860,592

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(5) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2012 and December 31, 2011:

	Estimated	2012		2011
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 — 10	$482,883	$455,549	$468,371	$451,524
Non-competition agreements	3 — 15	63,519	62,566	63,592	61,849
Site locations	15	1,449,181	1,009,631	1,383,076	925,291
Other	5 — 15	13,608	13,133	13,608	13,103

		$2,009,191	$1,540,879	$1,928,647	$1,451,767
Unamortizable Intangible Assets:
Goodwill		$1,738,686	$253,536	$1,680,483	$253,635

The changes in the gross carrying amount of goodwill for the year ended December 31, 2012 are as follows:

Balance as of December 31, 2011	$1,680,483
Goodwill acquired during the year	60,968
Purchase price adjustments and other	(2,765)
Impairment losses	—

Balance as of December 31, 2012	$1,738,686

Amortization expense for the year ended December 31, 2012 was $102,941. The following is a summary of the estimated amortization expense for future years:

Year ended December 31, 2013	$104,116
Year ended December 31, 2014	90,197
Year ended December 31, 2015	54,146
Year ended December 31, 2016	43,960
Year ended December 31, 2017	38,729
Thereafter	137,164

Total	$468,312

(6) Leases

The Company is party to various operating leases for production facilities, vehicles and sites upon which advertising structures are built. The leases expire at various dates, and have varying options to renew and to cancel and may contain escalation provisions. The following is a summary of minimum annual rental payments required under those operating leases that have original or remaining lease terms in excess of one year as of December 31, 2012:

2013	$158,433
2014	$131,576
2015	$111,815
2016	$97,566
2017	$83,997
Thereafter	$585,986

Rental expense related to the Company’s operating leases was $209,110, $205,378, $203,044 for the years ended December 31, 2012, 2011 and 2010, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(7) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2012 and 2011:

	2012	2011
Payroll	$12,854	$10,519
Interest	31,888	36,125
Insurance benefits	12,537	12,338
Accrued lease expense	32,100	26,975
Other	10,082	8,697

	$99,461	$94,654

(8) Long-term Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

	2012	2011
Senior Credit Agreement	$384,664	$595,477
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	—	381,290
6 5/8% Senior Subordinated Notes — Series B	—	191,544
6 5/8% Senior Subordinated Notes — Series C	—	256,040
5 7/8% Senior Subordinated Notes	500,000	—
5% Senior Subordinated Notes	535,000	—
9 3/4% Senior Notes	339,121	331,553
Other notes with various rates and terms	2,069	2,624

	2,160,854	2,158,528
Less current maturities	(33,134)	(17,310)

Long-term debt excluding current maturities	$2,127,720	$2,141,218

Long-term debt matures as follows:

2013	$33,134
2014	$394,853
2015	$185,698
2016	$27,142
2017	$85,000
Later years	$1,435,027

Cash payments of future long-term debt maturities will be in excess of the schedule above due to discounts associated with the debt. As of December 31, 2012, the discount balance included above was $10,879.

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

During the years ended December 31, 2012 and 2011, the Company repurchased an aggregate principal amount of $843,100 and $47,900 of its outstanding 6 5/8% Senior Subordinated Notes, respectively. A loss of $37,728 and $677 was recorded as a result of the transactions at December 31, 2012 and December 31, 2011. Of the loss recognized as of December 31, 2012 $19,285 was non-cash. As of December 31, 2012, there were no remaining 6 5/8% Senior Subordinated Notes outstanding.

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

7 7/8% Senior Subordinated Notes

On April 22, 2010, Lamar Media completed an institutional private placement of $400,000 aggregate principal amount of 7 7/8% Senior Subordinated Notes due 2018. The institutional private placement resulted in net proceeds to Lamar Media of approximately $392,000.

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Senior Subordinated Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Senior Subordinated Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Senior Subordinated Notes, in whole or part, in cash at redemption prices specified in the Indenture.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The Company used the proceeds of this offering, after the payment of fees and expenses, to repurchase all of its outstanding 7 1/4% Senior Subordinated Notes.

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

The Company used the proceeds of this offering, after payment and fees, to repurchase its tendered and accepted 6 5/8% Senior Subordinated Notes.

5% Senior Subordinated Notes

On October 30, 2012, Lamar Media completed an institutional private placement of $535,000 aggregate principal amount of 5% Senior Subordinated Notes due 2023. The institutional private placement resulted in net proceeds to Lamar Media of approximately $527,100.

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 105% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before November 1, 2015, provided that following the redemption, at least 65% of the Notes that were originally issued remain outstanding. At any time prior to May 1, 2018, Lamar Media may redeem some or all of the Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the Notes, in whole or in part, in cash at redemption prices specified in the Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

The Company used the net proceeds from the 5% Senior Subordinated Note offering to purchase all of the outstanding common stock of NextMedia Outdoor, Inc. for $145,000, redeem in full all of our 6 5/8% Senior Subordinated Notes outstanding and to repay $295,000 of the Term B loan outstanding under our senior credit facility.

2010 Senior Credit Facility

On February 9, 2012, Lamar Media entered into a restatement agreement with respect to its existing senior credit facility in order to fund a new $100,000 Term loan A facility and to make certain covenant changes to the senior credit facility, which was entered into on April 28, 2010, as amended on June 11, 2010, November 18, 2010 and February 9, 2012, for which JPMorgan Chase Bank, N.A. serves as administrative agent. The senior credit facility consists of a $250,000 revolving credit facility, a $270,000 term loan A-1 facility, a $30,000 term loan A-2 facility, a $100,000 term loan A-3 facility, a $575,000 term loan B facility and a $300,000 incremental facility, which may be increased by up to an additional $200,000 based upon our satisfaction of a senior debt ratio test (as described below), of less than or equal to 3.25 to 1. Lamar Media is the borrower under the senior credit facility, except with respect to the $30,000 term loan A-2 facility for which Lamar Media’s wholly owned subsidiary, Lamar Advertising of Puerto Rico, Inc. is the borrower. We may also from time to time designate additional wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility that can borrow up to $110,000 of the incremental facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

On December 14, 2012, Lamar Media repaid $295,000 of its Term B loan outstanding under its senior credit facility. Lamar Media recorded a non-cash loss of $3,904 related to this prepayment due to the write off of previously capitalized and unamortized debt issuance costs. As of December 31, 2012, $22,164 remains outstanding under the Term B loans.

The remaining quarterly amortizations of the Term facilities as of December 31, 2012 is as follows:

	Term A-1	Term A-2	Term A-3	Term B
March 31, 2013 — September 30, 2013	$6,750	$750	$625	$—
December 31, 2013 — March 31, 2014	$6,750	$750	$625	$57.4
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$57.4
March 31, 2015	$13,500	$1,500	$1,250	$57.4
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$57.4
December 31, 2015	$74,250	$8,250	$1,250	$57.4
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$57.4
December 31, 2016	$—	$—	$1,250	$21,474.7
March 31, 2017— June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending on or after December 31, 2011, this percentage is subject to a reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. The Company will not be required to make a mandatory prepayment in respect of Consolidated Excess Cash Flow for the fiscal year ended December 31, 2012 since there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.0 to 1.0.

As of December 31, 2012, there was $0 revolving credit loans outstanding under the revolving facility. The revolving facility terminates April 28, 2015. Availability of the revolving facility is reduced by the amount of letters of credit outstanding. The Company had $7,689 letters of credit outstanding as of December 31, 2012 and $242,311 availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at the Company’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on the Company’s ratio of debt to trailing twelve month EBITDA, as defined in the agreement.

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

•	fixed charges coverage ratio;

•	senior debt ratio; and

•	total holdings debt ratio.

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

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(9) Asset Retirement Obligation

The Company’s asset retirement obligation includes the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2010	$173,673
Additions to asset retirement obligations	708
Accretion expense	10,573
Liabilities settled	(4,292)

Balance at December 31, 2011	180,662
Additions to asset retirement obligations	5,434
Accretion expense	10,871
Liabilities settled	(7,308)

Balance at December 31, 2012	$189,659

(10) Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Year Ended December 31,
	2012	2011	2010
Direct expenses	$277,662	$283,720	$297,517
General and administrative expenses	4,137	4,224	5,033
Corporate expenses	14,284	11,695	10,153

	$296,083	$299,639	$312,703

(11) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$—	$7,977	$7,977
State and local	823	826	1,649
Foreign	1,103	(1,253)	(150)

	$1,926	$7,550	$9,476

Year ended December 31, 2011:
U.S. federal	$—	$2,963	$2,963
State and local	1,075	1,125	2,200
Foreign	1,847	(387)	1,460

	$2,922	$3,701	$6,623

Year ended December 31, 2010:
U.S. federal	$(1,290)	$(14,174)	$(15,464)
State and local	477	(3,767)	(3,290)
Foreign	1,932	(6,647)	(4,715)

	$1,119	$(24,588)	$(23,469)

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2012 and December 31, 2011, the Company had income taxes (payable) receivable of $(252) and $381, included in accrued expenses and other current assets, respectively.

The U.S. and foreign components of earnings (loss) before income taxes are as follows:

	2012	2011	2010
U.S.	$20,444	$16,641	$(59,353)
Foreign	(1,147)	(1,468)	(4,218)

Total	$19,297	$15,173	$(63,571)

A reconciliation of significant differences between the reported amount of income tax expense (benefit) and the expected amount of income tax expense (benefit) that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2012	2011	2010
Income tax expense (benefit) at U.S. federal statutory rate	$6,754	$5,310	$(22,250)
State and local income taxes, net of federal income tax benefit	1,667	958	(4,945)
Book expenses not deductible for tax purposes	1,058	746	662
Stock-based compensation	270	464	518
Amortization of non-deductible goodwill	—	1	3
Undistributed earnings of Canadian subsidiaries (a)	—	(4,023)	1,083
Valuation allowance	(331)	382	1,487
Rate change (b)	49	1,743	—
Other differences, net	9	1,042	(27)

Income tax expense (benefit)	$9,476	$6,623	$(23,469)

(a)	For the period ended December 31, 2011, management asserted that the undistributed earnings of our Canadian subsidiaries were permanently reinvested and a deferred tax benefit of $4,023 was recognized from the release of the December 31, 2010 deferred tax liability. In periods prior to December 31, 2011, the undistributed earnings of our Canadian subsidiaries were not designated as permanently reinvested.
(b)	In 2012, Ontario Bill 114 was signed into law. The enacted legislation freezes the general corporate income tax rate at 11.5%, cancelling the previously enacted rate reductions for 2012 and 2013 to 11% and 10%, respectively. As a result, a non-cash charge of $49 to income tax expense was recorded for the increase of the Canadian net deferred tax liability.

In 2011, the “Internal Revenue Code for a New Puerto Rico” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was lowered from 39% to 30%. As a result, a non-cash charge of $1,743 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax asset.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$2,964	$2,954
Accrued liabilities not deducted for tax purposes	35,580	33,583
Asset retirement obligation	65,994	61,565
Net operating loss carry forwards	155,154	148,913
Tax credit carry forwards	3,765	3,724
Charitable contributions carry forward	592	469

Gross deferred tax assets	264,049	251,208
Less: valuation allowance	(3,424)	(3,755)

Net deferred tax assets	260,625	247,453

Deferred tax liabilities:
Property, plant and equipment	(48,271)	(36,967)
Intangibles	(308,266)	(291,926)
Investment in partnerships	(1,244)	(1,065)

Gross deferred tax liabilities	(357,781)	(329,958)

Net deferred tax liabilities	$(97,156)	$(82,505)

Classification in the consolidated balance sheets:
Current deferred tax assets	$10,817	$9,812
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(107,973)	(92,317)

Net deferred tax liabilities	$(97,156)	$(82,505)

During 2012, we generated $7,065 of U.S. net operating losses, primarily attributable to the accelerated tax depreciation provisions available under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that was signed into law by the President on December 17, 2010. As of December 31, 2012, we had approximately $356,149 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $22,403 is subject to an IRC §382 limitation, but will be available to be fully utilized by no later than 2017. These carry forwards expire between 2020 through 2032. In addition, we have $3,512 of various credits available to offset future U.S. federal income tax.

As of December 31, 2012, we have approximately $466,749 of state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $253 of various credits available to offset future state income tax. Management has determined that a valuation allowance related to state net operating loss carry forwards in certain jurisdictions is necessary. The valuation allowance for these deferred tax assets as of December 31, 2012 and December 31, 2011 was $3,410 and $3,742, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2012, 2011, and 2010 was a (decrease) increase of $(332), $410 and $1,653, respectively.

During 2012, we generated $3,263 of Puerto Rico net operating losses. As of December 31, 2012, we had approximately $25,258 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets,

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

the Company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings and projected decreases in future depreciation and amortization, the Company will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and are of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have not recognized a deferred tax liability of approximately $6,741 for the undistributed earnings of our Canadian operations that arose in 2012 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2012, the undistributed earnings of these subsidiaries were approximately $19,261.

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2010	$322
Additions for tax positions related to current year	7
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(194)
Settlements	—

Balance as of December 31, 2011	$135
Additions for tax positions related to current year	3
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(63)
Settlements	—

Balance as of December 31, 2012	$75

Included in the balance of unrecognized benefits at December 31, 2012 is $75 of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2012 and December 31, 2011, we recognized interest and penalties of $3 and $7, respectively, as components of income tax expense in connection with our liabilities related to uncertain tax positions. Interest and penalties included in the balance at December 31, 2012 and December 31, 2011, was $14 and $27, respectively.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years before 2010 since the IRS has completed review of our income tax returns through 2009, or for any U.S. state income tax audit prior to 2002. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2008 and 2007, respectively.

Within the next twelve months, it is reasonably possible, that we could decrease our unrecognized tax benefits up to $40 as a result of the expiration of statute of limitations.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(12) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Advertising Company or its subsidiaries through common ownership and directorate control.

Prior to 1996, the Company entered into various related party transactions for the purchase and sale of advertising structures whereby any resulting gains were deferred at that date. As of December 31, 2012 and 2011, the deferred gains related to these transactions were $85 and $941, respectively, and are included in deferred income on the balance sheets. No gains related to these transactions have been realized in the Statement of Operations for the years ended December 31, 2012, 2011 and 2010.

In addition, the Company had receivables from employees of $57 and $230 at December 31, 2012 and 2011, respectively. These receivables are primarily relocation loans for employees. The Company does not have any receivables from its current executive officers.

Effective July 1, 1996, the Lamar Texas Limited Partnership, one of the Company’s subsidiaries, and Reilly Consulting Company, L.L.C., which was controlled by Kevin P. Reilly, Sr., entered into a consulting agreement, which was amended January 1, 2004. This consulting agreement as amended has a term through December 31, 2008 with automatic renewals for successive one year periods after that date unless either party provides written termination to the other. The amended agreement provides for an annual consulting fee of $190 for the five year period commencing on January 1, 2004 and an annual consulting fee of $150 for any subsequent one year renewal term. The agreement was renewed for an additional one year term effective as of December 31, 2011, at the previously agreed fee of $150 per year and terminated on September 30, 2012. The total consulting fees paid for the year ended December 31, 2012 was $112. The agreement has a non-disclosure provision and a non-competition restriction that will remain in effect until September 30, 2014.

In June 2011, the Company entered into a service contract with Joule Energy LA, LLC (“Joule”), of which Ross L. Reilly is a member and owns 26.66% interest. Joule provides services related to the Company’s installation of solar arrays in the State of Louisiana, which services are expected to be completed in 2012 and 2013. In addition, from time to time beginning in 2012, Joule provides lighting installation services for certain of Lamar Advertising’s billboards in the state of Louisiana. As of December 31, 2012, the aggregate amount paid to Joule under the service contract was approximately $1,328. Ross L. Reilly is the son of Kevin P. Reilly, Jr., our Chairman of the Board of Directors and President.

(13) Stockholders’ Equity

On July 16, 1999, the Board of Directors designated 5,720 shares of the 1,000,000 shares of previously undesignated preferred stock, par value $.001, as Series AA preferred stock. The Class A preferred stock, par value $638, was exchanged for the new Series AA preferred stock and no shares of Class A preferred stock are currently outstanding. The new Series AA preferred stock and the class A preferred stock rank senior to the Class A common stock and Class B common stock with respect to dividends and upon liquidation. Holders of Series AA preferred stock and Class A preferred stock are entitled to receive, on a pari passu basis, dividends at the rate of $15.95 per share per quarter when, as and if declared by the Board of Directors. The Series AA preferred stock and the Class A preferred stock are also entitled to receive, on a pari passu basis, $638 plus a further amount equal to any dividend accrued and unpaid to the date of distribution before any payments are made or assets distributed to the Class A common stock or Class B stock upon voluntary or involuntary liquidation, dissolution or winding up of the Company. The liquidation value of the outstanding Series AA preferred stock at December 31, 2012 was $3,649. The Series AA preferred stock and the Class A preferred stock are identical, except that the Series AA preferred stock is entitled to one vote per share and the Class A preferred stock is not entitled to vote.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

Grant Year	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2012	0%	52%	2%	5
2011	0%	52%	2%	5
2010	0%	54%	2%	5

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Information regarding the 1996 Plan for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life
Outstanding, beginning of year	2,702,629	$21.27
Granted	68,000	33.04
Exercised	(586,563)	17.66
Canceled	(59,180)	31.57

Outstanding, end of year	2,124,886	$22.36	6.15

Exercisable at end of year	1,506,925	$23.30	5.89

At December 31, 2012 there was $2,969 of unrecognized compensation cost related to stock options granted which is expected to be recognized over a weighted-average period of 1.17 years.

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

Shares available for future stock option and restricted share grants to employees and directors under existing plans were 2,240,929 at December 31, 2012. The aggregate intrinsic value of options outstanding as of December 31, 2012 was $35,380, and the aggregate intrinsic value of options exercisable was $23,827. Total intrinsic value of options exercised was $10,430 for the year ended December 31, 2012.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

The following is a summary of 2009 ESPP share activity for the year ended December 31, 2012:

Shares
Available for future purchases, January 1, 2012	253,294
Additional shares reserved under 2009 ESPP	250,000
Purchases	(144,344)

Available for future purchases, December 31, 2012	358,950

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers and employees under our 1996 Plan based on certain Company performance measures for fiscal 2012. The number of shares to be issued; if any, will be dependent on the level of achievement of these performance measures as determined by the Company’s Compensation Committee based on our 2012 results and were issued in the first quarter of 2013. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. Based on the Company’s performance measures achieved through December 31, 2012, the Company has accrued $7,970 as compensation expense related to these agreements.

(15) Benefit Plans

The Company sponsors a partially self-insured group health insurance program. The Company is obligated to pay all claims under the program, which are in excess of premiums, up to program limits. The Company is also self-insured with respect to its income disability benefits and against casualty losses on advertising structures. Amounts for expected losses, including a provision for losses incurred but not reported, is included in accrued expenses in the accompanying consolidated financial statements. As of December 31, 2012, the Company maintained $6,767 in letters of credit with a bank to meet requirements of the Company’s worker’s compensation and general liability insurance carrier.

Savings and Profit Sharing Plan

The Company sponsors The Lamar Corporation Savings and Profit Sharing Plan covering eligible employees who have completed one year of service and are at least 21 years of age. The Company has the option to match 50% of employees’ contributions up to 5% of eligible compensation. Employees can contribute up to 100% of compensation. Full vesting on the Company’s matched contributions occurs after three years for contributions made after January 1, 2002. Annually, at the Company’s discretion, an additional profit sharing contribution may be made on behalf of each eligible employee. The Company matched contributions of $3,184, $2,870 and $1,263 for the years ended December 31, 2012, 2011 and 2010, respectively.

Deferred Compensation Plan

The Company sponsors a Deferred Compensation Plan for the benefit of certain of its board-elected officers who meet specific age and years of service and other criteria. Officers that have attained the age of 30 and have a minimum of 10 years of service to the Company and satisfying additional eligibility guidelines are eligible for annual contributions to the Plan generally ranging from $3 to $8, depending on the employee’s length of service. The Company’s contributions to the Plan are maintained in a rabbi trust and, accordingly, the assets and liabilities of the Plan are reflected in the balance sheet of the Company in other assets and other liabilities. Upon termination, death or disability, participating employees are eligible to receive an amount equal to the fair market value of the assets in the employee’s deferred compensation account. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $1,260, $1,223 and $1,164, respectively.

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of December 31, 2012 and December 31, 2011, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,706,875 and $1,641,856, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under the senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of December 31, 2012, the total holdings debt ratio was less than 5.75 to 1 and Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

(18) Fair Value of Financial Instruments

At December 31, 2012 and 2011, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable, borrowings and derivative contracts. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,303,043, which exceeded both the gross and carrying amounts of $2,171,733 and $2,160,854, respectively, as of December 31, 2012.

(19) Quarterly Financial Data (Unaudited)

	Year 2012 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$266,238	$304,872	$306,286	$305,505
Net revenues less direct advertising expenses	$162,815	$199,801	$202,441	$199,306
Net (loss) income applicable to common stock	$(22,907)	$13,831	$11,405	$7,127
Net (loss) income per common share basic	$(0.25)	$0.15	$0.12	$0.08
Net (loss) income per common share — diluted	$(0.25)	$0.15	$0.12	$0.08

	Year 2011 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$255,202	$293,345	$296,701	$288,239
Net revenues less direct advertising expenses	$155,651	$190,287	$193,501	$184,996
Net (loss) income applicable to common stock	$(13,331)	$11,335	$3,901	$6,280
Net (loss) income per common share basic	$(0.14)	$0.12	$0.04	$0.07
Net (loss) income per common share — diluted	$(0.14)	$0.12	$0.04	$0.07

(20) Subsequent Events

On January 24, 2013 the Company granted 1,744,000 options to its directors and employees. The options granted will vest over a five year term.

SCHEDULE 2

Lamar Advertising Company

And Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2012
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,500	5,484	5,369	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,705,402	102,941	13,928	$1,794,415
Year ended December 31, 2011
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,100	7,591	8,191	$7,500
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,602,723	102,679	—	$1,705,402
Year ended December 31, 2010
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,550	8,736	10,186	$8,100
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,497,763	104,960	—	$1,602,723

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Management’s Report on Internal Control Over Financial Reporting

The management of Lamar Media Corp. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Lamar Media’s management assessed the effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control Integrated Framework. Based on this assessment, Lamar Media’s management has concluded that, as of December 31, 2012, Lamar Media’s internal control over financial reporting is effective based on those criteria. The effectiveness of Lamar Media’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 to this Annual Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited Lamar Media Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lamar Media Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lamar Media Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012, and the financial statement schedule, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Lamar Media Corp.:

We have audited the accompanying consolidated balance sheets of Lamar Media Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity and comprehensive income (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lamar Media Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lamar Media Corp.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

Baton Rouge, Louisiana

February 28, 2013

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except share and per share data)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$58,411	$33,377
Receivables, net of allowance for doubtful accounts of $7,615 and $7,500 in 2012 and 2011	159,829	147,436
Prepaid expenses	41,132	39,514
Deferred income tax assets (note 6)	10,817	9,812
Other current assets	30,546	26,578

Total current assets	300,735	256,717

Property, plant and equipment	2,940,449	2,860,592
Less accumulated depreciation and amortization	(1,760,090)	(1,666,975)

Net property, plant and equipment	1,180,359	1,193,617

Goodwill (note 3)	1,474,998	1,416,696
Intangible assets, net (note 3)	467,837	476,376
Deferred financing costs, net of accumulated amortization of $16,579 and $18,899 as of 2012 and 2011 respectively	35,834	32,455
Other assets	35,901	33,689

Total assets	$3,495,664	$3,409,550

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$13,539	$12,663
Current maturities of long-term debt (note 5)	33,134	17,310
Accrued expenses (note 4)	96,860	93,315
Deferred income	51,323	36,717

Total current liabilities	194,856	160,005
Long-term debt (note 5)	2,127,720	2,141,218
Deferred income tax liabilities (note 6)	141,228	125,462
Asset retirement obligation	189,659	180,662
Other liabilities	16,388	12,814

Total liabilities	2,669,851	2,620,161

Stockholder’s equity:
Common stock, $.01 par value, authorized 3,000 shares; 100 shares issued and outstanding at 2012 and 2011	—	—
Additional paid-in-capital	2,606,157	2,579,318
Accumulated comprehensive income	5,978	5,326
Accumulated deficit	(1,786,322)	(1,795,255)

Stockholder’s equity	825,813	789,389

Total liabilities and stockholder’s equity	$3,495,664	$3,409,550

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Statement of Operations
Net revenues	$1,182,901	$1,133,487	$1,092,291

Operating expenses (income):
Direct advertising expenses (exclusive of depreciation and amortization)	418,538	409,052	398,467
General and administrative expenses (exclusive of depreciation and amortization)	211,320	202,437	199,136
Corporate expenses (exclusive of depreciation and amortization)	52,750	46,175	47,377
Depreciation and amortization	296,083	299,639	312,703
Gain on disposition of assets	(13,817)	(10,548)	(4,900)

	964,874	946,755	952,783

Operating income	218,027	186,732	139,508
Other expense (income):
Loss on extinguishment of debt	41,632	677	17,402
Interest income	(331)	(569)	(358)
Interest expense	157,093	171,093	185,875

	198,394	171,201	202,919

Income (loss) before income tax expense	19,633	15,531	(63,411)
Income tax expense (benefit) (note 6)	9,587	6,919	(23,213)

Net income (loss)	$10,046	$8,612	$(40,198)

Statement of Comprehensive Income (Loss)
Net income (loss)	$10,046	$8,612	$(40,198)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	652	(784)	862

Comprehensive income (loss)	$10,698	$7,828	$(39,336)

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Deficit)

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data)

	Common Stock	Additional Paid-In Capital	Accumulated Comprehensive Income (Deficit)	Accumulated Deficit	Total
Balance, December 31, 2009	$—	$2,534,783	$5,248	$(1,758,559)	$781,472
Contribution from parent	—	27,982	—	—	27,982
Comprehensive income (loss):
Foreign currency translations	—	—	862	—	862
Net loss	—	—	—	(40,198)	(40,198)

Net comprehensive loss	—	—	—	—	(39,336)
Dividend to parent	—	—	—	(1,629)	(1,629)

Balance, December 31, 2010	$—	$2,562,765	$6,110	$(1,800,386)	$768,489
Contribution from parent	—	16,553	—	—	16,553
Comprehensive income (loss):
Foreign currency translations	—	—	(784)	—	(784)
Net income	—	—	—	8,612	8,612

Net comprehensive income	—	—	—	—	7,828
Dividend to parent	—	—	—	(3,481)	(3,481)

Balance, December 31, 2011	$—	$2,579,318	$5,326	$(1,795,255)	$789,389
Contribution from parent	—	26,839	—	—	26,839
Comprehensive income:
Foreign currency translations	—	—	652	—	652
Net loss	—	—	—	10,046	10,046

Net comprehensive loss	—	—	—	—	10,698
Dividend to parent	—	—	—	(1,113)	(1,113)

Balance, December 31, 2012	$—	$2,606,157	$5,978	$(1,786,322)	$825,813

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$10,046	$8,612	$(40,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	296,083	299,639	312,703
Non-cash compensation	14,466	11,650	17,839
Amortization included in interest expense	17,741	18,517	16,836
Loss on extinguishment of debt	41,632	677	17,402
Gain on disposition of assets and investments	(13,817)	(10,548)	(4,900)
Deferred income tax expenses (benefit)	7,660	3,997	(24,384)
Provision for doubtful accounts	5,484	7,591	8,736
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(13,783)	(14,622)	(4,539)
Prepaid expenses	1,903	1,201	2,581
Other assets	(2,876)	(1,863)	30,777
Increase (decrease) in:
Trade accounts payable	(127)	(489)	2,460
Accrued expenses	2,259	(630)	(275)
Other liabilities	2,686	(13,384)	(29,974)

Cash flows provided by operating activities	369,357	310,348	305,064

Cash flows from investing activities:
Capital expenditures	(105,570)	(107,070)	(43,452)
Acquisitions	(206,068)	(23,497)	(6,703)
Decrease in notes receivable	122	166	240
Proceeds from disposition of assets and investments	8,117	13,146	8,435

Cash flows used in investing activities	(303,399)	(117,255)	(41,480)

Cash flows from financing activities:
Net payments on credit agreement	(311,275)	(213,866)	(290,309)
Net proceeds from senior credit facility	100,000	—	5,360
Proceeds received under revolving credit facility	15,000	—	—
Payments on revolving credit facility	(15,000)	—	—
Net payment on senior subordinated notes	(861,019)	(47,187)	(389,647)
Debt issuance costs	(22,500)	—	(32,597)
Net proceeds from note offering	1,035,000	—	400,000
Dividends to parent	(1,113)	(3,481)	(1,629)
Contributions from parent	19,668	16,553	27,982

Cash flows used in financing activities	(41,239)	(247,981)	(280,840)

Effect of exchange rate changes in cash and cash equivalents	315	(300)	515

Net increase (decrease) in cash and cash equivalents	25,034	(55,188)	(16,741)
Cash and cash equivalents at beginning of period	33,377	88,565	105,306

Cash and cash equivalents at end of period	$58,411	$33,377	$88,565

Supplemental disclosures of cash flow information:
Cash paid for interest	$143,589	$153,800	$176,352

Cash paid for state and federal income taxes	$2,392	$2,651	$3,496

See accompanying notes to consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(1) Significant Accounting Policies

(a) Nature of Business

Lamar Media Corp. is a wholly owned subsidiary of Lamar Advertising Company. Lamar Media Corp. is engaged in the outdoor advertising business operating approximately 144,000 outdoor advertising displays in 44 states. Lamar Media’s operating strategy is to be the leading provider of outdoor advertising services in the markets it serves.

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

Certain footnotes are not provided for the accompanying financial statements as the information in notes 2, 4, 6, 9, 10, 13, 14, 15, 16, 17, 18 and 20 and portions of notes 1 and 12 to the consolidated financial statements of Lamar Advertising Company included elsewhere in this filing are substantially equivalent to that required for the consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for the operating results of Lamar Media Corp. as it is a wholly owned subsidiary of Lamar Advertising Company.

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

(2) Non-cash Financing and Investing Activities

For the period ended December 31, 2012, the Company had non-cash investing activities of $23,941 related to acquisitions of outdoor advertising assets. For the year ended December 31, 2011, the Company had non-cash investing activities of $4,000 and $1,900 related to deposits paid in prior periods for the purchase of an aircraft in January 2011 that had a total purchase price of $11,539 and settlement of a notes receivable by a transfer of land, respectively. For the year ended December 31, 2010, there were no significant non-cash financing or investing activities.

(3) Goodwill and Other Intangible Assets

The following is a summary of intangible assets at December 31, 2012 and December 31, 2011:

	Estimated Life (Years)	2012		2011
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7—10	$482,883	$455,549	$468,371	$451,524
Non-competition agreement	3—15	63,519	62,566	63,592	61,849
Site locations	15	1,449,181	1,009,631	1,383,076	925,290
Other	5—15	13,063	13,063	13,063	13,063

		$2,008,646	$1,540,809	$1,928,102	$1,451,726
Unamortizable Intangible Assets:
Goodwill		$1,727,665	$252,667	$1,669,462	$252,766

The changes in the gross carrying amount of goodwill for the year ended December 31, 2012 are as follows:

Balance as of December 31, 2011	$1,669,462
Goodwill acquired during the year	60,968
Purchase price adjustments and other	(2,765)
Impairment losses	—

Balance as of December 31, 2012	$1,727,665

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(4) Accrued Expenses

The following is a summary of accrued expenses at December 31, 2012 and 2011:

	2012	2011
Payroll	$12,854	$10,519
Interest	31,888	36,125
Other	52,118	46,671

	$96,860	$93,315

(5) Long-term Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

	2012	2011
Senior Credit Agreement	$384,664	$595,477
7 7/8% Senior Subordinated Notes	400,000	400,000
6 5/8% Senior Subordinated Notes	—	381,290
6 5/8% Senior Subordinated Notes — Series B	—	191,544
6 5/8% Senior Subordinated Notes — Series C	—	256,040
5 7/8% Senior Subordinated Notes	500,000	—
5% Senior Subordinated Notes	535,000	—
9 3/4% Senior Notes	339,121	331,553
Other notes with various rates and terms	2,069	2,624

	2,160,854	2,158,528
Less current maturities	(33,134)	(17,310)

Long-term debt excluding current maturities	$2,127,720	$2,141,218

Long-term debt matures as follows:

2013	$33,134
2014	$394,853
2015	$185,698
2016	$27,142
2017	$85,000
Later years	$1,435,027

Cash payments of future long-term debt maturities will be in excess of the schedule above due to discounts associated with the debt. As of December 31, 2012, the discount balance included above was $10,879.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(6) Income Taxes

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
Year ended December 31, 2012:
U.S. federal	$—	$8,093	$8,093
State and local	824	820	1,644
Foreign	1,103	(1,253)	(150)

	$1,927	$7,660	$9,587

Year ended December 31, 2011:
U.S. federal	$—	$3,088	$3,088
State and local	1,075	1,295	2,370
Foreign	1,847	(386)	1,461

	$2,922	$3,997	$6,919

Year ended December 31, 2010:
U.S. federal	$(1,290)	$(14,130)	$(15,420)
State and local	529	(3,607)	(3,078)
Foreign	1,932	(6,647)	(4,715)

	$1,171	$(24,384)	$(23,213)

As of December 31, 2012 and December 31, 2011, the company had income taxes receivable of $0 and $599, respectively, included in other current assets.

The U.S. and foreign components of earnings (loss) before income taxes are as follows:

	2012	2011	2010
U.S.	$20,780	$16,999	$(59,193)
Foreign	(1,147)	(1,468)	(4,218)

Total	$19,633	$15,531	$(63,411)

A reconciliation of significant differences between the reported amount of income tax expense (benefit) and the expected amount of income tax expense (benefit) that would result from applying the U.S. federal statutory income tax rate of 35 percent to income before taxes is as follows:

	2012	2011	2010
Income tax expense (benefit) at U.S. federal statutory rate	$6,871	$5,436	$(22,193)
State and local income taxes, net of federal income tax benefit	1,684	975	(4,205)
Book expenses not deductible for tax purposes	1,058	746	662
Stock-based compensation	270	464	518
Amortization of non-deductible goodwill	—	1	3
Undistributed earnings of Canadian subsidiaries (a)	—	(4,023)	1,083
Valuation allowance	(354)	382	942
Rate Change (b)	49	1,743	—
Other differences, net	9	1,195	(23)

Income tax expense (benefit)	$9,587	$6,919	$(23,213)

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(a)	In periods prior to December 31, 2011, the undistributed earnings of our Canadian subsidiaries were not designated as permanently reinvested. For the period ended December 31, 2011, management asserted that the undistributed earnings of our Canadian subsidiaries were permanently reinvested and a deferred tax benefit of $4,023 was recognized from the release of the December 31, 2010 deferred tax liability.
(b)	In 2012, Ontario Bill 114 was signed into law. The enacted legislation freezes the general corporate income tax rate at 11.5%, cancelling the previously enacted rate reductions for 2012 and 2013 to 11% and 10%, respectively. As a result, a non-cash charge of $49 to income tax expense was recorded for the increase of the Canadian net deferred tax liability.

In 2011, the “Internal Revenue Code for a New Puerto Rico” was signed into law. Under the enacted legislation, the Puerto Rico corporate income tax rate was lowered from 39% to 30%. As a result, a non-cash charge of $1,743 to income tax expense was recorded for the reduction of the Puerto Rico net deferred tax asset.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and (liabilities) are presented below:

	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$2,964	$2,954
Accrued liabilities not deducted for tax purposes	35,580	33,583
Asset retirement obligation	65,994	61,565
Net operating loss carry forwards	105,918	99,811
Tax credit carry forwards	18,537	18,496
Charitable contributions carry forward	592	469

Gross deferred tax assets	229,585	216,878
Less: valuation allowance	(2,851)	(3,205)

Net deferred tax assets	226,734	213,673

Deferred tax liabilities:
Property, plant and equipment	(48,271)	(36,967)
Intangibles	(307,630)	(291,291)
Investment in partnerships	(1,244)	(1,065)

Gross deferred tax liabilities	(357,145)	(329,323)

Net deferred tax liabilities	$(130,411)	$(115,650)

Classification in the consolidated balance sheets:
Current deferred tax assets	$10,817	$9,812
Current deferred tax liabilities	—	—
Noncurrent deferred tax assets	—	—
Noncurrent deferred tax liabilities	(141,228)	(125,462)

Net deferred tax liabilities	$(130,411)	$(115,650)

During 2012, we generated $6,730 of U.S. net operating losses, primarily attributable to the accelerated tax depreciation provisions available under the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 that was signed into law by the President on December 17, 2010. As of December 31, 2012, we had approximately $220,723 of U.S. net operating loss carry forwards remaining to offset future taxable income. Of this amount, $22,403 is subject to an IRC §382 limitation, but will be available to be fully utilized by no later than 2017. These carry forwards expire between 2020 and 2031. In addition, we have $18,284 of various credits available to offset future U.S. federal income tax.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

As of December 31, 2012, we have approximately $429,362 state net operating loss carry forwards before valuation allowances. These state net operating losses are available to reduce future taxable income and expire at various times and amounts. In addition, we have $253 of various credits available to offset future state income tax. Management has determined that a valuation allowance related to state net operating loss carry forwards is necessary. The valuation allowance for these deferred tax assets as of December 31, 2012 and December 31, 2011 was $2,836 and $3,192, respectively. The net change in the total valuation allowance for each of the years ended December 31, 2012, 2011, and 2010 was a (decrease) increase of $(356), $407 and $1,106, respectively.

During 2012, we generated $3,263 of Puerto Rico net operating losses. As of December 31, 2012, we had approximately $25,258 of Puerto Rico net operating losses available to offset future taxable income. These carry forwards expire between 2016 and 2022.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those jurisdictions during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income, and tax-planning strategies in making this assessment. In order to fully realize the deferred tax assets, the company will need to generate future taxable income before the expiration of the carry forwards governed by the tax code. Based on the current level of pretax earnings for financial reporting purposes and projected decreases in future depreciation and amortization, we will generate the minimum amount of future taxable income to support the realization of the deferred tax assets. Additionally, the company has a significant amount of deferred tax liabilities that will reverse during the same period and jurisdiction and is of the same character as the temporary differences giving rise to the deferred tax assets. As a result, management believes that it is more likely than not that we will realize the benefits of these deferred tax assets, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

We have not recognized a deferred tax liability of approximately $6,741 for the undistributed earnings of our Canadian operations that arose in 2012 and prior years as management considers these earnings to be indefinitely invested outside the U.S. As of December 31, 2012, the undistributed earnings of these subsidiaries were approximately $19,261.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

Under ASC 740, we provide for uncertain tax positions, and the related interest, and adjust recognized tax benefits and accrued interest accordingly. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance as of December 31, 2010	$322
Additions for tax positions related to current year	7
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(194)
Settlements	—

Balance as of December 31, 2011	$135
Additions for tax positions related to current year	3
Additions for tax positions related to prior years	—
Reductions for tax positions related to prior years	—
Lapse of statute of limitations	(63)
Settlements	—

Balance as of December 31, 2012	$75

Included in the balance of unrecognized benefits at December 31, 2012 is $75 of tax benefits that, if recognized in future periods, would impact our effective tax rate.

During the years ended December 31, 2012 and December 31, 2011, we recognized interest and penalties of $3 and $7, respectively, as components of income tax expense in connection with our liabilities related to uncertain tax positions. Interest and penalties included in the balance at December 31, 2012 and December 31, 2011, was $14 and $27, respectively.

We are subject to income taxes in the U.S. and nearly all states. In addition, the Company is subject to income taxes in Canada and the Commonwealth of Puerto Rico. We are no longer subject to U.S federal income tax examinations by tax authorities for years before 2010 since the IRS has completed review of our income tax returns through 2009, or for any U.S. state income tax audit prior to 2002. With respect to Canada and Puerto Rico, we are no longer subject to income tax audits for years before 2008 and 2007, respectively.

Within the next twelve months, it is reasonably possible, that we could decrease our unrecognized tax benefits up to $40 as a result of the expiration of statute of limitations.

(7) Related Party Transactions

Affiliates, as used within these statements, are persons or entities that are affiliated with Lamar Media Corp. or its subsidiaries through common ownership and directorate control.

As of December 31, 2012 and December 31, 2011, there was a payable to Lamar Advertising Company, its parent, in the amount of $8,356 and $9,400, respectively.

For the years ended December 31, 2012 and December 31, 2011, Lamar Advertising Company contributed $26,839 and $16,553 respectively, to Lamar Media which resulted in an increase in Lamar Media’s additional paid-in capital.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share and per share data)

(8) Quarterly Financial Data (Unaudited)

	Year 2012 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$266,238	$304,872	$306,286	$305,505
Net revenues less direct advertising expenses	$162,815	$199,801	$202,441	$199,306
Net (loss) income	$(22,825)	$13,992	$11,585	$7,294

	Year 2011 Quarters
	March 31	June 30	September 30	December 31
Net revenues	$255,202	$293,345	$296,701	$288,239
Net revenues less direct advertising expenses	$155,651	$190,287	$193,501	$184,996
Net (loss) income	$(13,164)	$11,436	$4,115	$6,225

SCHEDULE 2

Lamar Media Corp.

and Subsidiaries

Valuation and Qualifying Accounts

Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Balance at end of Period
Year Ended December 31, 2012
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$7,500	5,484	5,369	$7,615
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,704,492	102,941	13,957	$1,793,476
Year Ended December 31, 2011
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$8,100	7,591	8,191	$7,500
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,601,843	102,649	—	$1,704,492
Year Ended December 31, 2010
Deducted in balance sheet from trade accounts receivable:
Allowance for doubtful accounts	$9,550	8,736	10,186	$8,100
Deducted in balance sheet from intangible assets:
Amortization of intangible assets	$1,496,912	104,931	—	$1,601,843

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Lamar Advertising Company

None.

Lamar Media Corp.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

The Company’s and Lamar Media’s management, with the participation of the principal executive officer and principal financial officer of the Company and Lamar Media, have evaluated the effectiveness of the design and operation of the Company’s and Lamar Media’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the principal executive officer and principal financial officer of the Company and Lamar Media concluded, as of December 31, 2012, that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in the Company’s and Lamar Media’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Lamar Advertising Company

The Company’s Management Report on Internal Control Over Financial Reporting is set forth on page 33 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Media Corp.

Lamar Media’s Management Report on Internal Control Over Financial Reporting is set forth on page 61 of this combined Annual Report and is incorporated herein by reference.

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

Lamar Advertising Company

None.

Lamar Media Corp.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to Lamar Advertising Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

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

LAMAR ADVERTISING COMPANY

February 28, 2013	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer (Principal Executive Officer)	2/28/13

/s/ Keith A. Istre Keith A. Istre	Chief Financial Officer (Principal Financial and Accounting Officer)	2/28/13

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/28/13

/s/ Wendell S. Reilly Wendell S. Reilly	Director	2/28/13

/s/ Stephen P. Mumblow Stephen P. Mumblow	Director	2/28/13

/s/ John Maxwell Hamilton John Maxwell Hamilton	Director	2/28/13

/s/ Thomas Reifenheiser Thomas Reifenheiser	Director	2/28/13

/s/ Anna Reilly Anna Reilly	Director	2/28/13

/s/ John E. Koerner, III John E. Koerner, III	Director	2/28/13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAMAR MEDIA CORP.

February 28, 2013	By:	/s/ Sean E. Reilly
Sean E. Reilly
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin P. Reilly, Jr. Kevin P. Reilly, Jr.	President and Director	2/28/13

/s/ Sean E. Reilly Sean E. Reilly	Chief Executive Officer and Director (Principal Executive Officer)	2/28/13

/s/ Keith A. Istre Keith A. Istre	Chief Financial and Accounting Officer and Director (Principal Financial and Accounting Officer)	2/28/13

/s/ C. Brent McCoy C. Brent McCoy	Executive Vice President of Business Development and Director	2/28/13

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

3(a)	Restated Certificate of Incorporation of the Company.	Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on February 22, 2006 and incorporated herein by reference.

3(b)	Amended and Restated Bylaws of the Company.	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3(c)	Amended and Restated Certificate of Incorporation of Lamar Media.	Previously filed as Exhibit 3.2 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3(d)	Amended and Restated Bylaws of Lamar Media.	Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

4(a)	Specimen certificate for the shares of Class A common stock of the Company.	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A (File No. 333-05479) filed on July 31, 1996 and incorporated herein by reference.

4(b)(1)	Indenture, dated as of August 16, 2005, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2005 and incorporated herein by reference.

4(b)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (1-12407) filed on August 18, 2005 and incorporated herein by reference.

4(b)(3)	First Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of December 11, 2006, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2006 and incorporated herein by reference.

4(b)(4)	Release of Guaranty under the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, by the Trustee, dated as of December 30, 2005, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4.20 to Lamar Media’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 1-12407) filed on March 15, 2006 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(b)(5)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(g)(5) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(b)(6)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(b)(7)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(8)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(8) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(b)(9)	Supplemental Indenture to the Indenture dated as of August 16, 2005 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015.	Previously filed as Exhibit 4(d)(9) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(1)	Indenture, dated as of August 17, 2006, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series B.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 18, 2006 and incorporated herein by reference.

4(c)(3)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series B.	Previously filed as Exhibit 4(h)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(c)(4)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

4(c)(5)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference..

4(c)(6)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(c)(7)	Supplemental Indenture to the Indenture dated as of August 17, 2006 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series B.	Previously filed as Exhibit 4(e)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(1)	Indenture, dated as of October 11, 2007, among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(2)	Form of 6 5/8% Senior Subordinated Exchange Notes due 2015 – Series C.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 16, 2007 and incorporated herein by reference.

4(d)(3)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and The Bank of New York Trust Company, N.A., as Trustee, dated as of February 21, 2008, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 – Series C.	Previously filed as Exhibit 4(i)(3) to Lamar Media’s Registration Statement on Form S-4 (File No. 333-161261) filed on August 11, 2009 and incorporated herein by reference.

4(d)(4)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of January 12, 2009, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 0-30242) filed on February 26, 2010 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(d)(5)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(6)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(d)(7)	Supplemental Indenture to the Indenture dated as of October 11, 2007 among Lamar Media, the guarantors named therein and the Bank of New York Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 6 5/8% Senior Subordinated Notes due 2015 — Series C.	Previously filed as Exhibit 4(f)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(1)	Indenture, dated as of March 27, 2009, among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009 and incorporated herein by reference.

4(e)(2)	Form of 9 3/4% Senior Exchange Notes due 2014.	Previously filed with the indenture dated March 27, 2009, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 27, 2009, and incorporated herein by reference.

4(e)(3)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(4)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(5)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Previously filed as Exhibit 4(g)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(e)(6)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(e)(7)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Filed herewith.

4(e)(8)	Supplemental Indenture to the Indenture dated as of March 27, 2009 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 9 3/4% Senior Notes due 2014.	Filed herewith.

4(f)(1)	Indenture, dated as of April 22, 2010, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010 and incorporated herein by reference.

4(f)(2)	Form of 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(3)	Form of 7 7/8% Senior Subordinated Exchange Notes due 2018.	Previously filed with the Indenture dated April 22, 2010, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on April 23, 2010, and incorporated herein by reference.

4(f)(4)	Amendment No. 1, dated as of August 27, 2010, to the Indenture dated as of April 22, 2010 among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes Due 2018.	Previously filed as Exhibit 4(h)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(5)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(6)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(f)(7)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, dated as of October 20, 2011, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Previously filed as Exhibit 4(h)(7) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

4(f)(8)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Filed herewith.

4(f)(9)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Filed herewith.

4(f)(10)	Supplemental Indenture to the Indenture dated as of April 22, 2010 among Lamar Media, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018.	Filed herewith.

4(g)(1)	Indenture, dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes Due 2022.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

4(g)(2)	Form of 5 7/8% Senior Subordinated Notes Due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(3)	Form of 5 7/8% Senior Subordinated Exchange Notes Due 2022.	Previously filed with the Indenture dated February 9, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012, and incorporated herein by reference.

4(g)(4)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes Due 2022.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

4(g)(5)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes Due 2022.	Filed herewith.

4(g)(6)	Supplemental Indenture to the Indenture dated as of February 9, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5 7/8% Senior Subordinated Notes Due 2022.	Filed herewith.

4(h)(1)	Indenture, dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to Lamar Media’s 5% Senior Subordinated Notes Due 2023.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

4(h)(2)	Form of 5% Senior Subordinated Notes Due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(3)	Form of 5% Senior Subordinated Exchange Notes Due 2023.	Previously filed with the Indenture dated October 30, 2012, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012, and incorporated herein by reference.

4(h)(4)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes Due 2023.	Filed herewith.

4(h)(5)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes Due 2023.	Filed herewith.

4(h)(6)	Supplemental Indenture to the Indenture dated as of October 30, 2012, among Lamar Media, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of December 30, 2012, relating to Lamar Media’s 5% Senior Subordinated Notes Due 2023.	Filed herewith.

10(a)(1)*	Amended and Restated 1996 Equity Incentive Plan of Lamar Advertising Company.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2009 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(a)(2)*	Form of Stock Option Agreement under the 1996 Equity Incentive Plan, as amended.	Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-30242) filed on March 10, 2005 and incorporated herein by reference.

10(a)(3)*	Form of Restricted Stock Agreement.	Previously filed as Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

10(a)(4)*	Form of Restricted Stock Agreement for Non-Employee directors.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(b)*	2009 Employee Stock Purchase Plan, as amended.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 29, 2012 and incorporated herein by reference.

10(c)*	Lamar Advertising Company Non-Management Director Compensation Plan.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 30, 2007 and incorporated herein by reference.

10(d)(1)*	Lamar Deferred Compensation Plan (as amended).	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

10(d)(2)*	Form of Trust Agreement for the Lamar Deferred Compensation Plan.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on December 14, 2005 and incorporated herein by reference.

10(e)*	Summary of Compensatory Arrangements, dated March 14, 2012.	Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 19, 2012 and incorporated herein by reference.

10(f)(1)	Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on May 3, 2010, and incorporated herein by reference.

10(f)(2)	Amendment No. 1, dated as of June 11, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

10(f)(3)	Amendment No. 2, dated as of November 18, 2010, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent.	Previously filed as Exhibit 10(p)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 0-30242) filed on February 25, 2011 and incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(f)(4)	Joinder Agreement, dated as of July 19, 2010, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Arizona Logos, L.L.C.	Previously filed as Exhibit 10(p)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(5)	Joinder Agreement, dated as of April 21, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Wisconsin Logos, LLC.	Previously filed as Exhibit 10(p)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(6)	Joinder Agreement, dated as of August 26, 2011, to the Credit Agreement dated as of April 28, 2010 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by Montana Logos, LLC.	Previously filed as Exhibit 10(p)(6) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 0-30242) filed on February 27, 2012 and incorporated herein by reference.

10(f)(7)	Restatement Agreement, dated as of February 9, 2012, to the Credit Agreement dated as of April 28, 2010 by and among Lamar Media, Lamar Advertising of Puerto Rico, Inc., the Subsidiary Guarantors named therein, each additional Subsidiary Borrower that may be designated as such thereunder, the Lenders named therein, and JPMorgan Chase Bank, N.A., as administrative agent (including the Amended and Restated Credit Agreement).	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(f)(8)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Northern Colorado, Inc.	Filed herewith.

10(f)(9)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NextMedia Outdoor, Inc.	Filed herewith.

10(f)(10)	Joinder Agreement, dated as of November 14, 2012, to the Amended and Restated Credit Agreement dated as of February 9, 2012 among Lamar Media, the subsidiary borrower party thereto, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent, by NMG Outdoor I Corp.	Filed herewith.

EXHIBIT NUMBER	DESCRIPTION	METHOD OF FILING

10(g)	Registration Rights Agreement, dated as of February 9, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on February 14, 2012 and incorporated herein by reference.

10(h)	Registration Rights Agreement, dated as of October 30, 2012, between Lamar Media, the Guarantors named therein and the Initial Purchasers named therein.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on October 31, 2012 and incorporated herein by reference.

11(a)	Statement regarding computation of per share earnings for the Company.	Filed herewith.

12(a)	Statement regarding computation of ratio of earnings to fixed charges for the Company.	Filed herewith.

12(b)	Statement regarding computation of ratio of earnings to fixed charges for Lamar Media.	Filed herewith.

14(a)	Lamar Advertising Company Code of Business Conduct and Ethics.	Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-30242) filed on March 10, 2004 and incorporated herein by reference.

21(a)	Subsidiaries of the Company.	Filed herewith.

23(a)	Consent of KPMG LLP.	Filed herewith.

31(a)	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

31(b)	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.	Filed herewith.

32(a)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

101	The following materials from the combined Annual Report of the Company and Lamar Media Corp. on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011 of the Company and Lamar Media, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 of the Company and Lamar Media, (iii) Consolidated Statements of Stockholder(’)s’ Equity and Comprehensive Income (Deficit) for the years ended December 31, 2012, 2011 and 2010 of the Company and Lamar Media, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 of the Company and Lamar Media, and (v) Notes to Consolidated Financial Statements of the Company and Lamar Media.

*	Denotes management contract or compensatory plan or arrangement in which the executive officers or directors of the Company participate.