Form 10-Q
period 2013-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2013-05-08
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether each registrant has submitted electronically and posted on their corporate web sites, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files.    Yes  ☑    No  ☐

Indicate by check mark whether Lamar Advertising Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☑

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2013: 79,672,676

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2013: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2013: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	Lamar Advertising Company’s (the “Company” or “Lamar”) future financial performance and condition;

•	the Company’s business plans, objectives, prospects, growth and operating strategies;

•	the Company’s consideration of an election to real estate investment trust status;

•	the Company’s ability to refinance outstanding indebtedness, including Lamar Media Corp.’s 9 3/4% Senior Notes due 2014;

•	the Company’s anticipated capital expenditures and level of acquisition activity;

•	market opportunities and the Company’s competitive positions;

•	the Company’s future cash flows and expected cash requirements; and

•	the market price of the Company’s Class A common stock.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	current economic conditions and their effect on the markets in which the Company operates;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to the Company’s significant indebtedness;

•	the demand for outdoor advertising;

•	the Company’s need for, and ability to obtain, additional funding for acquisitions and operations;

•	the Company’s ability to qualify for real estate investment trust status;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	the Company’s ability to renew expiring contracts at favorable rates;

•	the Company’s ability to successfully implement its digital deployment strategy;

•	the integration of any businesses that the Company may acquire and its ability to recognize cost savings and operating efficiencies as a result of these acquisitions; and

•	changes in accounting principles, policies or guidelines.

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

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2012 of the Company and Lamar Media (the “2012 Combined Form 10-K”), filed on February 28, 2013 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,474	$58,911
Receivables, net of allowance for doubtful accounts of $8,000 and $7,615 in 2013 and 2012	158,168	159,829
Prepaid expenses	61,735	41,132
Deferred income tax assets	8,417	10,817
Other current assets	31,909	30,546

Total current assets	335,703	301,235

Property, plant and equipment	2,961,401	2,940,449
Less accumulated depreciation and amortization	(1,797,478)	(1,760,090)

Net property, plant and equipment	1,163,923	1,180,359

Goodwill	1,485,806	1,485,150
Intangible assets	445,409	468,312
Deferred financing costs, net of accumulated amortization of $26,725 and $25,867 in 2013 and 2012, respectively	36,978	37,787
Other assets	42,839	41,187

Total assets	$3,510,658	$3,514,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$15,531	$13,539
Current maturities of long-term debt	33,315	33,134
Accrued expenses	108,940	99,461
Deferred income	41,208	51,323

Total current liabilities	198,994	197,457
Long-term debt	2,121,557	2,127,720
Deferred income tax liabilities	100,698	107,973
Asset retirement obligation	191,519	189,659
Other liabilities	17,149	16,388

Total liabilities	2,629,917	2,639,197

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2013 and 2012	—	—
Class A preferred stock, par value $638, $63.80 cumulative dividends, 10,000 shares authorized; 0 shares issued and outstanding at 2013 and 2012	—	—
Class A common stock, par value $.001, 175,000,000 shares authorized, 96,583,211 and 96,082,868 shares issued at 2013 and 2012, respectively; 79,366,576 and 78,963,663 issued and outstanding at 2013 and 2012, respectively	97	96
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,910,365 shares issued and outstanding at 2013 and 2012	15	15
Additional paid-in capital	2,449,453	2,432,518
Accumulated comprehensive income	5,312	5,978
Accumulated deficit	(680,304)	(674,143)
Cost of shares held in treasury, 17,216,635 and 17,119,205 shares in 2013 and 2012, respectively	(893,832)	(889,631)

Stockholders’ equity	880,741	874,833

Total liabilities and stockholders’ equity	$3,510,658	$3,514,030

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Net revenues	$283,479	$266,238

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	106,519	103,423
General and administrative expenses (exclusive of depreciation and amortization)	63,138	53,095
Corporate expenses (exclusive of depreciation and amortization)	14,598	12,490
Depreciation and amortization	73,901	72,373
Gain on disposition of assets	(606)	(936)

	257,550	240,445

Operating income	25,929	25,793
Other expense (income)
Loss on extinguishment of debt	—	29,972
Interest income	(28)	(58)
Interest expense	36,700	39,914

	36,672	69,828

Loss before income tax benefit	(10,743)	(44,035)
Income tax benefit	(4,673)	(21,219)

Net loss	(6,070)	(22,816)
Preferred stock dividends	91	91

Net loss applicable to common stock	$(6,161)	$(22,907)

Loss per share:
Basic and diluted loss per share	$(0.07)	$(0.25)

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	93,974,956	93,114,125
Incremental common shares from dilutive stock options	—	—

Weighted average common shares diluted	93,974,956	93,114,125

Statement of Comprehensive Income (Loss)
Net loss	$(6,070)	$(22,816)
Other comprehensive (loss) income
Foreign currency translation adjustments	(666)	681

Comprehensive loss	$(6,736)	$(22,135)

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,070)	$(22,816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,901	72,373
Non-cash equity-based compensation	10,773	2,612
Amortization included in interest expense	2,906	4,497
Gain on disposition of assets and investments	(606)	(936)
Loss on extinguishment of debt	—	29,972
Deferred tax benefit	(5,086)	(21,664)
Provision for doubtful accounts	1,277	963
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,961	1,412
Prepaid expenses	(20,230)	(18,886)
Other assets	(2,322)	(6,759)
Increase (decrease) in:
Trade accounts payable	1,714	(503)
Accrued expenses	9,267	(5,664)
Other liabilities	(15,764)	2,101

Net cash provided by operating activities	51,721	36,702

Cash flows from investing activities:
Acquisitions	(5,337)	(6,083)
Capital expenditures	(25,788)	(19,747)
Proceeds from disposition of assets and investments	1,739	1,750
Payments received on notes receivable	31	40

Net cash used in investing activities	(29,355)	(24,040)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(4,200)	(869)
Net proceeds from issuance of common stock	7,036	2,596
Principal payments on long term debt	(8,147)	(22)
Payment on senior subordinated notes	—	(598,181)
Proceeds received from note offering	—	500,000
Proceeds received from senior credit facility term loan	—	100,000
Debt issuance costs	(49)	(14,028)
Dividends	(91)	(91)

Net cash used in financing activities	(5,451)	(10,595)

Effect of exchange rate changes in cash and cash equivalents	(352)	295

Net increase in cash and cash equivalents	16,563	2,362
Cash and cash equivalents at beginning of period	58,911	33,503

Cash and cash equivalents at end of period	$75,474	$35,865

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,936	$33,374

Cash paid for foreign, state and federal income taxes	$441	$1,125

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2012 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Stock-Based Compensation

Equity Incentive Plan. Lamar’s 1996 Equity Incentive Plan (the “Incentive Plan”) has reserved 13 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 1,762,000 shares of its Class A common stock during the three months ended March 31, 2013.

In February 2013, our Board of Directors voted to amend the Incentive Plan to eliminate the provision that limited the amount of Class A Common Stock, including shares retained from an award, that could be withheld to satisfy tax withholding obligations to the minimum tax obligations required by law (except with respect to option awards). In accordance with ASC 718, the Company is required to classify the awards affected by the amendment as liability-classified awards at fair value each period prior to their settlement. As of March 31, 2013, the Company recorded a liability, in accrued expenses, of $687 related to its equity incentive awards affected by this amendment.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 78,963 shares on January 1, 2013 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the period ended March 31, 2013:

Shares
Available for future purchases, January 1, 2013	358,950
Additional shares reserved under 2009 ESPP	78,963
Purchases	(34,297)

Available for future purchases, March 31, 2013	403,616

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2013 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2014. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2013, the Company has recorded $793 as non-cash compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each of the director’s one-year term. The Company recorded $246 non-cash compensation expense related to these non-employee director awards for the three months ended March 31, 2013.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statement of Operations. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statement of Operations are:

	Three months ended March 31,
	2013	2012
Direct advertising expenses	$68,226	$68,235
General and administrative expenses	876	976
Corporate expenses	4,799	3,162

	$73,901	$72,373

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2013 and December 31, 2012:

	Estimated Life (Years)	March 31, 2013		December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$483,306	$457,559	$482,883	$455,549
Non-competition agreements	3 – 15	63,537	62,686	63,519	62,566
Site locations	15	1,451,802	1,033,595	1,449,181	1,009,631
Other	5 – 15	14,008	13,404	13,608	13,133

		$2,012,653	$1,567,244	$2,009,191	$1,540,879
Unamortizable Intangible Assets:
Goodwill		$1,739,342	$253,536	$1,738,686	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2012	$189,659
Additions to asset retirement obligations	535
Accretion expense	2,217
Liabilities settled	(892)

Balance at March 31, 2013	$191,519

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of the senior credit facility. As of March 31, 2013 and December 31, 2012, Lamar Media was permitted under the terms of its outstanding senior subordinated notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $1,768,757 and $1,706,875, respectively. Transfers to Lamar Advertising are subject to additional restrictions if, (i) under Lamar Media’s senior credit facility and as defined therein, (x) the total holdings debt ratio is greater than 5.75 to 1 or (y) the senior debt ratio is greater than 3.25 to 1.0, and (ii) if under the indenture for Lamar Media’s 9 3/4% senior notes and as defined therein, its senior leverage ratio is greater than or equal to 3.0 to 1. As of March 31, 2013, the total holdings debt ratio was less than 5.75 to 1. Lamar Media’s senior debt ratio was less than 3.25 to 1 and its senior leverage ratio was less than 3.0 to 1; therefore, transfers to Lamar Advertising were not subject to any additional restrictions under the senior credit facility or pursuant to the indenture governing the 9 3/4% senior notes.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of dilutive shares excluded from this calculation because of their anti-dilutive effect for stock options is 375,285 and 343,478 for the three months ended March 31, 2013 and 2012.

8. Long-term Debt

Long-term debt consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Senior Credit Facility	$376,539	$384,664
7 7/8% Senior Subordinated Notes	400,000	400,000
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
9 3/4% Senior Notes	341,164	339,121
Other notes with various rates and terms	2,169	2,069

	2,154,872	2,160,854
Less current maturities	(33,315)	(33,134)

Long-term debt, excluding current maturities	$2,121,557	$2,127,720

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

Lamar Media may redeem up to 35% of the aggregate principal amount of the Notes, at any time and from time to time, at a price equal to 107.875% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon (including additional interest, if any), with the net cash proceeds of certain public equity offerings completed before April 15, 2013, provided that following the redemption at least 65% of the 7 7/8% Notes that were originally issued remain outstanding. At any time prior to April 15, 2014, Lamar Media may redeem some or all of the 7 7/8% Notes at a price equal to 100% of the principal amount plus a make-whole premium. On or after April 15, 2014, Lamar Media may redeem the 7 7/8% Notes, in whole or part, in cash at redemption prices specified in the Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 7 7/8% Notes at a price equal to 101% of the principal amount of the 7 7/8% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

5 7/8% Senior Subordinated Notes

On February 9, 2012, Lamar Media completed an institutional private placement of $500,000 aggregate principle amount of 5 7/8% Senior Subordinated Notes, due 2022 (the “5 7/8% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $489,000.

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

5% Senior Subordinated Notes

On October 30, 2012, Lamar Media completed an institutional private placement of $535,000 aggregate principal amount of 5% Senior Subordinated Notes due 2023 (the “5% Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $527,100.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5% Notes, at any time and from time to time, at a price equal to 105% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before November 1, 2015, provided that following the redemption, at least 65% of the 5% Notes that were originally issued remain outstanding. At any time prior to May 1, 2018, Lamar Media may redeem some or all of the 5% Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the 5% Notes, in whole or in part, in cash at redemption prices specified in the 5% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s Notes at a price equal to 101% of the principal amount of the Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

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

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The remaining quarterly amortization of the Term facilities as of March 31, 2013 is as follows:

	Term A-1	Term A-2	Term A-3	Term B
June 30, 2013 — September 30, 2013	$6,750	$750	$625	$—
December 31, 2013 — March 31, 2014	$6,750	$750	$625	$57.4
June 30, 2014 — December 31, 2014	$13,500	$1,500	$625	$57.4
March 31, 2015	$13,500	$1,500	$1,250	$57.4
June 30, 2015 — September 30, 2015	$37,125	$4,125	$1,250	$57.4
December 31, 2015	$74,250	$8,250	$1,250	$57.4
March 31, 2016 — September 30, 2016	$—	$—	$1,250	$57.4
December 31, 2016	$—	$—	$1,250	$21,474.7
March 31, 2017— June 30, 2017	$—	$—	$21,250	$—
August 9, 2017	$—	$—	$42,500	$—

In addition to the amortizations of our Term facilities, Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans. These payments, if any, will be calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. For fiscal years ending or after December 31, 2010, this percentage is subject to reduction to 0% if the total holdings debt ratio (as defined in the senior credit facility) is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year.

As of March 31, 2013, there were no amounts outstanding under the revolving senior facility. The revolving facility terminates April 28, 2015. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,989 letters of credit outstanding as of March 31, 2013 resulting in $243,011 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to maturity. The loans bear interest, at Lamar Media’s option, at the LIBOR Rate or JPMorgan Chase Prime Rate plus applicable margins, such margins being set from time to time based on Lamar Media’s ratio of debt to trailing twelve month EBITDA, as defined in the senior credit facility.

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Fair Value of Financial Instruments

At March 31, 2013 and December 31, 2012, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,267,902 which exceeded both the gross and carrying amounts of $2,163,708 and $2,154,872, respectively, as of March 31, 2013.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,974	$58,411
Receivables, net of allowance for doubtful accounts of $8,000 and $7,615 in 2013 and 2012	158,168	159,829
Prepaid expenses	61,735	41,132
Deferred income tax assets	8,417	10,817
Other current assets	31,909	30,546

Total current assets	335,203	300,735

Property, plant and equipment	2,961,401	2,940,449
Less accumulated depreciation and amortization	(1,797,478)	(1,760,090)

Net property, plant and equipment	1,163,923	1,180,359

Goodwill	1,475,654	1,474,998
Intangible assets	444,934	467,837
Deferred financing costs net of accumulated amortization of $17,437 and $16,579 in 2013 and 2012, respectively	35,025	35,834
Other assets	37,554	35,901

Total assets	$3,492,293	$3,495,664

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$15,531	$13,539
Current maturities of long-term debt	33,315	33,134
Accrued expenses	106,155	96,860
Deferred income	41,208	51,323

Total current liabilities	196,209	194,856
Long-term debt	2,121,557	2,127,720
Deferred income tax liabilities	133,995	141,228
Asset retirement obligation	191,519	189,659
Other liabilities	17,149	16,388

Total liabilities	2,660,429	2,669,851

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2013 and 2012	—	—
Additional paid-in-capital	2,623,093	2,606,157
Accumulated comprehensive income	5,312	5,978
Accumulated deficit	(1,796,541)	(1,786,322)

Total stockholder’s equity	831,864	825,813

Total liabilities and stockholder’s equity	$3,492,293	$3,495,664

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Net revenues	$283,479	$266,238

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	106,519	103,423
General and administrative expenses (exclusive of depreciation and amortization)	63,138	53,095
Corporate expenses (exclusive of depreciation and amortization)	14,505	12,397
Depreciation and amortization	73,901	72,373
Gain on disposition of assets	(606)	(936)

	257,457	240,352

Operating income	26,022	25,886
Other expense (income)
Loss on extinguishment of debt	—	29,972
Interest income	(28)	(58)
Interest expense	36,700	39,914

	36,672	69,828

Loss before income tax benefit	(10,650)	(43,942)
Income tax benefit	(4,631)	(21,117)

Net loss	$(6,019)	$(22,825)

Statement of Comprehensive Income (Loss)
Net loss	$(6,019)	$(22,825)
Other comprehensive (loss) income
Foreign currency translation adjustments	(666)	681

Comprehensive loss	$(6,685)	$(22,144)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,019)	$(22,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,901	72,373
Non-cash equity based compensation	10,773	2,612
Amortization included in interest expense	2,906	4,497
Gain on disposition of assets and investments	(606)	(936)
Loss on extinguishment of debt	—	29,972
Deferred tax benefit	(5,044)	(21,563)
Provision for doubtful accounts	1,277	963
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	1,961	1,412
Prepaid expenses	(20,230)	(18,886)
Other assets	(2,322)	(6,759)
Increase (decrease) in:
Trade accounts payable	1,714	(503)
Accrued expenses	9,267	(5,664)
Other liabilities	(25,848)	(976)

Net cash provided by operating activities	41,730	33,717

Cash flows from investing activities:
Acquisitions	(5,337)	(6,083)
Capital expenditures	(25,788)	(19,747)
Proceeds from disposition of assets	1,739	1,750
Payment received on notes receivable	31	40

Net cash used in investing activities	(29,355)	(24,040)

Cash flows from financing activities:
Principal payments on long-term debt	(8,147)	(22)
Payment on senior subordinated notes	—	(598,181)
Proceeds received from note offering	—	500,000
Proceeds received from senior credit agreement term loan	—	100,000
Debt issuance costs	(49)	(14,028)
Dividend to parent	(4,200)	(960)
Contributions from parent	16,936	5,207

Net cash provided by (used in) financing activities	4,540	(7,984)

Effect of exchange rate changes in cash and cash equivalents	(352)	295

Net increase in cash and cash equivalents	16,563	1,988
Cash and cash equivalents at beginning of period	58,411	33,377

Cash and cash equivalents at end of period	$74,974	$35,365

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,936	$33,374

Cash paid for foreign, state and federal income taxes	$441	$1,125

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2012 Combined Form 10-K.

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

This discussion contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2012 Combined Form 10-K filed on February 28, 2013, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

Lamar Advertising Company

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

OVERVIEW

The Company’s net revenues are derived primarily from the rental of advertising space on outdoor advertising displays owned and operated by the Company. Revenue growth is based on many factors that include the Company’s ability to increase occupancy of its existing advertising displays; raise advertising rates; and acquire new advertising displays and its operating results are therefore affected by general economic conditions, as well as trends in the advertising industry. Advertising spending is particularly sensitive to changes in general economic conditions which affect the rates that the Company is able to charge for advertising on its displays and its ability to maximize advertising sales or occupancy on its displays.

Historically, the Company made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. While the Company has significantly reduced its acquisition activity over the last three years, it will continue to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the quarter ended March 31, 2013, the Company completed acquisitions for a total cash purchase price of approximately $5.3 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment. The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2013 and 2012:

	Three months ended March 31, (in thousands)
	2013	2012
Total capital expenditures:
Billboard — traditional	$6,218	$5,066
Billboard — digital	11,623	7,910
Logos	1,863	1,319
Transit	20	21
Land and buildings	2,784	1,685
Operating equipment	3,280	3,746

Total capital expenditures	$25,788	$19,747

RESULTS OF OPERATIONS

Three Months ended March 31, 2013 compared to Three Months ended March 31, 2012

Net revenues increased $17.3 million or 6.5% to $283.5 million for the three months ended March 31, 2013 from $266.2 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $13.2 million, which represents an increase of 5.5% over the prior period, an increase in logo sign revenue of $1.5 million, which represents an increase of 9.9% over the prior period, and a $2.6 million increase in transit revenue, which represents an increase of 20.0% over the prior period.

For the three months ended March 31, 2013, there was a $6.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2012, which represents an increase of 2.4%. See “Reconciliations” below. The $6.5 million increase in revenue primarily consists of a $4.5 million increase in billboard revenue, a $1.1 million net increase in transit revenue and a $0.9 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2012.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $15.3 million or 9.0% to $184.3 million for the three months ended March 31, 2013 from $169.0 million for the same period in 2012, which is primarily due to an $8.1 million increase in non-cash compensation expense resulting from options granted during the period. Excluding the $8.2 million increase in general and administrative expenses resulting from non-cash compensation for the period, operating expenses related to the operations of our outdoor advertising assets increased $6.1 million and corporate expenses increased $1.0 million or a 4.3% increase over the same period in 2012.

Depreciation and amortization expense and gain on sale of assets remained relatively unchanged for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Due to the above factors, operating income remained relatively constant at $25.9 million for the three months ended March 31, 2013 compared to $25.8 million for the same period in 2012.

The Company did not have any financing transactions during the three months ended March 31, 2013. However, during the same period in 2012, the Company recognized a $30.0 million loss on debt extinguishment related to the settlement of a tender offer for Lamar Media’s then outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C. Approximately $14.4 million of the loss recognized in the three months ended March 31, 2012 was a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes.

Interest expense decreased $3.2 million from $39.9 million for the three months ended March 31, 2012, to $36.7 million for the three months ended March 31, 2013, primarily resulting from the Company’s refinancing transactions during 2012.

The slight increase in operating income and the decreases in interest expense and loss on debt extinguishment resulted in a $33.3 million decrease in net loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $16.5 million for the three months ended March 31, 2013 over the same period in 2012. The effective tax rate for the three months ended March 31, 2013 was 43.5%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, the Company recognized a net loss for the three months ended March 31, 2013 of $6.1 million, as compared to a net loss of $22.8 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the three months ended March 31, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three months ended March 31, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2012 that corresponds with the actual period we have owned the assets in 2013 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for the three months ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended March 31, 2012
(in thousands)
Reported net revenue	$266,238
Acquisition net revenue	10,722

Acquisition-adjusted net revenue	$276,960

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2013	2012
	(in thousands)
Reported net revenue	$283,479	$266,238
Acquisition net revenue	—	10,722

Adjusted totals	$283,479	$276,960

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

Sources of Cash

Total Liquidity. As of March 31, 2013 we had approximately $318.5 million of total liquidity, which is comprised of approximately $75.5 million in cash and cash equivalents and the ability to draw approximately $243.0 million under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with all applicable restrictive covenants under the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

At March 31, 2013, the Company had approximately $341 million of outstanding 9 3/4% Senior Notes with a stated maturity of April 1, 2014. Consequently these notes will be reflected in current maturities of long-term debt beginning April 1, 2013. The Company intends to refinance these notes prior to their scheduled maturity. In addition, the Company may consider refinancing options related to its other long-term senior indebtedness.

Cash Generated by Operations. For the three months ended March 31, 2013 and 2012 our cash provided by operating activities was $51.7 million and $36.7 million, respectively. While our net loss was approximately $6.1 million for the three months ended March 31, 2013, we generated cash from operating activities of $51.7 million primarily due to adjustments needed to reconcile net loss to cash provided by operating activities of $83.2 million, which primarily consisted of depreciation and amortization of $73.9 million and non-cash equity based compensation of $10.8 million. In addition, there was an increase in working capital of $25.4 million. We expect to generate cash flows from operations during 2013 in excess of our cash needs for operations and capital expenditures as described herein.

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

As of March 31, 2013, Lamar Media had approximately $243.0 million of unused capacity under the revolving credit facility included in the senior credit facility. As of March 31, 2013, the aggregate balance outstanding under the senior credit facility was $376.5 million.

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

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•

up to $1.4 billion of indebtedness under the senior credit facility allowable under the 9 3/4% Senior Notes indenture (up to $1.5 billion of indebtedness under the senior credit facility allowable under indentures relating to the 7 7/8% Senior Subordinated Notes, 5 7/8% Senior Subordinated Notes and 5% Senior Subordinated Notes indentures);

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the long term debt payments may be accelerated. At March 31, 2013 and currently, Lamar Media was in compliance with all such tests. We must be in compliance with the following financial ratios under our senior credit facility:

•

a total holdings debt ratio, defined as total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date to EBITDA, as defined below, for the most recent four fiscal quarters then ended of 6.00 to 1.00;

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

Excess Cash Flow Payments. Lamar Media may be required to make certain mandatory prepayments on loans outstanding under the senior credit facility that would be applied first to any outstanding term loans, commencing with the year ended December 31, 2010. These payments, if any, are determined annually and are calculated based on a percentage of Consolidated Excess Cash Flow (as defined in the senior credit facility) at the end of each fiscal year. The percentage of Consolidated Excess Cash Flow that must be applied to repay outstanding loans was set at 50% for the fiscal year ended December 31, 2010. For fiscal years ending or after December 31, 2010, this percentage is subject to reduction to 0% if the total holdings debt ratio, as described above, is less than or equal to 5.00 to 1.00 as of the last day of such fiscal year. At December 31, 2012, the Company was not required to make a mandatory prepayment in respect of consolidated excess cash flow because there was a consolidated cash flow deficit, in accordance with the calculation as defined in the senior credit facility and the total holdings debt ratio was less than 5.00 to 1.00.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2013. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $25.8 million for the three months ended March 31, 2013. We anticipate our 2013 total capital expenditures will be approximately $100 million.

Acquisitions. During the three months ended March 31, 2013, the Company financed its acquisition activity of $5.3 million with cash on hand.

REIT Election

The Company is actively considering an election to real estate investment trust (REIT) status. On November 16, 2012, the Company submitted a private letter ruling to the Internal Revenue Service in conjunction with its review regarding a potential REIT election. If the Company receives a favorable response and decides to proceed with a REIT election, it intends to make the election for the taxable year beginning January 1, 2014, subject to the approval of the Company’s board of directors. A favorable IRS ruling, if received, does not guarantee that the Company would succeed in qualifying as a REIT and there is no certainty as to the timing of a REIT election. The Company may not ultimately pursue a conversion to a REIT, and it can provide no assurance that a REIT conversion, if completed, will be successfully implemented or achieve the intended benefits.

Lamar Media Corp.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2013 compared to Three Months ended March 31, 2012

Net revenues increased $17.3 million or 6.5% to $283.5 million for the three months ended March 31, 2013 from $266.2 million for the same period in 2012. This increase was attributable primarily to an increase in billboard net revenues of $13.2 million, which represents an increase of 5.5% over the prior period, an increase in logo sign revenue of $1.5 million, which represents an increase of 9.9% over the prior period, and a $2.6 million increase in transit revenue, which represents an increase of 20.0% over the prior period.

For the three months ended March 31, 2013, there was a $6.5 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2012, which represents an increase of 2.4%. See “Reconciliations” below. The $6.5 million increase in revenue primarily consists of a $4.5 million increase in billboard revenue, a $1.1 million net increase in transit revenue and a $0.9 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2012.

Operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $15.3 million or 9.0% to $184.2 million for the three months ended March 31, 2013 from $168.9 million for the same period in 2012, which is primarily due to an $8.1 million increase in non-cash compensation expense resulting from options granted during the period. Excluding the $8.2 million increase in general and administrative expenses resulting from non-cash compensation for the period, operating expenses related to the operations of our outdoor advertising assets increased $6.1 million and corporate expenses increased $1.0 million or a 4.3% increase over the same period in 2012.

Depreciation and amortization expense and gain on sale of assets remained relatively unchanged for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Due to the above factors, operating income remained relatively constant at $26.0 million for the three months ended March 31, 2013 compared to $25.9 million for the same period in 2012.

Lamar Media did not have any financing transactions during the three months ended March 31, 2013. However, during the same period in 2012, Lamar Media recognized a $30.0 million loss on debt extinguishment related to the settlement of a tender offer for its then outstanding 6 5/8% Senior Subordinated Notes due 2015, 6 5/8% Senior Subordinated Notes due 2015—Series B and 6 5/8% Senior Subordinated Notes due 2015—Series C. Approximately $14.4 million of the loss recognized in the three months ended March 31, 2012 was a non-cash expense attributable to the write off of unamortized debt issuance fees and unamortized discounts associated with the tendered notes.

Interest expense decreased $3.2 million from $39.9 million for the three months ended March 31, 2012, to $36.7 million for the three months ended March 31, 2013, primarily resulting from Lamar Media’s refinancing transactions during 2012.

The slight increase in operating income and the decreases in interest expense and loss on debt extinguishment resulted in a $33.3 million decrease in net loss before income taxes. This decrease in loss resulted in a decrease in income tax benefit of $16.5 million for the three months ended March 31, 2013 over the same period in 2012. The effective tax rate for the three months ended March 31, 2013 was 43.5%, which is higher than the statutory rate due to permanent differences resulting from non-deductible compensation expense related to stock options in accordance with ASC 718 and other non-deductible expenses and amortization.

As a result of the above factors, Lamar Media recognized a net loss for the three months ended March 31, 2013 of $6.0 million, as compared to a net loss of $22.9 million for the same period in 2012.

Reconciliations:

Because acquisitions occurring after December 31, 2011 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2012 acquisition-adjusted net revenue, which adjusts our 2012 net revenue for the three months ended March 31, 2012 by adding to it the net revenue generated by the acquired assets prior to our acquisition of these assets for the same time frame that those assets were owned in the three months ended March 31, 2013. We provide this information as a supplement to net revenues to enable investors to compare periods in 2013 and 2012 on a more consistent basis without the effects of acquisitions. Management uses this comparison to assess how well we are performing within our existing core assets.

Acquisition-adjusted net revenue is not determined in accordance with GAAP. For this adjustment, we measure the amount of pre-acquisition revenue generated by the acquired assets during the period in 2012 that corresponds with the actual period we have owned the assets in 2013 (to the extent within the period to which this report relates). We refer to this adjustment as “acquisition net revenue.”

Reconciliations of 2012 reported net revenue to 2012 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2012 acquisition-adjusted net revenue to 2013 reported net revenue for the three months ended March 31, are provided below:

Reconciliation of Reported Net Revenue to Acquisition-Adjusted Net Revenue

Three months ended March 31, 2012
(in thousands)
Reported net revenue	$266,238
Acquisition net revenue	10,722

Acquisition-adjusted net revenue	$276,960

Comparison of 2013 Reported Net Revenue to 2012 Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2013	2012
	(in thousands)
Reported net revenue	$283,479	$266,238
Acquisition net revenue	—	10,722

Adjusted totals	$283,479	$276,960

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2013 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2012 Combined Form 10-K.

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

At March 31, 2013 there was approximately $376.5 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 21.2% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2013 with respect to borrowings under the senior credit facility was $3.2 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2013 was 3.0%. Assuming that the weighted average interest rate was 200-basis points higher (that is 5.0% rather than 3.0%), then the Company’s three months ended March 31, 2013 interest expense would have been approximately $1.9 million higher resulting in a $1.1 million increase in the Company’s net loss for the three months ended March 31, 2013.

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

PART II — OTHER INFORMATION

ITEM.	2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three-month period ending on March 31, 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	—	$—	—	$—
February 1-28, 2013	97,430	43.11	—	—
March 1-31, 2013	—	—	—	—

Three months ended March 31, 2013	97,430	$43.11	—	$—

(1)

Represents the acquisition of an aggregate of 97,430 shares of the Company’s Class A Common Stock from individuals in order to satisfy tax withholding requirements in connection with the issuance of stock awards under equity compensation plans during the first quarter.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 8, 2013	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 8, 2013	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Amended and Restated 1996 Equity Incentive Plan of Lamar Advertising Company, as amended through February 2013. Filed herewith.

10.2	Summary of Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 0-30242) filed on March 22, 2013 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.