Form 10-Q
period 2015-03-31
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2015-05-06
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 0-36756

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of May 1, 2015: 81,710,845

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of May 1, 2015: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of May 1, 2015: 100

This combined Form 10-Q is separately filed by (i) Lamar Advertising Company and (ii) Lamar Media Corp. (which is a wholly owned subsidiary of Lamar Advertising Company). Lamar Media Corp. meets the conditions set forth in general instruction H(1) (a) and (b) of Form 10-Q and is, therefore, filing this form with the reduced disclosure format permitted by such instruction.

In this report, except as the context otherwise requires or as otherwise noted, “Lamar Advertising Company”, “we”, “us” and “our” refer to Lamar Advertising Company and its subsidiaries. Lamar Media Corp. is referred to herein as “Lamar Media.”

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	our future financial performance and condition;

•	our business plans, objectives, prospects, growth and operating strategies;

•	our future capital expenditures and level of acquisition activity;

•	market opportunities and competitive positions;

•	our future cash flows and expected cash requirements;

•	estimated risks;

•	our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media’s senior credit facility and the indentures relating to its outstanding notes;

•	stock price; and

•	our ability to remain qualified as a REIT.

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	the demand for outdoor advertising and its continued popularity as an advertising medium;

•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement our digital deployment strategy;

•	the market for our Class A common stock;

•	changes in accounting principles, policies or guidelines;

•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;

•	our ability to qualify as a Real Estate Investment Trust (“REIT”) and maintain our status as a REIT; and

•	changes in tax laws applicable to REIT’s or in the interpretation of those laws.

The forward-looking statements in this report are based on our current good faith beliefs; however, actual results may differ due to inaccurate assumptions, the factors listed above or other foreseeable or unforeseeable factors. Consequently, we cannot guarantee that any of the forward-looking statements will prove to be accurate. The forward-looking statements in this report speak only as of the date of this report, and Lamar Advertising Company and Lamar Media Corp. expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, except as required by law.

For a further description of these and other risks and uncertainties, the Company encourages you to read carefully Item 1A to the combined Annual Report on Form 10-K for the year ended December 31, 2014 of the Company and Lamar Media (the “2014 Combined Form 10-K”), filed on February 26, 2015 and as such risk factors may be updated or supplemented, from time to time, in our combined Quarterly Reports on Form 10-Q.

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,546	$26,035
Receivables, net of allowance for doubtful accounts of $8,776 and $7,957 in 2015 and 2014	168,527	169,610
Prepaid expenses	65,368	42,713
Deferred income tax assets	733	729
Other current assets	42,678	34,057

Total current assets	309,852	273,144

Property, plant and equipment	3,124,302	3,110,385
Less accumulated depreciation and amortization	(2,042,636)	(2,026,745)

Net property, plant and equipment	1,081,666	1,083,640

Goodwill	1,515,451	1,512,768
Intangible assets	363,816	366,985
Deferred financing costs, net of accumulated amortization of $15,922 and $14,764 in 2015 and 2014, respectively	31,567	32,725
Deferred income tax assets	13,535	12,496
Other assets	39,337	37,060

Total assets	$3,355,224	$3,318,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$18,051	$16,368
Current maturities of long-term debt	15,656	15,625
Accrued expenses	84,484	108,790
Deferred income	87,953	84,558

Total current liabilities	206,144	225,341

Long-term debt	1,937,515	1,884,270
Asset retirement obligation	205,348	204,327
Other liabilities	25,029	23,414

Total liabilities	2,374,036	2,337,352

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2015 and 2014	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 81,812,481 and 80,933,071 shares issued at 2015 and 2014, respectively; 81,707,645 and 80,933,071 issued and outstanding at 2015 and 2014, respectively	82	81
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2015 and 2014	15	15
Additional paid-in capital	1,643,803	1,611,775
Accumulated comprehensive income	844	2,454
Accumulated deficit	(657,457)	(632,859)
Cost of shares held in treasury, 104,836 and 0 shares at 2015 and 2014, respectively	(6,099)	—

Stockholders’ equity	981,188	981,466

Total liabilities and stockholders’ equity	$3,355,224	$3,318,818

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Statements of Operations

Net revenues	$302,477	$284,933

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	113,232	111,508
General and administrative expenses (exclusive of depreciation and amortization)	59,206	57,677
Corporate expenses (exclusive of depreciation and amortization)	15,391	15,284
Depreciation and amortization	49,230	69,526
Gain on disposition of assets	(1,836)	(206)

	235,223	253,789

Operating income	67,254	31,144

Other expense (income)
Loss on extinguishment of debt	—	5,176
Other-than-temporary impairment of investment	—	4,069
Interest income	(2)	(45)
Interest expense	24,532	30,268

	24,530	39,468

Income (loss) before income tax expense (benefit)	42,724	(8,324)
Income tax expense (benefit)	2,008	(3,487)

Net income (loss)	40,716	(4,837)
Preferred stock dividends	91	91

Net income (loss) applicable to common stock	$40,625	$(4,928)

Earnings (loss) per share:
Basic and diluted earnings (loss) per share	$0.42	$(0.05)

Cash dividends declared per share of common stock	$0.68	$—

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	95,704,850	94,906,018
Incremental common shares from dilutive stock options	37,298	—

Weighted average common shares diluted	95,742,148	94,906,018

Statements of Comprehensive Income (Loss)

Net income (loss)	$40,716	$(4,837)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,610)	(384)

Comprehensive income (loss)	$39,106	$(5,221)

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$40,716	$(4,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,230	69,526
Stock-based compensation	3,901	3,912
Amortization included in interest expense	1,158	1,283
Gain on disposition of assets and investment	(1,836)	(206)
Other-than-temporary impairment of investment	—	4,069
Loss on extinguishment of debt	—	5,176
Deferred tax benefit	(1,187)	(5,365)
Provision for doubtful accounts	1,672	1,600
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,438)	(2,357)
Prepaid expenses	(22,926)	(22,043)
Other assets	(8,787)	(5,855)
Increase (decrease) in:
Trade accounts payable	1,714	2,833
Accrued expenses	(10,099)	6,073
Other liabilities	2,613	8,775

Net cash provided by operating activities	54,731	62,584

Cash flows from investing activities:
Acquisitions	(19,647)	(4,281)
Capital expenditures	(29,041)	(22,398)
Proceeds from disposition of assets and investments	4,414	897
Decrease in notes receivable	4	10

Net cash used in investing activities	(44,270)	(25,772)

Cash flows from financing activities:
Cash used for purchase of treasury stock	(6,099)	(2,987)
Net proceeds from issuance of common stock	15,529	7,697
Principal payments on long term debt	(3,755)	(23)
Payment on revolving credit facility	(35,000)	(150,000)
Proceeds received from revolving credit facility	92,000	—
Proceeds received from note offering	—	510,000
Payment on senior credit facility	—	(352,106)
Debt issuance costs	—	(12,947)
Distributions to non-controlling interest	(180)	(180)
Dividends/distributions	(65,314)	(91)

Net cash used in financing activities	(2,819)	(637)

Effect of exchange rate changes in cash and cash equivalents	(1,131)	(646)

Net increase in cash and cash equivalents	6,511	35,529
Cash and cash equivalents at beginning of period	26,035	33,212

Cash and cash equivalents at end of period	$32,546	$68,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,869	$15,753

Cash paid for foreign, state and federal income taxes	$587	$726

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the 2014 Combined Form 10-K. Subsequent events, if any, are evaluated through the date on which the financial statements are issued.

2. Stock-Based Compensation

Equity Incentive Plan. Lamar Advertising’s 1996 Equity Incentive Plan, as amended (the “Incentive Plan”) has reserved 15.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 5,000 shares of its Class A common stock during the three months ended March 31, 2015.

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

The number of shares of Class A common stock available under the 2009 ESPP was automatically increased by 80,932 shares on January 1, 2015 pursuant to the automatic increase provisions of the 2009 ESPP.

The following is a summary of 2009 ESPP share activity for the period ended March 31, 2015:

Shares
Available for future purchases, January 1, 2015	307,448
Additional shares reserved under 2009 ESPP	80,932
Purchases	(31,765)

Available for future purchases, March 31, 2015	356,615

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2015 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2016. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the three months ended March 31, 2015, the Company has recorded $1,402 as stock-based compensation expense related to performance based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of each director’s one-year term. The Company recorded $35 as non-cash compensation expense related to these non-employee director awards for the three months ended March 31, 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations and Comprehensive Income (Loss). The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations and Comprehensive Income (Loss) are:

	Three months ended March 31,
	2015	2014
Direct advertising expenses	$45,085	$65,592
General and administrative expenses	723	1,021
Corporate expenses	3,422	2,913

	$49,230	$69,526

Effective January 1, 2015, the Company changed its depreciation method from the double declining balance method to the straight-line method. The Company believes that the straight-line method better reflects the pattern of consumption of the future benefits to be derived from those assets being depreciated. The increase to operating income and net income and decrease to depreciation expense for the Company’s assets existing as of January 1, 2015 is $2,772 and $11,089 for the three months ended March 31, 2015 and the year to end December 31, 2015, respectively.

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at March 31, 2015 and December 31, 2014:

	Estimated Life (Years)	March 31, 2015		December 31, 2014
		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Customer lists and contracts	7 – 10	$501,033	$471,729	$499,310	$470,170
Non-competition agreements	3 – 15	64,201	63,254	64,062	63,192
Site locations	15	1,542,113	1,209,060	1,531,161	1,194,709
Other	5 – 15	14,008	13,496	14,008	13,485

		$2,121,355	$1,757,539	$2,108,541	$1,741,556
Unamortizable Intangible Assets:
Goodwill		$1,768,987	$253,536	$1,766,304	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2014	$204,327
Additions to asset retirement obligations	532
Accretion expense	1,267
Liabilities settled	(778)

Balance at March 31, 2015	$205,348

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

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of March 31, 2015 and December 31, 2014, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,299,498 and $2,269,393, respectively.

As of March 31, 2015, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect to such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of March 31, 2015, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of March 31, 2015 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. The number of dilutive shares excluded from this calculation because of their anti-dilutive effect for stock options is 462,977 for the three months ended March 31, 2014. There were no anti-dilutive shares excluded from the calculation for the three months ended March 31, 2015.

8. Long-term Debt

Long-term debt consists of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Senior Credit Facility	$407,000	$353,750
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	510,000
Other notes with various rates and terms	1,171	1,145

	1,953,171	1,899,895
Less current maturities	(15,656)	(15,625)

Long-term debt, excluding current maturities	$1,937,515	$1,884,270

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

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5% Notes, at any time and from time to time, at a price equal to 105% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before November 1, 2015, provided that following the redemption, at least 65% of the 5% Notes that were originally issued remain outstanding. At any time prior to May 1, 2018, Lamar Media may redeem some or all of the 5% Notes at a price equal to 100% of the aggregate principal amount plus a make-whole premium. On or after May 1, 2018, Lamar Media may redeem the 5% Notes, in whole or in part, in cash at redemption prices specified in the 5% Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5% Notes at a price equal to 101% of the principal amount of the 5% Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

5 3/8% Senior Notes

On January 10, 2014, Lamar Media completed an institutional private placement of $510,000 aggregate principal amount of 5 3/8% Senior Notes due 2024 (the “5 3/8% Senior Notes”). The institutional private placement resulted in net proceeds to Lamar Media of approximately $502,300.

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/8% Senior Notes, at any time and from time to time, at a price equal to 105.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before January 15, 2017, provided that following the redemption, at least 65% of the 5 3/8% Senior Notes that were originally issued remain outstanding. At any time prior to January 15, 2019, Lamar Media may redeem some or all of the 5 3/8% Senior Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after January 15, 2019, Lamar Media may redeem the 5 3/8% Senior Notes, in whole or in part, in cash at redemption prices specified in the 5 3/8% Senior Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/8% Senior Notes at a price equal to 101% of the principal amount of the 5 3/8% Senior Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

Senior Credit Facility

On February 3, 2014, Lamar Media entered into a Second Restatement Agreement (the “Second Restatement Agreement”) with the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders named therein, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the Second Amended and Restated Credit Agreement attached as Exhibit A to the Second Restatement Agreement (such Second and Amended and Restated Credit Agreement together with the Second Restatement Agreement being herein referred to as the “senior credit facility”). The senior credit facility consists of a $400,000 revolving credit facility and a $500,000 incremental facility. Lamar Media is the borrower under the senior credit facility. We may also from time to time designate wholly owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

On April 18, 2014, Lamar Media entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein under which the parties agreed to amend Lamar Media’s existing senior credit facility on the terms set forth in the Amendment. The Amendment created a new $300,000 Term A Loan facility (the “Term A Loans”) and certain other amendments to the senior credit agreement. The Term A Loans are not incremental loans and do not reduce the existing $500,000 Incremental Loan facility. Lamar Media borrowed all $300,000 in Term A Loans on April 18, 2014. The net loan proceeds, together with borrowings under the revolving portion of the senior credit facility and cash on hand, were used to fund the redemption of all $400,000 in aggregate principal amount of Lamar Media’s 7 7/8% Notes due 2018 on April 21, 2014.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
June 30, 2015-March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

The Term A Loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.0%; (or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.25% (or the Adjusted Base Rate plus 1.0% at any time the total debt ratio is less than or equal to 4.25 to 1, or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A Loans and revolving credit facility.

As of March 31, 2015, there was $122,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,846 in letters of credit outstanding as of March 31, 2015 resulting in $271,154 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.

The senior credit facility contains provisions that allows Lamar Media to conduct its affairs in a manner that allows Lamar Advertising to qualify and remain qualified as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for the Company to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

Lamar Media’s ability to make distributions to Lamar Advertising is also restricted under the terms of these agreements. Under Lamar Media’s senior credit facility the Company must maintain a specified senior debt ratio at all times and in addition, must satisfy a total debt ratio in order to incur debt, make distributions or make certain investments.

Lamar Advertising and Lamar Media were in compliance with all of the terms of their indentures and the senior credit agreement provisions during the periods presented.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

9. Fair Value of Financial Instruments

At March 31, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investments are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $2,014,351 which exceeded the carrying amount of $1,953,171 as of March 31, 2015. The majority of the fair value is determined using observed market prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

10. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $6,442 and $7,159 for the three months ended March 31, 2015 and 2014, respectively. Net carrying value of long lived assets located in foreign countries totaled $6,590 and $7,324 as of March 31, 2015 and December 31, 2014, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

11. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles in the United States when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In January 2014, the FASB issued guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. We have adopted this guidance, which was effective for reporting periods beginning after December 15, 2014. There was no impact to our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

12. Dividends/Distributions

During the three months ended March 31, 2015, the Company declared and paid distributions of its REIT taxable income of an aggregate of $65,223 or $0.68 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including the financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses (“NOLs”) to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant. During the three months ended March 31, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock of $91 or $15.95 per share.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,046	$25,535
Receivables, net of allowance for doubtful accounts of $8,776 and $7,957 in 2015 and 2014	168,527	169,610
Prepaid expenses	65,368	42,713
Deferred income tax assets	733	729
Other current assets	42,678	34,057

Total current assets	309,352	272,644

Property, plant and equipment	3,124,302	3,110,385
Less accumulated depreciation and amortization	(2,042,636)	(2,026,745)

Net property, plant and equipment	1,081,666	1,083,640

Goodwill	1,505,299	1,502,616
Intangible assets	363,349	366,518
Deferred financing costs net of accumulated amortization of $6,634 and $5,476 in 2015 and 2014, respectively	29,613	30,771
Deferred income tax assets	13,535	12,496
Other assets	34,051	31,775

Total assets	$3,336,865	$3,300,460

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$18,051	$16,368
Current maturities of long-term debt	15,656	15,625
Accrued expenses	80,522	105,007
Deferred income	87,953	84,558

Total current liabilities	202,182	221,558

Long-term debt	1,937,515	1,884,270
Asset retirement obligation	205,348	204,327
Other liabilities	25,029	23,414

Total liabilities	2,370,074	2,333,569

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2015 and 2014	—	—
Additional paid-in-capital	2,714,244	2,682,216
Accumulated comprehensive income	844	2,454
Accumulated deficit	(1,748,297)	(1,717,779)

Stockholder’s equity	966,791	966,891

Total liabilities and stockholder’s equity	$3,336,865	$3,300,460

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Statements of Operations

Net revenues	$302,477	$284,933

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	113,232	111,508
General and administrative expenses (exclusive of depreciation and amortization)	59,206	57,677
Corporate expenses (exclusive of depreciation and amortization)	15,303	15,182
Depreciation and amortization	49,230	69,526
Gain on disposition of assets	(1,836)	(206)

	235,135	253,687

Operating income	67,342	31,246

Other expense (income)
Loss on extinguishment of debt	—	5,176
Other-than-temporary impairment of investment	—	4,069
Interest income	(2)	(45)
Interest expense	24,532	30,268

	24,530	39,468

Income (loss) before income tax expense (benefit)	42,812	(8,222)
Income tax expense (benefit)	2,008	(3,444)

Net income (loss)	40,804	(4,778)

Statements of Comprehensive Income (Loss)

Net income (loss)	$40,804	$(4,778)
Other comprehensive income (loss)
Foreign currency translation adjustments	(1,610)	(384)

Comprehensive income (loss)	$39,194	$(5,162)

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$40,804	$(4,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	49,230	69,526
Stock-based compensation	3,901	3,912
Amortization included in interest expense	1,158	1,283
Gain on disposition of assets and investments	(1,836)	(206)
Other-than-temporary impairment of investment	—	4,069
Loss on extinguishment of debt	—	5,176
Deferred tax benefit	(1,187)	(5,322)
Provision for doubtful accounts	1,672	1,600
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(1,438)	(2,357)
Prepaid expenses	(22,926)	(22,043)
Other assets	(8,787)	(5,855)
Increase (decrease) in:
Trade accounts payable	1,714	2,833
Accrued expenses	(10,099)	6,073
Other liabilities	(14,065)	(1,130)

Net cash provided by operating activities	38,141	52,781

Cash flows from investing activities:
Acquisitions	(19,647)	(4,281)
Capital expenditures	(29,041)	(22,398)
Proceeds from disposition of assets	4,414	897
Payment received on notes receivable	4	10

Net cash used in investing activities	(44,270)	(25,772)

Cash flows from financing activities:
Principal payments on long-term debt	(3,755)	(23)
Payment on revolving credit facility	(35,000)	(150,000)
Proceeds received from revolving credit facility	92,000	—
Proceeds received from note offering	—	510,000
Payment on senior credit agreement	—	(352,106)
Debt issuance costs	—	(12,947)
Distributions to non-controlling interest	(180)	(180)
Dividend to parent	(71,322)	(2,987)
Contributions from parent	32,028	17,409

Net cash provided by financing activities	13,771	9,166

Effect of exchange rate changes in cash and cash equivalents	(1,131)	(646)

Net increase in cash and cash equivalents	6,511	35,529
Cash and cash equivalents at beginning of period	25,535	32,712

Cash and cash equivalents at end of period	$32,046	$68,241

Supplemental disclosures of cash flow information:
Cash paid for interest	$30,869	$15,753

Cash paid for foreign, state and federal income taxes	$587	$726

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Note to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share data)

1. Significant Accounting Policies

The information included in the foregoing interim condensed consolidated financial statements is unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Lamar Media’s financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim condensed consolidated financial statements should be read in conjunction with Lamar Media’s consolidated financial statements and the notes thereto included in the 2014 Combined Form 10-K.

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10, 11 and 12 to the condensed consolidated financial statements of the Company included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media Corp. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements. Actual results could differ materially from those anticipated by the forward-looking statements due to risks and uncertainties described in the section of this combined report on Form 10-Q entitled “Note Regarding Forward-Looking Statements” and in Item 1A to the 2014 Combined Form 10-K filed on February 26, 2015, as supplemented by any risk factors contained in our combined Quarterly Reports on Form 10-Q. You should carefully consider each of these risks and uncertainties in evaluating the Company’s and Lamar Media’s financial conditions and results of operations. Investors are cautioned not to place undue reliance on the forward-looking statements contained in this document. These statements speak only as of the date of this document, and the Company undertakes no obligation to update or revise the statements, except as may be required by law.

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the quarter ended March 31, 2015, the Company completed acquisitions for a total cash purchase price of approximately $19.6 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three months ended March 31, 2015 and 2014:

	Three months ended March 31, (in thousands)
	2015	2014
Total capital expenditures:
Billboard — traditional	$5,809	$4,618
Billboard — digital	14,262	9,798
Logos	2,942	1,868
Transit	130	90
Land and buildings	3,171	3,301
Operating equipment	2,727	2,723

Total capital expenditures	$29,041	$22,398

Non-GAAP Financial Measures

Our management reviews our performance by focusing on several key performance indicators not prepared in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”). We believe these non-GAAP performance indicators are meaningful supplemental measures of our operating performance and should not be considered in isolation of, or as a substitute for their most directly comparable GAAP financial measures.

Included in our analysis of our results of operations are discussions regarding earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), Funds From Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts, Adjusted Funds From Operations (“AFFO”) and acquisition-adjusted net revenue.

We define Adjusted EBITDA as net income before income tax expense (benefit), interest expense (income), gain (loss) on extinguishment of debt and investments, stock-based compensation, depreciation and amortization and gain or loss on disposition of assets and investments.

FFO is defined as net income before gains or losses from the sale or disposal of real estate assets and investments and real estate related depreciation and amortization and including adjustments to eliminate non-controlling interest.

We define AFFO as FFO before (i) straight-line revenue and expense; (ii) stock-based compensation expense; (iii) non-cash tax expense (benefit); (iv) non-real estate related depreciation and amortization; (v) amortization of deferred financing and debt issuance costs, (vi) loss on extinguishment of debt; (vii) non-recurring infrequent or unusual losses (gains); (viii) less maintenance capital expenditures; and (ix) an adjustment for non-controlling interest.

Acquisition-adjusted net revenue adjusts our net revenue for the prior period by adding to it the net revenue generated by the acquired assets before our acquisition of these assets for the same time frame that those assets were owned in the current period. In calculating acquisition-adjusted revenue, therefore, we include revenue generated by assets that we did not own in the period but acquired in the current period. We refer to the amount of pre-acquisition revenue generated by the acquired assets during the prior period that corresponds with the current period in which we owned the assets (to the extent within the period to which this report relates) as “acquisition net revenue”. In addition, we also adjust the prior period to subtract revenue generated by the assets that have been divested since the prior period and, therefore, no revenue derived from those assets is reflected in the current period.

Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are not intended to replace net income or any other performance measures determined in accordance with GAAP. Neither FFO nor AFFO represent cash flows from operating activities in accordance with GAAP and, therefore, these measures should not be considered indicative of cash flows from operating activities as a measure of liquidity or of funds available to fund our cash needs, including our ability to make cash distributions. Rather, Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue are presented as we believe each is a useful indicator of our current operating performance. We believe that these metrics are useful to an investor in evaluating our operating performance because (1) each is a key measure used by our management team for purposes of decision making and for evaluating our core operating results; (2) Adjusted EBITDA is widely used in the industry to measure operating performance as depreciation and amortization may vary significantly among companies depending upon accounting methods and useful lives, particularly where acquisitions and non-operating factors are involved; (3) acquisition-adjusted net revenue is a supplement to net revenue to enable investors to compare period over period results on a more consistent basis without the effects of acquisitions and divestures, which reflects our core performance and organic growth (if any) during the period in which the assets were owned and managed by us; (4) Adjusted EBITDA, FFO and AFFO each provides investors with a meaningful measure for evaluating our period-to-period operating performance by eliminating items that are not operational in nature; and (5) each provides investors with a measure for comparing our results of operations to those of other companies.

Our measurement of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue may not, however, be fully comparable to similarly titled measures used by other companies. Reconciliations of Adjusted EBITDA, FFO, AFFO and acquisition-adjusted net revenue to net income, the most directly comparable GAAP measure, have been included herein.

RESULTS OF OPERATIONS

Three Months ended March 31, 2015 compared to Three Months ended March 31, 2014

Net revenues increased $17.5 million or 6.2% to $302.5 million for the three months ended March 31, 2015 from $284.9 million for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $14.8 million, which represents an increase of 5.9% over the same period in 2014, primarily due to a 12.7% increase in digital billboard revenue resulting from the addition of 222 units since April of 2014, and a 5.3% increase in traditional bulletin revenue. In addition, logo sign revenue increased $1.2 million, which represents an increase of 7.2% over the prior period and there was a $1.5 million increase in transit revenue, which represents an increase of 9.6% over the prior period.

For the three months ended March 31, 2015, there was a $14.8 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2014, which represents an increase of 5.2%. See “Reconciliations” below. The $14.8 million increase in revenue primarily consists of a $12.7 million increase in billboard revenue, a $1.4 million increase in transit revenue and a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2014.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $3.4 million to $187.8 million for the three months ended March 31, 2015 from $184.5 million in the same period in 2014. The $3.4 million increase over the prior year is comprised of a $3.3 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.1 million.

Depreciation and amortization expense decreased $20.3 million, or 29.2% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a portion of our digital and traditional billboard structures being fully amortized as well as our change to the straight-line method of depreciation effective January 1, 2015.

Due to the above factors, operating income increased to $67.3 million for the three months ended March 31, 2015 compared to $31.1 million for the same period in 2014.

The Company did not have any financing transactions during the three months ended March 31, 2015. However, during the first quarter of 2014, the Company recognized a $5.2 million loss on debt extinguishment which was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility.

Interest expense decreased $5.7 million from $30.3 million for the three months ended March 31, 2014, to $24.5 million for the three months ended March 31, 2015, primarily resulting from the Company’s April 2014 refinancing of its 7 7/8% Senior Subordinated Notes due in 2018 (the “7 7/8% Notes”).

The increase in operating income, decrease in interest expense and decreases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in a $51.0 million increase in net income before income taxes. This increase in income resulted in an increase in income tax expense of $5.5 million for the three months ended March 31, 2015 over the same period in 2014. The effective tax rate for the three months ended March 31, 2015 was 4.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended March 31, 2015 of $40.7 million, as compared to a net loss of $4.8 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the three months ended March 31, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2015	2014
	(in thousands)
Reported net revenue	$302,477	$284,933
Acquisition net revenue	—	2,722

Adjusted totals	$302,477	$287,655

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income (loss)	$40,716	$(4,837)	$45,553	941.8%
Income tax expense (benefit)	2,008	(3,487)	5,495
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on debt extinguishment	—	5,176	(5,176)
Interest expense (income), net	24,530	30,223	(5,693)
Gain on disposition of assets	(1,836)	(206)	(1,630)
Depreciation and amortization	49,230	69,526	(20,296)
Stock-based compensation expense	3,901	3,912	(11)

Adjusted EBITDA	$118,549	$104,376	$14,173	13.6%

Adjusted EBITDA for the three months ended March 31, 2015 increased 13.6% to $118.5 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $15.8 million, and was partially offset by an increase in general administrative and corporate expenses of $1.6 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended March 31,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income (loss)	$40,716	$(4,837)	$45,553	941.8%
Depreciation and amortization related to real estate	45,414	65,175	(19,761)
Gain from sale or disposal of real estate	(1,742)	(24)	(1,718)
Adjustments for unconsolidated affiliates and non-controlling interest	167	77	90

FFO	$84,555	$60,391	$24,164	40.0%

Straight line expense	(36)	(52)	16
Stock-based compensation expense	3,901	3,912	(11)
Non-cash portion of tax provision	(1,187)	(5,365)	4,178
Non-real estate related depreciation and amortization	3,816	4,351	(535)
Amortization of deferred financing costs	1,158	1,283	(125)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	5,176	(5,176)
Capital expenditures – maintenance	(13,156)	(14,874)	1,718
Adjustments for unconsolidated affiliates and non-controlling interest	(167)	(77)	(90)

AFFO	$78,884	$58,814	$20,070	34.1%

FFO for the three months ended March 31, 2015 was $84.6 million as compared to FFO of $60.4 million for the same period in 2014. AFFO for the three months ended March 31, 2015 increased 34.1% to $78.9 million as compared to $58.8 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company has historically satisfied its working capital requirements with cash from operations and borrowings under the senior credit facility. The Company’s wholly owned subsidiary, Lamar Media Corp., is the borrower under the senior credit facility and maintains all corporate operating cash balances. Any cash requirements of the Company, therefore, must be funded by distributions from Lamar Media.

Sources of Cash

Total Liquidity. As of March 31, 2015 we had approximately $303.7 million of total liquidity, which is comprised of approximately $32.5 million in cash and cash equivalents and approximately $271.2 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the three months ended March 31, 2015 and 2014 our cash provided by operating activities was $54.7 million and $62.6 million, respectively. While our net income was approximately $40.7 million for the three months ended March 31, 2015, we generated cash from operating activities of $54.7 million primarily due to adjustments needed to reconcile net income to cash provided by operating activities of $52.9 million, which primarily consisted of depreciation and amortization of $49.2 million and stock-based compensation of $3.9 million. In addition, there was an increase in working capital of $38.9 million. We expect to generate cash flows from operations during 2015 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

Note Offerings. On January 10, 2014, Lamar Media completed an institutional private placement of $510 million aggregate principal amount of its 5 3/8% Senior Notes due 2024. The institutional private placement resulted in net proceeds to Lamar Media, after payment of fees and expenses, of approximately $502.3 million. Lamar Media used the proceeds of this offering to repay $502.1 million of indebtedness, including all outstanding term loans, outstanding under its senior credit facility.

Credit Facilities. On February 3, 2014, Lamar Media entered into a second restatement agreement with the Company, certain of Lamar Media’s subsidiaries as guarantors, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the second amended and restated credit agreement included in the second restatement agreement. The senior credit agreement was entered into on April 28, 2010, amended and restated on February 9, 2012 and further amended and restated on February 3, 2014. Among other things, the second amendment and restatement of the credit agreement increased the revolving credit facility by $150 million and extended its maturity date to February 2, 2019. On April 18, 2014, Lamar Media entered into Amendment No. 1 to the second amended and restated credit agreement with Lamar Advertising, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders named therein which is referred to herein as the “senior credit facility” under which the parties agreed to amend the senior credit facility to create a new $300 million Term A Loan facility and provide for certain other amendments. The senior credit facility currently consists of a $400 million revolving credit facility, a $300 million Term A loan facility (the “Term A Loans”) and a $500 million incremental facility. Lamar Media is the borrower under the senior credit facility and may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

As of March 31, 2015, Lamar Media had approximately $271.2 million of availability under the revolving credit facility included in the senior credit facility and approximately $6.8 million in letters of credit outstanding. As of March 31, 2015, Lamar Media had $285.0 million outstanding in Term A Loans and $122.0 million outstanding under the revolving credit facility.

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

Restrictions Under Debt Securities. Lamar must comply with certain covenants and restrictions related to its outstanding debt securities. Currently Lamar Media has outstanding $500 million 5 7/8% Senior Subordinated Notes issued in February 2012 (the “5 7/8% Senior Subordinated Notes”), $535 million 5% Senior Subordinated Notes issued in October 2012 (the “5% Senior Subordinated Notes”) and $510 million 5 3/8% Senior Notes issued in January 2014 (the “5 3/8% Senior Notes”).

The indentures relating to Lamar Media’s outstanding notes restrict its ability to incur additional indebtedness but permit the incurrence of indebtedness (including indebtedness under the senior credit facility), (i) if no default or event of default would result from such incurrence and (ii) if after giving effect to any such incurrence, the leverage ratio (defined as the sum of (x) total consolidated debt plus (y) the aggregate liquidation preference of any preferred stock of Lamar Media’s restricted subsidiaries to trailing four fiscal quarter EBITDA (as defined in the indentures)) would be less than 7.0 to 1. Currently, Lamar Media is not in default under the indentures of any of its outstanding notes and, therefore, would be permitted to incur additional indebtedness subject to the foregoing provision.

In addition to debt incurred under the provisions described in the preceding paragraph, the indentures relating to Lamar Media’s outstanding notes permit Lamar Media to incur indebtedness pursuant to the following baskets:

•	up to $1.5 billion of indebtedness under the senior credit facility;

•	indebtedness outstanding on the date of the indentures or debt incurred to refinance outstanding debt;

•	inter-company debt between Lamar Media and its restricted subsidiaries or between restricted subsidiaries;

•	certain purchase money indebtedness and capitalized lease obligations to acquire or lease property in the ordinary course of business that cannot exceed the greater of $50 million or 5% of Lamar Media’s net tangible assets; and

•	additional debt not to exceed $75 million.

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At March 31, 2015, and currently, we were in compliance with all such tests under the senior credit facility.

Lamar Media must maintain a senior debt ratio, defined as total consolidated debt (other than subordinated indebtedness) of Lamar Advertising and its restricted subsidiaries, minus the lesser of (x) $100 million and (y) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising and its restricted subsidiaries to EBITDA, as defined below, for the period of four consecutive fiscal quarters then ended, of less than or equal to 3.5 to 1.0.

Lamar Media is also restricted from incurring additional indebtedness under certain circumstances unless, after giving to the incurrence of such indebtedness, it is in compliance with the senior debt ratio covenant and its total debt ratio, defined as (a) total consolidated debt of Lamar Advertising Company and its restricted subsidiaries as of any date minus the lesser of (i) $100 million and (ii) the aggregate amount of unrestricted cash and cash equivalents of Lamar Advertising Company and its restricted subsidiaries to (b) EBITDA, as defined below, for the most recent four fiscal quarters then ended is less than 6.0 to 1.0.

Under the senior credit facility “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the credit facility transactions, (vii) costs and expenses of Lamar Advertising associated with the REIT conversion, provided that the aggregate amount of costs and expenses that may be added back pursuant to this clause (vii) shall not exceed $10 million in the aggregate and (viii) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by the Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 12 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action: provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on the Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the chief financial officer of the Lamar Media on behalf of the Lamar Media, and (ix) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (except to the extent received or paid in cash by the Company and its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Financial Accounting Standards No. 141R is excluded. If during any period for which EBITDA is being determined, the Company shall have consummated any acquisition or disposition, EBITDA shall be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2015. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $29.0 million for the three months ended March 31, 2015. We anticipate our 2015 total capital expenditures will be approximately $100 million.

Acquisitions. During the three months ended March 31, 2015, the Company financed its acquisition activity of $19.6 million with cash on hand.

Term A Loans. The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014. The remaining quarterly installments scheduled to be paid on each June 30, September 30, December 31 and March 31 are as follows:

Principal Payment Date	Principal Amount
June 30, 2015-March 31, 2016	$3,750,000
June 30, 2016-March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

The Term A Loans bear interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.0%; (or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.00% (or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The revolving credit facility bears interest at rates based on the Adjusted LIBO Rate (“Eurodollar loans”) or the Adjusted Base Rate (“Base Rate loans”), at Lamar Media’s option. Eurodollar loans bear interest at a rate per annum equal to the Adjusted LIBO Rate plus 2.25% (or the Adjusted LIBO Rate plus 2.00% at any time the Total Debt Ratio is less than or equal to 4.25 to 1; or the Adjusted LIBO Rate plus 1.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). Base Rate Loans bear interest at a rate per annum equal to the Adjusted Base Rate plus 1.25% (or the Adjusted Base Rate plus 1.0% at any time the total debt ratio is less than or equal to 4.25 to 1, or the Adjusted Base Rate plus 0.75% at any time the Total Debt Ratio is less than or equal to 3.00 to 1). The guarantees, covenants, events of default and other terms of the senior credit facility apply to the Term A Loans and revolving credit facility.

Dividends. On February 26, 2015, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.68 per share payable on March 31, 2015 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2015. The Company expects aggregate quarterly distributions to stockholders in 2015, including the dividend paid on March 31, 2015, will total $2.75 per common share.

As a REIT, the Company must annually distribute to its stockholders an amount equal to at least 90% of its REIT taxable income (determined before the deduction for distributed earnings and excluding any net capital gain). The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its TRSs and other factors that the Board of Directors may deem relevant.

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program for the three months ended March 31, 2015.

Note Redemption. On April 21, 2014, Lamar Media redeemed in full all $400 million of its 7 7/8% Senior Subordinated Notes due 2018 at a redemption price equal to 103.938% of aggregate principal amount of outstanding notes, plus accrued and unpaid interest to, but not including the redemption date for a total redemption price of $416.3 million. Lamar Media used cash on hand and borrowings under its senior credit facility to fund the redemption.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements with the exception of operating leases.

Commitments and Contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the three months ended March 31, 2015.

Accounting Standards Update

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In January 2014, the FASB issued guidance on the accounting for service concession arrangements with public sector entities. This guidance specifies that an operating entity should not account for a service concession arrangement as a lease and the infrastructure used in a service concession arrangement should not be recognized as property, plant and equipment. This guidance applies when the public sector entity controls the services that the operating entity must provide within the infrastructure and also controls any residual interest in the infrastructure at the end of the term of the arrangement. We have adopted this guidance, which was effective for reporting periods beginning after December 15, 2014. There was no impact to our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest – Imputation of interest: Simplifying the Presentation of Debt Issuance Costs. The pronouncement requires reporting entitles to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. The pronouncement is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. The Company does not expect that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Three Months ended March 31, 2015 compared to Three Months ended March 31, 2014

Net revenues increased $17.5 million or 6.2% to $302.5 million for the three months ended March 31, 2015 from $284.9 million for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $14.8 million, which represents an increase of 5.9% over the same period in 2014, primarily due to a 12.7% increase in digital billboard revenue resulting from the addition of 222 units since April of 2014 and a 5.3% increase in traditional bulletin revenue. In addition, logo sign revenue increased $1.2 million, which represents an increase of 7.2% over the prior period and there was a $1.5 million increase in transit revenue, which represents an increase of 9.6% over the prior period.

For the three months ended March 31, 2015, there was a $14.8 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended March 31, 2014, which represents an increase of 5.2%. See “Reconciliations” below. The $14.8 million increase in revenue primarily consists of a $12.7 million increase in billboard revenue, a $1.4 million increase in transit revenue and a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2014.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $3.4 million to $187.7 million for the three months ended March 31, 2015 from $184.3 million in the same period in 2014. The $3.4 million increase over the prior year is comprised of a $3.3 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $0.1 million.

Depreciation and amortization expense decreased $20.3 million, or 29.2% for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to a portion of our digital and traditional billboard structure assets being fully amortized as well as our change to the straight-line method of depreciation effective January 1, 2015.

Due to the above factors, operating income increased to $67.3 million for the three months ended March 31, 2015 compared to $31.2 million for the same period in 2014.

Lamar Media did not have any financing transactions during the three months ended March 31, 2015. However, during the first quarter of 2014, Lamar Media recognized a $5.2 million loss on debt extinguishment which was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility.

Interest expense decreased $5.7 million from $30.3 million for the three months ended March 31, 2014, to $24.5 million for the three months ended March 31, 2015, primarily resulting from the April 2014 refinancing of Lamar Media’s 7 7/8% Senior Subordinated Notes due in 2018 (the “7 7/8% Notes”).

The increase in operating income, decrease in interest expense and decreases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in a $51.0 million increase in net income before income taxes. This increase in income resulted in an increase in income tax expense of $5.5 million for the three months ended March 31, 2015 over the same period in 2014. The effective tax rate for the three months ended March 31, 2015 was 4.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, Lamar Media recognized net income for the three months ended March 31, 2015 of $40.8 million, as compared to a net loss of $4.8 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the three months ended March 31, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended March 31, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the three months ended March 31, as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the three months ended March 31, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended March 31,
	2015	2014
	(in thousands)
Reported net revenue	$302,477	$284,933
Acquisition net revenue	—	2,722

Adjusted totals	$302,477	$287,655

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at March 31, 2015 and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2014 Combined Form 10-K.

Loans under Lamar Media’s senior credit facility bear interest at variable rates equal to the Adjusted LIBO Rate or Adjusted Base Rate plus the applicable margin. Because the Adjusted LIBO Rate or Adjusted Base Rate may increase or decrease at any time, the Company is exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the senior credit facility. Increases in the interest rates applicable to borrowings under the senior credit facility would result in increased interest expense and a reduction in the Company’s net income.

At March 31, 2015, there was approximately $407 million of aggregate indebtedness outstanding under the senior credit facility or approximately 20.8% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the three months ended March 31, 2015 with respect to borrowings under the senior credit facility was $2.5 million, and the weighted average interest rate applicable to borrowings under this credit facility during the three months ended March 31, 2015 was 2.2%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.2% rather than 2.2%), then the Company’s three months ended March 31, 2015 interest expense would have increased by $1.9 million for the three months ended March 31, 2015.

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

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our combined Annual Report on Form 10-K for the year ended December 31, 2014, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock. There have been no material changes to our risk factors since our combined Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM. 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three-month period ending on March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	—	$—	—	$—
February 1-28, 2015	104,836	58.18	—	—
March 1-31, 2015	—	—	—	—

Three months ended March 31, 2015	104,836	$58.18	—	$250,000,000

(1)	Represents the acquisition of an aggregate of 104,836 shares of the Company’s Class A Common Stock from individuals in order to satisfy tax withholding requirements in connection with the issuance of stock awards under equity compensation plans during the first quarter.

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: May 6, 2015	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: May 6, 2015	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Lamar Advertising Company (the “Company”). Previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K (File No. 0-30242) filed on March 15, 2006 and incorporated herein by reference.

3.2	Amended and Restated Certificate of Incorporation of Lamar Media Corp. (“Lamar Media”). Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.3	Amended and Restated Bylaws of the Company. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 0-30242) filed on August 27, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

10.1	Summary of Compensatory Arrangements. Previously filed on the Company’s Current Report on Form 8-K (File No. 1-36756) filed on March 16, 2015 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.