Form 10-Q
period 2015-06-30
LAMAR MEDIA CORP/DE; LAMAR ADVERTISING CO/NEW
filed 2015-08-06
CIK 899045, 1090425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether Lamar Advertising Company is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate by check mark whether Lamar Media Corp. is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares of Lamar Advertising Company’s Class A common stock outstanding as of August 1, 2015: 81,917,250

The number of shares of the Lamar Advertising Company’s Class B common stock outstanding as of August 1, 2015: 14,610,365

The number of shares of Lamar Media Corp. common stock outstanding as of August 1, 2015: 100

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

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this report is forward-looking in nature within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. This report uses terminology such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue” and similar expressions to identify forward-looking statements. Examples of forward-looking statements in this report include statements about:

•	our future financial performance and condition;

•	our business plans, objectives, prospects, growth and operating strategies;

•	our future capital expenditures and level of acquisition activity;

•	market opportunities and competitive positions;

•	our future cash flows and expected cash requirements;

•	estimated risks;

•	our ability to maintain compliance with applicable covenants and restrictions included in Lamar Media’s senior credit facility and the indentures relating to its outstanding notes;

•	stock price; and

•	our ability to remain qualified as a Real Estate Investment Trust (“REIT”).

Forward-looking statements are subject to known and unknown risks, uncertainties and other important factors, including but not limited to the following, any of which may cause the actual results, performance or achievements of Lamar Advertising Company (referred to herein as the “Company” or “Lamar Advertising”) or Lamar Media Corp. (referred to herein as “Lamar Media”) to differ materially from those expressed or implied by the forward-looking statements:

•	the state of the economy and financial markets generally and their effects on the markets in which we operate and the broader demand for advertising;

•	the levels of expenditures on advertising in general and outdoor advertising in particular;

•	risks and uncertainties relating to our significant indebtedness;

•	the demand for outdoor advertising and its continued popularity as an advertising medium;

•	our need for, and ability to obtain, additional funding for acquisitions, operations and debt refinancing;

•	increased competition within the outdoor advertising industry;

•	the regulation of the outdoor advertising industry by federal, state and local governments;

•	our ability to renew expiring contracts at favorable rates;

•	the integration of businesses that we acquire and our ability to recognize cost savings and operating efficiencies as a result of these acquisitions;

•	our ability to successfully implement our digital deployment strategy;

•	the market for our Class A common stock;

•	changes in accounting principles, policies or guidelines;

•	our ability to effectively mitigate the threat of and damages caused by hurricanes and other kinds of severe weather;

•	our ability to qualify as a REIT and maintain our status as a REIT; and

•	changes in tax laws applicable to REIT’s or in the interpretation of those laws.

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

PART I — FINANCIAL INFORMATION

ITEM 1. — FINANCIAL STATEMENTS

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,455	$26,035
Receivables, net of allowance for doubtful accounts of $10,151 and $7,957 in 2015 and 2014, respectively	183,310	169,610
Prepaid lease expenses	65,839	42,713
Deferred income tax assets	775	729
Other current assets	39,317	34,057

Total current assets	316,696	273,144

Property, plant and equipment	3,145,793	3,110,385
Less accumulated depreciation and amortization	(2,059,468)	(2,026,745)

Net property, plant and equipment	1,086,325	1,083,640

Goodwill	1,525,992	1,512,768
Intangible assets	369,809	366,985
Deferred financing costs, net of accumulated amortization of $17,090 and $14,764 in 2015 and 2014, respectively	30,399	32,725
Deferred income tax assets	1,466	12,496
Other assets	39,019	37,060

Total assets	$3,369,706	$3,318,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$19,170	$16,368
Current maturities of long-term debt	17,552	15,625
Accrued expenses	95,120	108,790
Deferred income	99,097	84,558

Total current liabilities	230,939	225,341

Long-term debt	1,922,887	1,884,270
Asset retirement obligation	206,165	204,327
Other liabilities	26,285	23,414

Total liabilities	2,386,276	2,337,352

Stockholders’ equity:
Series AA preferred stock, par value $.001, $63.80 cumulative dividends, authorized 5,720 shares; 5,720 shares issued and outstanding at 2015 and 2014	—	—
Class A common stock, par value $.001, 362,500,000 shares authorized, 82,020,154 and 80,933,071 shares issued at 2015 and 2014, respectively; 81,915,318 and 80,933,071 issued and outstanding at 2015 and 2014, respectively	82	81
Class B common stock, par value $.001, 37,500,000 shares authorized, 14,610,365 shares issued and outstanding at 2015 and 2014	15	15
Additional paid-in capital	1,652,959	1,611,775
Accumulated comprehensive income	1,251	2,454
Accumulated deficit	(664,778)	(632,859)
Cost of shares held in treasury, 104,836 and 0 shares at 2015 and 2014, respectively	(6,099)	—

Stockholders’ equity	983,430	981,466

Total liabilities and stockholders’ equity	$3,369,706	$3,318,818

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statements of Operations
Net revenues	$344,249	$330,433	$646,726	$615,366

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	115,951	114,277	229,183	225,785
General and administrative expenses (exclusive of depreciation and amortization)	60,729	56,054	119,935	113,731
Corporate expenses (exclusive of depreciation and amortization)	19,689	17,035	35,080	32,319
Depreciation and amortization	48,725	71,049	97,955	140,575
Gain on disposition of assets	(191)	(1,020)	(2,027)	(1,226)

	244,903	257,395	480,126	511,184

Operating income	99,346	73,038	166,600	104,182
Other expense (income)
Loss on extinguishment of debt	—	20,847	—	26,023
Other-than-temporary impairment of investment	—	—	—	4,069
Interest income	(24)	(43)	(26)	(88)
Interest expense	24,712	26,086	49,244	56,354

	24,688	46,890	49,218	86,358

Income before income tax expense	74,658	26,148	117,382	17,824
Income tax expense	15,298	10,726	17,306	7,239

Net income	59,360	15,422	100,076	10,585
Cash dividends declared and paid on preferred stock	91	91	182	182

Net income applicable to common stock	$59,269	$15,331	$99,894	$10,403

Earnings per share:
Basic and diluted earnings per share	$0.61	$0.16	$1.04	$0.11

Cash dividends declared per share of common stock	$0.69	$0.83	$1.37	$0.83

Weighted average common shares used in computing earnings per share:
Weighted average common shares outstanding	96,405,105	95,174,692	96,056,912	95,041,097
Incremental common shares from dilutive stock options	77,814	415,530	58,675	423,180

Weighted average common shares diluted	96,482,919	95,590,222	96,115,587	95,464,277

Statements of Comprehensive Income
Net income	$59,360	$15,422	$100,076	$10,585
Other comprehensive income (loss)
Foreign currency translation adjustments	407	669	(1,203)	285

Comprehensive income	$59,767	$16,091	$98,873	$10,870

See accompanying notes to condensed consolidated financial statements.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$100,076	$10,585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	97,955	140,575
Stock-based compensation	11,387	10,513
Amortization included in interest expense	2,324	2,451
Gain on disposition of assets and investments	(2,027)	(1,226)
Other-than-temporary impairment of investment	—	4,069
Loss on extinguishment of debt	—	26,023
Deferred tax expense (benefit)	10,878	(2,215)
Provision for doubtful accounts	3,986	2,750
Changes in operating assets and liabilities
(Increase) decrease in:
Receivables	(18,419)	(25,420)
Prepaid lease expenses	(22,798)	(20,941)
Other assets	(5,324)	(5,378)
Increase (decrease) in:
Trade accounts payable	1,856	2,846
Accrued expenses	(4,301)	2,321
Other liabilities	12,624	26,479

Net cash provided by operating activities	188,217	173,432

Cash flows from investing activities:
Acquisitions	(59,389)	(9,195)
Capital expenditures	(56,365)	(54,255)
Proceeds from disposition of assets and investments	5,692	1,664
(Increase) decrease of notes receivable	(15)	4,477

Net cash used in investing activities	(110,077)	(57,309)

Cash flows from financing activities:
Debt issuance costs	—	(17,081)
Cash used for purchase of treasury stock	(6,099)	(2,987)
Net proceeds from issuance of common stock	22,084	11,911
Principal payments on long term debt	(7,510)	(3,797)
Payment on revolving credit facility	(107,000)	(220,000)
Proceeds received from revolving credit facility	155,000	155,000
Proceeds received from note offering	—	510,000
Payment on senior subordinated notes	—	(415,752)
Proceeds received from senior credit facility	—	300,000
Payment on senior credit facility	—	(352,106)
Distributions to non-controlling interest	(360)	(734)
Dividends/distributions	(131,995)	(79,195)

Net cash used in financing activities	(75,880)	(114,741)

Effect of exchange rate changes in cash and cash equivalents	(840)	(177)

Net increase in cash and cash equivalents	1,420	1,205
Cash and cash equivalents at beginning of period	26,035	33,212

Cash and cash equivalents at end of period	$27,455	$34,417

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,906	$47,570

Cash paid for foreign, state and federal income taxes	$7,453	$9,295

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

2. Stock-Based Compensation

Equity Incentive Plan. Lamar Advertising’s 1996 Equity Incentive Plan, as amended, (the “Incentive Plan”) has reserved 15.5 million shares of Class A common stock for issuance to directors and employees, including shares underlying granted options and common stock reserved for issuance under its performance-based incentive program. Options granted under the plan expire ten years from the grant date with vesting terms ranging from three to five years and include 1) options that vest in one-fifth increments beginning on the grant date and continuing on each of the first four anniversaries of the grant date and 2) options that cliff-vest on the fifth anniversary of the grant date. All grants are made at fair market value based on the closing price of our Class A common stock as reported on the NASDAQ Global Select Market on the date of grant.

We use a Black-Scholes-Merton option pricing model to estimate the fair value of share-based awards. The Black-Scholes-Merton option pricing model incorporates various and highly subjective assumptions, including expected term and expected volatility. The Company granted options for an aggregate of 23,000 shares of its Class A common stock during the six months ended June 30, 2015.

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

The following is a summary of 2009 ESPP share activity for the six months ended June 30, 2015:

Shares
Available for future purchases, January 1, 2015	307,448
Additional shares reserved under 2009 ESPP	80,932
Purchases	(55,676)

Available for future purchases, June 30, 2015	332,704

Performance-based compensation. Unrestricted shares of our Class A common stock may be awarded to key officers, employees and directors under our 1996 Equity Incentive Plan. The number of shares to be issued, if any, will be dependent on the level of achievement of performance measures for key officers and employees, as determined by the Company’s Compensation Committee based on our 2015 results. Any shares issued based on the achievement of performance goals will be issued in the first quarter of 2016. The shares subject to these awards can range from a minimum of 0% to a maximum of 100% of the target number of shares depending on the level at which the goals are attained. For the six months ended June 30, 2015, the Company has recorded $6,355 as non-cash compensation expense related to performance-based awards. In addition, each non-employee director automatically receives upon election or re-election a restricted stock award of our Class A common stock. The awards vest 50% on grant date and 50% on the last day of the directors’ one year term. The Company recorded a $229 non-cash compensation expense related to these awards for the six months ended June 30, 2015.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

3. Depreciation and Amortization

The Company includes all categories of depreciation and amortization on a separate line in its Statements of Operations and Comprehensive Income. The amounts of depreciation and amortization expense excluded from the following operating expenses in its Statements of Operations and Comprehensive Income are:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct advertising expenses	$44,805	$66,946	$89,890	$132,538
General and administrative expenses	834	1,080	1,557	2,101
Corporate expenses	3,086	3,023	6,508	5,936

	$48,725	$71,049	$97,955	$140,575

Effective January 1, 2015, the Company changed its depreciation method from the double declining balance method to the straight-line method. The Company believes that the straight-line method better reflects the pattern of consumption of the future benefits to be derived from those assets being depreciated. The increase to operating income and net income and decrease to depreciation expense for the Company’s assets existing as of January 1, 2015 is $5,544 and $11,089 for the six months ended June 30, 2015 and the year to end December 31, 2015, respectively.

4. Goodwill and Other Intangible Assets

The following is a summary of intangible assets at June 30, 2015 and December 31, 2014:

	Estimated	June 30, 2015		December 31, 2014
	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer lists and contracts	7—10	$503,722	$473,478	$499,310	$470,170
Non-competition agreements	3—15	64,302	63,324	64,062	63,192
Site locations	15	1,562,315	1,224,229	1,531,161	1,194,709
Other	5—15	14,008	13,507	14,008	13,485

		$2,144,347	$1,774,538	$2,108,541	$1,741,556
Unamortizable intangible assets:
Goodwill		$1,779,528	$253,536	$1,766,304	$253,536

5. Asset Retirement Obligations

The Company’s asset retirement obligations include the costs associated with the removal of its structures, resurfacing of the land and retirement cost, if applicable, related to the Company’s outdoor advertising portfolio. The following table reflects information related to our asset retirement obligations:

Balance at December 31, 2014	$204,327
Additions to asset retirement obligations	1,120
Accretion expense	2,436
Liabilities settled	(1,718)

Balance at June 30, 2015	$206,165

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

Lamar Media’s ability to make distributions to Lamar Advertising is restricted under both the terms of the indentures relating to Lamar Media’s outstanding notes and by the terms of its senior credit facility. As of June 30, 2015 and December 31, 2014, Lamar Media was permitted under the terms of its outstanding senior subordinated and senior notes to make transfers to Lamar Advertising in the form of cash dividends, loans or advances in amounts up to $2,361,949 and $2,269,393, respectively.

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

As of June 30, 2015, transfers to Lamar Advertising are permitted under Lamar Media’s senior credit facility and as defined therein, unless, after giving effect to such distributions, (i) the total debt ratio is equal to or greater than 6.0 to 1 or (ii) the senior debt ratio is equal to or greater than 3.5 to 1. As of June 30, 2015, the total debt ratio was less than 6.0 to 1 and Lamar Media’s senior debt ratio was less than 3.5 to 1; therefore, dividends or distributions to Lamar Advertising were not subject to any additional restrictions under the senior credit facility. In addition, as of June 30, 2015 the senior credit facility allows Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified for taxation as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for Lamar Advertising to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

7. Earnings Per Share

The calculation of basic earnings per share excludes any dilutive effect of stock options, while diluted earnings per share includes the dilutive effect of stock options. There were no dilutive shares excluded from this calculation resulting from their anti-dilutive effect for the three and six months ended June 30, 2015 or 2014.

8. Long-term Debt

Long-term debt consists of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Senior Credit Facility	$394,250	$353,750
5 7/8% Senior Subordinated Notes	500,000	500,000
5% Senior Subordinated Notes	535,000	535,000
5 3/8% Senior Notes	510,000	510,000
Other notes with various rates and terms	1,189	1,145

	1,940,439	1,899,895
Less current maturities	(17,552)	(15,625)

Long-term debt, excluding current maturities	$1,922,887	$1,884,270

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

Lamar Media may redeem up to 35% of the aggregate principal amount of the 5 3/8% Senior Notes, at any time and from time to time, at a price equal to 105.375% of the aggregate principal amount so redeemed, plus accrued and unpaid interest thereon, with the net cash proceeds of certain public equity offerings completed before January 15, 2017, provided that following the redemption, at least 65% of the 5 3/8% Senior Notes that were originally issued remain outstanding and any such redemption occurs within 120 days following the closing of any such public equity offering. At any time prior to January 15, 2019, Lamar Media may redeem some or all of the 5 3/8% Senior Notes at a price equal to 100% of the aggregate principal amount, plus accrued and unpaid interest thereon and a make-whole premium. On or after January 15, 2019, Lamar Media may redeem the 5 3/8% Senior Notes, in whole or in part, in cash at redemption prices specified in the 5 3/8% Senior Notes. In addition, if the Company or Lamar Media undergoes a change of control, Lamar Media may be required to make an offer to purchase each holder’s 5 3/8% Senior Notes at a price equal to 101% of the principal amount of the 5 3/8% Senior Notes, plus accrued and unpaid interest, up to but not including the repurchase date.

Senior Credit Facility

On February 3, 2014, Lamar Media entered into a Second Restatement Agreement (the “Second Restatement Agreement”) with the Company, certain of Lamar Media’s subsidiaries as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders named therein, under which the parties agreed to amend and restate Lamar Media’s existing senior credit facility on the terms set forth in the Second Amended and Restated Credit Agreement attached as Exhibit A to the Second Restatement Agreement (such Second and Amended and Restated Credit Agreement together with the Second Restatement Agreement being herein referred to as the “senior credit facility”). The senior credit facility consists of a $400,000 revolving credit facility and a $500,000 incremental facility. Lamar Media is the borrower under the senior credit facility. We may also from time to time designate wholly-owned subsidiaries as subsidiary borrowers under the incremental loan facility. Incremental loans may be in the form of additional term loan tranches or increases in the revolving credit facility. Our lenders have no obligation to make additional loans to us, or any designated subsidiary borrower, under the incremental facility, but may enter into such commitments in their sole discretion.

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

The Term A Loans began amortizing on June 30, 2014 in quarterly installments on each September 30, December 31, March 31, and June 30 thereafter, as follows:

Principal Payment Date	Principal Amount
September 30, 2015-March 31, 2016	$3,750
June 30, 2016- March 31, 2017	$5,625
June 30, 2017-December 31, 2018	$11,250
Term A Loan Maturity Date	$168,750

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

As of June 30, 2015, there was $113,000 outstanding under the revolving credit facility. Availability under the revolving facility is reduced by the amount of any letters of credit outstanding. Lamar Media had $6,846 in letters of credit outstanding as of June 30, 2015 resulting in $280,154 of availability under its revolving facility. Revolving credit loans may be requested under the revolving credit facility at any time prior to its maturity on February 2, 2019, and bear interest, at Lamar Media’s option, at the Adjusted LIBO Rate or the Adjusted Base Rate plus applicable margins, such margins are set at an initial rate with the possibility of a step down based on Lamar Media’s ratio of debt to trailing four quarters EBITDA, as defined in the senior credit facility.

The terms of Lamar Media’s senior credit facility and the indentures relating to Lamar Media’s outstanding notes restrict, among other things, the ability of Lamar Advertising and Lamar Media to:

•	dispose of assets;

•	incur or repay debt;

•	create liens;

•	make investments; and

•	pay dividends.

The senior credit facility contains provisions that would allow Lamar Media to conduct its affairs in a manner that would allow Lamar Advertising to qualify and remain qualified as a REIT, including by allowing Lamar Media to make distributions to Lamar Advertising required for the Company to qualify and remain qualified for taxation as a REIT, subject to certain restrictions.

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

9. Fair Value of Financial Instruments

At June 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, marketable securities, accounts receivable, investments, accounts payable and borrowings. The fair values of cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings and current portion of long-term debt approximated carrying values because of the short-term nature of these instruments. Investment contracts are reported at fair values. Fair values for investments held at cost are not readily available, but are estimated to approximate fair value. The estimated fair value of the Company’s long term debt (including current maturities) was $1,965,303 which exceeded both the gross and carrying amount of $1,940,439 as of June 30, 2015. The majority of the fair value is determined using observed prices of publicly traded debt (level 1 in the fair value hierarchy) and the remaining is valued based on quoted prices for similar debt (level 2 in the fair value hierarchy).

LAMAR ADVERTISING COMPANY

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

10. New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles in the United States when it becomes effective. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

11. Dividends/Distributions

During the six months ended June 30, 2015, the Company declared and paid cash distributions of its REIT taxable income of an aggregate of $131,813 or $1.37 per share. The amount, timing and frequency of future distributions will be at the sole discretion of the Board of Directors and will be declared based upon various factors, a number of which may be beyond the Company’s control, including financial condition and operating cash flows, the amount required to maintain REIT status and reduce any income and excise taxes that the Company otherwise would be required to pay, limitations on distributions in our existing and future debt instruments, the Company’s ability to utilize net operating losses to offset, in whole or in part, the Company’s distribution requirements, limitations on its ability to fund distributions using cash generated through its taxable REIT subsidiaries (TRSs) and other factors that the Board of Directors may deem relevant. During the six months ended June 30, 2015, the Company paid cash dividend distributions to holders of its Series AA Preferred Stock in an aggregate of $182 or $31.90 per share.

12. Information about Geographic Areas

Revenues from external customers attributable to foreign countries totaled $15,259 and $16,106 for the six months ended June 30, 2015 and 2014, respectively. Net carrying value of long lived assets located in foreign countries totaled $6,597 and $7,324 for the periods ended June 30, 2015 and December 31, 2014, respectively. All other revenues from external customers and long lived assets relate to domestic operations.

13. Income Taxes

During the six months ended June 30, 2015 the Company recorded a non-cash valuation allowance of $13,100 related to the net operating losses on its Puerto Rico operations. The valuation allowance was necessary due to an enacted tax law change in Puerto Rico on May 29, 2015, which limits our ability to use these net operating losses prior to their expiration.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,955	$25,535
Receivables, net of allowance for doubtful accounts of $10,151 and $7,957 in 2015 and 2014, respectively.	183,310	169,610
Prepaid lease expenses	65,839	42,713
Deferred income tax assets	775	729
Other current assets	39,317	34,057

Total current assets	316,196	272,644

Property, plant and equipment	3,145,793	3,110,385
Less accumulated depreciation and amortization	(2,059,468)	(2,026,745)

Net property, plant and equipment	1,086,325	1,083,640

Goodwill	1,515,840	1,502,616
Intangible assets	369,341	366,518
Deferred financing costs net of accumulated amortization of $7,802 and $5,476 in 2015 and 2014, respectively	28,446	30,771
Deferred income tax assets	1,466	12,496
Other assets	33,733	31,775

Total assets	$3,351,347	$3,300,460

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Trade accounts payable	$19,170	$16,368
Current maturities of long-term debt	17,552	15,625
Accrued expenses	90,979	105,007
Deferred income	99,097	84,558

Total current liabilities	226,798	221,558

Long-term debt	1,922,887	1,884,270
Asset retirement obligation	206,165	204,327
Other liabilities	26,285	23,414

Total liabilities	2,382,135	2,333,569

Stockholder’s equity:
Common stock, par value $.01, 3,000 shares authorized, 100 shares issued and outstanding at 2015 and 2014	—	—
Additional paid-in-capital	2,723,400	2,682,216
Accumulated comprehensive income	1,251	2,454
Accumulated deficit	(1,755,439)	(1,717,779)

Stockholder’s equity	969,212	966,891

Total liabilities and stockholder’s equity	$3,351,347	$3,300,460

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statements of Operations
Net revenues	$344,249	$330,433	$646,726	$615,366

Operating expenses (income)
Direct advertising expenses (exclusive of depreciation and amortization)	115,951	114,277	229,183	225,785
General and administrative expenses (exclusive of depreciation and amortization)	60,729	56,054	119,935	113,731
Corporate expenses (exclusive of depreciation and amortization)	19,600	16,942	34,903	32,124
Depreciation and amortization	48,725	71,049	97,955	140,575
Gain on disposition of assets	(191)	(1,020)	(2,027)	(1,226)

	244,814	257,302	479,949	510,989

Operating income	99,435	73,131	166,777	104,377
Other expense (income)
Loss on extinguishment of debt	—	20,847	—	26,023
Other-than-temporary impairment of investment	—	—	—	4,069
Interest income	(24)	(43)	(26)	(88)
Interest expense	24,712	26,086	49,244	56,354

	24,688	46,890	49,218	86,358

Income before income tax expense	74,747	26,241	117,559	18,019
Income tax expense	15,298	10,761	17,306	7,317

Net income	$59,449	$15,480	$100,253	$10,702

Statements of Comprehensive Income
Net income	$59,449	$15,480	$100,253	$10,702
Other comprehensive income (loss)
Foreign currency translation adjustments	407	669	(1,203)	285

Comprehensive income	$59,856	$16,149	$99,050	$10,987

See accompanying note to condensed consolidated financial statements.

LAMAR MEDIA CORP.

AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$100,253	$10,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,955	140,575
Stock-based compensation	11,387	10,513
Amortization included in interest expense	2,324	2,451
Gain on disposition of assets and investments	(2,027)	(1,226)
Other-than-temporary impairment of investment	—	4,069
Loss on extinguishment of debt	—	26,023
Deferred tax expense (benefit)	10,878	(2,137)
Provision for doubtful accounts	3,986	2,750
Changes in operating assets and liabilities:
(Increase) decrease in:
Receivables	(18,419)	(25,420)
Prepaid lease expenses	(22,798)	(20,941)
Other assets	(5,324)	(5,378)
Increase (decrease) in:
Trade accounts payable	1,856	2,846
Accrued expenses	(4,301)	2,321
Other liabilities	(6,834)	13,993

Net cash provided by operating activities	168,936	161,141

Cash flows from investing activities:
Acquisitions	(59,389)	(9,195)
Capital expenditures	(56,365)	(54,255)
Proceeds from disposition of assets and investments	5,692	1,664
(Increase) decrease of notes receivable	(15)	4,477

Net cash used in investing activities	(110,077)	(57,309)

Cash flows from financing activities:
Principal payments on long-term debt	(7,510)	(3,797)
Payment on revolving credit facility	(107,000)	(220,000)
Proceeds received from revolving credit facility	155,000	155,000
Payment on senior subordinated notes	—	(415,752)
Proceeds received from note offering	—	510,000
Proceeds received from senior credit facility	—	300,000
Payment on senior credit facility	—	(352,106)
Debt issuance costs	—	(17,081)
Distributions to non-controlling interest	(360)	(734)
Contributions from parent	41,184	24,020
Dividend to parent	(137,913)	(82,000)

Net cash used in financing activities	(56,599)	(102,450)

Effect of exchange rate changes in cash and cash equivalents	(840)	(177)

Net increase in cash and cash equivalents	1,420	1,205
Cash and cash equivalents at beginning of period	25,535	32,712

Cash and cash equivalents at end of period	$26,955	$33,917

Supplemental disclosures of cash flow information:
Cash paid for interest	$46,906	$47,570

Cash paid for foreign, state and federal income taxes	$7,453	$9,295

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

Certain notes are not provided for the accompanying condensed consolidated financial statements as the information in notes 1, 2, 3, 4, 5, 6, 8, 9, 10, 12 and 13 to the condensed consolidated financial statements of Lamar Advertising included elsewhere in this report is substantially equivalent to that required for the condensed consolidated financial statements of Lamar Media. Earnings per share data is not provided for Lamar Media, as it is a wholly owned subsidiary of the Company.

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

LAMAR ADVERTISING COMPANY

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto.

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

Historically, the Company has made strategic acquisitions of outdoor advertising assets to increase the number of outdoor advertising displays it operates in existing and new markets. The Company continues to evaluate and pursue strategic acquisition opportunities as they arise. The Company has financed its historical acquisitions and intends to finance any future acquisition activity from available cash, borrowings under its senior credit facility or the issuance of debt or equity securities. See “Liquidity and Capital Resources” below. During the six months ended June 30, 2015, the Company completed acquisitions for a total cash purchase price of approximately $59.4 million.

The Company’s business requires expenditures for maintenance and capitalized costs associated with the construction of new billboard displays, the entrance into and renewal of logo sign and transit contracts, and the purchase of real estate and operating equipment.

The following table presents a breakdown of capitalized expenditures for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30, (in thousands)		Six months ended June 30, (in thousands)
	2015	2014	2015	2014
Total capital expenditures:
Billboard — traditional	$6,880	$6,584	$12,689	$11,202
Billboard — digital	15,876	18,060	30,138	27,858
Logos	2,105	2,002	5,047	3,870
Transit	32	178	162	268
Land and buildings	968	2,401	4,139	5,702
Operating equipment	1,463	2,632	4,190	5,355

Total capital expenditures	$27,324	$31,857	$56,365	$54,255

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

RESULTS OF OPERATIONS

Six Months ended June 30, 2015 compared to Six Months ended June 30, 2014

Net revenues increased $31.4 million or 5.1% to $646.7 million for the six months ended June 30, 2015 from $615.4 million for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $26.4 million, which represents an increase of 4.8% over the same period in 2014, primarily due to increases in local billboard revenue and from the addition of 247 digital billboard units since June 2014. In addition, logo sign revenue increased $2.1 million, which represents an increase of 6.0% over the prior period and there was a $2.9 million increase in transit revenue, which represents an increase of 8.4% over the prior period.

For the six months ended June 30, 2015, there was a $24.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2014, which represents an increase of 3.9%. See “Reconciliations” below. The $24.6 million increase in revenue primarily consists of a $20.2 million increase in billboard revenue, a $2.9 million increase in transit revenue and a $1.4 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2014.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $12.4 million to $384.2 million for the six months ended June 30, 2015 from $371.8 million in the same period in 2014. The $12.4 million increase over the prior year is comprised of a $9.6 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $2.8 million.

Depreciation and amortization expense decreased $42.6 million, or 30.3% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a portion of our digital and traditional billboard structures being fully amortized as well as our change to the straight-line method of depreciation effective January 1, 2015.

Due to the above factors, operating income increased to $166.6 million for the six months ended June 30, 2015 compared to $104.2 million for the same period in 2014.

The Company did not have any financing transactions during the six months ended June 30, 2015. However, during the six months ended June 30, 2014, the Company recognized a loss on debt extinguishment of $26.0 million related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and the amendment of its senior credit facility. Approximately $10.3 million of which was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Notes.

Interest expense decreased $7.1 million from $56.4 million for the six months ended June 30, 2014, to $49.2 million for the six months ended June 30, 2015, primarily resulting from the Company’s April 2014 refinancing of the 7 7/8% Notes.

The increase in operating income, decrease in interest expense and decreases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in a $99.6 million increase in net income before income taxes. The Company recognized $17.3 million in income tax expense for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 is approximately 14.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2015 of $100.1 million, as compared to net income of $10.6 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the six months ended June 30, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2015	2014
	(in thousands)
Reported net revenue	$646,726	$615,366
Acquisition net revenue	—	6,796

Adjusted totals	$646,726	$622,162

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$100,076	$10,585	$89,491	845.5%
Income tax expense	17,306	7,239	10,067
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on debt extinguishment	—	26,023	(26,023)
Interest expense (income), net	49,218	56,266	(7,048)
Gain on disposition of assets	(2,027)	(1,226)	(801)
Depreciation and amortization	97,955	140,575	(42,620)
Stock-based compensation expense	11,387	10,513	874

Adjusted EBITDA	$273,915	$254,044	$19,871	7.8%

Adjusted EBITDA for the six months ended June 30, 2015 increased 7.8% to $273.9 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $28.0 million, and was partially offset by an increase in general administrative and corporate expenses of $8.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$100,076	$10,585	$89,491	845.5%
Depreciation and amortization related to real estate	90,377	132,071	(41,694)
Gain from sale or disposal of real estate	(1,799)	(595)	(1,204)
Adjustments for unconsolidated affiliates and non-controlling interest	350	299	51

FFO	$189,004	$142,360	$46,644	32.8%

Straight line expense (income)	203	(228)	431
Stock-based compensation expense	11,387	10,513	874
Non-cash portion of tax provision	10,878	3,025	7,853
Non-real estate related depreciation and amortization	7,578	8,504	(926)
Amortization of deferred financing costs	2,324	2,451	(127)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Capital expenditures – maintenance	(24,136)	(34,697)	10,561
Adjustments for unconsolidated affiliates and non-controlling interest	(350)	(299)	(51)

AFFO	$196,888	$161,721	$35,167	21.7%

FFO for the six months ended June 30, 2015 was $189.0 million as compared to FFO of $142.4 million for the same period in 2014. AFFO for six months ended June 30, 2015 increased 21.7% to $196.9 million as compared to $161.7 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

RESULTS OF OPERATIONS

Three Months ended June 30, 2015 compared to Three Months ended June 30, 2014

Net revenues increased $13.8 million or 4.2% to $344.2 million for the three months ended June 30, 2015 from $330.4 million for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $11.5 million, which represents an increase of 3.9% over the same period in 2014, primarily due to increases in local billboard revenue and from the addition of 247 digital billboard units since June 2014. In addition, logo sign revenue increased $0.9 million, which represents an increase of 4.9% over the prior period and there was a $1.4 million increase in transit revenue, which represents an increase of 7.3% over the prior period.

For the three months ended June 30, 2015, there was a $9.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2014, which represents an increase of 2.9%. See “Reconciliations” below. The $9.7 million increase in revenue primarily consists of a $7.5 million increase in billboard revenue, a $1.5 million increase in transit revenue and a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2014.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $9.0 million to $196.4 million for the three months ended June 30, 2015 from $187.4 million in the same period in 2014. The $9.0 million increase over the prior year is comprised of a $6.3 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $2.7 million.

Depreciation and amortization expense decreased $22.3 million, or 31.4% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a portion of our digital and traditional billboard structures being fully amortized as well as our change to the straight-line method of depreciation effective January 1, 2015.

Due to the above factors, operating income increased to $99.3 million for the three months ended June 30, 2015 compared to $73.0 million for the same period in 2014.

The Company did not have any financing transactions during the three months ended June 30, 2015. However, during the second quarter of 2014, the Company recognized a $20.8 million loss on debt extinguishment related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). Approximately $5.1 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the Notes.

Interest expense decreased $1.4 million from $26.1 million for the three months ended June 30, 2014, to $24.7 million for the three months ended June 30, 2015, primarily resulting from the Company’s April 2014 refinancing of its 7 7/8% Notes.

The increase in operating income, decrease in interest expense and decrease in loss on debt extinguishment resulted in a $48.5 million increase in net income before income taxes. The Company recognized income tax expense of $15.3 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2015 was 20.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2015 of $59.4 million, as compared to net income of $15.4 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the three months ended June 30, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2015	2014
	(in thousands)
Reported net revenue	$344,249	$330,433
Acquisition net revenue	—	4,074

Adjusted totals	$344,249	$334,507

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$59,360	$15,422	$43,938	284.9%
Income tax expense	15,298	10,726	4,572
Loss on debt extinguishment	—	20,847	(20,847)
Interest expense (income), net	24,688	26,043	(1,355)
Gain on disposition of assets	(191)	(1,020)	829
Depreciation and amortization	48,725	71,049	(22,324)
Stock-based compensation expense	7,486	6,601	885

Adjusted EBITDA	$155,366	$149,668	$5,698	3.8%

Adjusted EBITDA for the three months ended June 30, 2015 increased 3.8% to $155.4 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $12.1 million, and was partially offset by an increase in general administrative and corporate expenses of $6.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$59,360	$15,422	$43,938	284.9%
Depreciation and amortization related to real estate	44,963	66,896	(21,933)
Gain from sale or disposal of real estate	(57)	(571)	514
Adjustments for unconsolidated affiliates and non-controlling interest	183	222	(39)

FFO	$104,449	$81,969	$22,480	27.4%

Straight line expense (income)	239	(176)	415
Stock-based compensation expense	7,486	6,601	885
Non-cash portion of tax provision	12,065	8,390	3,675
Non-real estate related depreciation and amortization	3,762	4,153	(391)
Amortization of deferred financing costs	1,166	1,168	(2)
Loss on extinguishment of debt	—	20,847	(20,847)
Capital expenditures – maintenance	(10,980)	(19,823)	8,843
Adjustments for unconsolidated affiliates and non-controlling interest	(183)	(222)	39

AFFO	$118,004	$102,907	$15,097	14.7%

FFO for the three months ended June 30, 2015 was $104.4 million as compared to FFO of $82.0 million for the same period in 2014. AFFO for the three months ended June 30, 2015 increased 14.7% to $118.0 million as compared to $102.9 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

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

Sources of Cash

Total Liquidity. As of June 30, 2015 we had approximately $307.6 million of total liquidity, which is comprised of approximately $27.5 million in cash and cash equivalents and approximately $280.1 million of availability under the revolving portion of Lamar Media’s senior credit facility. We are currently in compliance with the maintenance covenant included in the senior credit facility and we would remain in compliance after giving effect to borrowing the full amount available to us under the revolving portion of the senior credit facility.

Cash Generated by Operations. For the six months ended June 30, 2015 and 2014 our cash provided by operating activities was $188.2 million and $173.4 million, respectively. While our net income was approximately $100.1 million for the six months ended June 30, 2015, we generated cash from operating activities of $188.2 million primarily due to adjustments needed to reconcile net income to cash provided by operating activities of $124.5 million, which primarily consisted of depreciation and amortization of $98.0 million and stock-based compensation of $11.4 million. In addition, there was an increase in working capital of $36.4 million. We expect to generate cash flows from operations during 2015 in excess of our cash needs for operations, capital expenditures and dividends, as described herein.

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

As of June 30, 2015, Lamar Media had approximately $280.1 million of availability under the revolving credit facility included in the senior credit facility and approximately $6.8 million in letters of credit outstanding. As of June 30, 2015, Lamar Media had $281.3 million outstanding in Term A Loans and $113.0 million outstanding under the revolving credit facility.

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

Restrictions under Senior Credit Facility. Lamar Media is required to comply with certain covenants and restrictions under the senior credit facility. If the Company fails to comply with these tests, the lenders under the senior credit facility will be entitled to exercise certain remedies, including the termination of the lending commitments and the acceleration of the debt payments under the senior credit facility. At June 30, 2015, and currently, we were in compliance with all such tests under the senior credit facility.

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

Under the senior credit facility “EBITDA” means, for any period, operating income for the Company and its restricted subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP) for such period (calculated before (i) taxes, (ii) interest expense, (iii) depreciation, (iv) amortization, (v) any other non-cash income or charges accrued for such period, (vi) charges and expenses in connection with the credit facility transactions, (vii) costs and expenses of Lamar Advertising associated with the REIT conversion, provided that the aggregate amount of costs and expenses that may be added back pursuant to this clause shall not exceed $10 million in the aggregate and (viii) the amount of cost savings, operating expense reductions and other operating improvements or synergies projected by the Lamar Media in good faith to be realized as a result of any acquisition, investment, merger, amalgamation or disposition within 12 months of any such acquisition, investment, merger, amalgamation or disposition, net of the amount of actual benefits realized during such period from such action: provided, (a) the aggregate amount for all such cost savings, operating expense reductions and other operating improvements or synergies shall not exceed an amount equal to 15% of EBITDA for the applicable four quarter period and (b) any such adjustment to EBITDA may only take into account cost savings, operating expense reductions and other operating improvements synergies that are (I) directly attributable to such acquisition, investment, merger, amalgamation or disposition, (II) expected to have a continuing impact on the Lamar Media and its restricted subsidiaries and (III) factually supportable, in each case all as certified by the Chief Financial Officer of the Lamar Media on behalf of the Lamar Media, and (ix) any loss or gain relating to amounts paid or earned in cash prior to the stated settlement date of any swap agreement that has been reflected in operating income for such period) and (except to the extent received or paid in cash by the Company and its restricted subsidiaries income or loss attributable to equity in affiliates for such period), excluding any extraordinary and unusual gains or losses during such period and excluding the proceeds of any casualty events whereby insurance or other proceeds are received and certain dispositions. For purposes of calculating EBITDA, the effect on such calculation of any adjustments required under Statement of Financial Accounting Standards No. 141R is excluded. If during any period for which EBITDA is being determined, the Company shall have consummated any acquisition or disposition, EBITDA shall be determined on a pro forma basis as if such acquisition or disposition had been made or consummated on the first day of such period.

The Company believes that its current level of cash on hand, availability under the senior credit facility and future cash flows from operations are sufficient to meet its operating needs through fiscal 2015. All debt obligations are reflected on the Company’s balance sheet.

Uses of Cash

Capital Expenditures. Capital expenditures excluding acquisitions were approximately $56.4 million for the six months ended June 30, 2015. We anticipate our 2015 total capital expenditures will be approximately $100 million.

Acquisitions. During the six months ended June 30, 2015, the Company financed its acquisition activity of $59.4 million with cash on hand.

Term A Loans. The Term A Loans mature on February 2, 2019 and began amortizing on June 30, 2014. The remaining quarterly installments scheduled to be paid on each June 30, September 30, December 31 and March 31 are as follows:

Principal Payment Date	Principal Amount
September 30, 2015-March 31, 2016	$3,750,000
June 30, 2016-March 31, 2017	$5,625,000
June 30, 2017-December 31, 2018	$11,250,000
Term A Loan Maturity Date	$168,750,000

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

Dividends. On February 26, 2015, Lamar Advertising Company’s Board of Directors declared a quarterly cash dividend of $0.68 per share payable on March 31, 2015 to its stockholders of record of its Class A common stock and Class B common stock on March 17, 2015. In addition, on May 28, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.69 per share payable on June 30, 2015 to stockholders of record of its Class A common stock and Class B common stock on June 16, 2015. The Company expects aggregate quarterly distributions to stockholders in 2015, including the dividends paid on March 31, 2015 and June 30, 2015, will total $2.75 per common share.

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

Stock Repurchase Program. On December 11, 2014, the Company announced that its Board of Directors has authorized the repurchase of up to $250 million of the Company’s Class A common stock. There were no repurchases under the repurchase program for the six months ended June 30, 2015.

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

Commitments and Contingencies

In our Annual Report on Form 10-K for the year ended December 31, 2014, Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, under the heading “Debt Service and Contractual Obligations,” we described our commitments and contingencies. There were no material changes in our commitments and contingencies during the six months ended June 30, 2015.

Accounting Standards Update

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The FASB has voted to approve a one-year deferral of the effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

LAMAR MEDIA CORP.

The following is a discussion of the consolidated financial condition and results of operations of Lamar Media for the three and six months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements of Lamar Media and the related notes thereto.

RESULTS OF OPERATIONS

Six Months ended June 30, 2015 compared to Six Months ended June 30, 2014

Net revenues increased $31.4 million or 5.1% to $646.7 million for the six months ended June 30, 2015 from $615.4 million for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $26.4 million, which represents an increase of 4.8% over the same period in 2014, primarily due to increases in local billboard revenue and from the addition of 247 digital billboard units since June 2014. In addition, logo sign revenue increased $2.1 million, which represents an increase of 6.0% over the prior period and there was a $2.9 million increase in transit revenue, which represents an increase of 8.4% over the prior period.

For the six months ended June 30, 2015, there was a $24.6 million increase in net revenues as compared to acquisition-adjusted net revenue for the six months ended June 30, 2014, which represents an increase of 3.9%. See “Reconciliations” below. The $24.6 million increase in revenue primarily consists of a $20.2 million increase in billboard revenue, a $2.9 million increase in transit revenue and a $1.4 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2014.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $12.4 million to $384.0 million for the six months ended June 30, 2015 from $371.6 million in the same period in 2014. The $12.4 million increase over the prior year is comprised of a $9.6 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $2.8 million.

Depreciation and amortization expense decreased $42.6 million, or 30.3% for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily due to a portion of our digital and traditional billboard structures being fully amortized as well as our change to the straight-line method of depreciation effective January 1, 2015.

Due to the above factors, operating income increased to $166.8 million for the six months ended June 30, 2015 compared to $104.4 million for the same period in 2014.

The Company did not have any financing transactions during the six months ended June 30, 2015. However, during the six months ended June 30, 2014, the Company recognized a loss on debt extinguishment of $26.0 million related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”) and the amendment of its senior credit facility. Approximately $10.3 million of which was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the then existing senior credit facility and the 7 7/8% Notes.

Interest expense decreased $7.1 million from $56.4 million for the six months ended June 30, 2014, to $49.2 million for the six months ended June 30, 2015, primarily resulting from the Company’s April 2014 refinancing of its 7 7/8% Notes.

The increase in operating income, decrease in interest expense and decreases in other-than-temporary impairment of investment and loss on debt extinguishment resulted in a $99.5 million increase in net income before income taxes. The Company recognized $17.3 million in income tax expense for the six months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2015 is approximately 14.7%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the six months ended June 30, 2015 of $100.3 million, as compared to net income of $10.7 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the six months ended June 30, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the six months ended June 30, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the six months ended June 30, as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the six months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Six months ended June 30,
	2015	2014
	(in thousands)
Reported net revenue	$646,726	$615,366
Acquisition net revenue	—	6,796

Adjusted totals	$646,726	$622,162

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$100,253	$10,702	$89,551	836.8%
Income tax expense	17,306	7,317	9,989
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on debt extinguishment	—	26,023	(26,023)
Interest expense (income), net	49,218	56,266	(7,048)
Gain on disposition of assets	(2,027)	(1,226)	(801)
Depreciation and amortization	97,955	140,575	(42,620)
Stock-based compensation expense	11,387	10,513	874

Adjusted EBITDA	$274,092	$254,239	$19,853	7.8%

Adjusted EBITDA for the six months ended June 30, 2015 increased 7.8% to $274.1 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $28.0 million, and was partially offset by an increase in general administrative and corporate expenses of $8.1 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Six Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$100,253	$10,702	$89,551	836.8%
Depreciation and amortization related to real estate	90,377	132,071	(41,694)
Gain from sale or disposal of real estate	(1,799)	(595)	(1,204)
Adjustments for unconsolidated affiliates and non-controlling interest	350	299	51

FFO	$189,181	$142,477	$46,704	32.8%

Straight line expense (income)	203	(228)	431
Stock-based compensation expense	11,387	10,513	874
Non-cash portion of tax provision	10,878	3,025	7,853
Non-real estate related depreciation and amortization	7,578	8,504	(926)
Amortization of deferred financing costs	2,324	2,451	(127)
Loss on other-than-temporary impairment of investment	—	4,069	(4,069)
Loss on extinguishment of debt	—	26,023	(26,023)
Capital expenditures – maintenance	(24,136)	(34,697)	10,561
Adjustments for unconsolidated affiliates and non-controlling interest	(350)	(299)	(51)

AFFO	$197,065	$161,838	$35,227	21.8%

FFO for the six months ended June 30, 2015 was $189.2 million as compared to FFO of $142.5 million for the same period in 2014. AFFO for six months ended June 30, 2015 increased 21.8% to $197.1 million as compared to $161.8 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

RESULTS OF OPERATIONS

Three Months ended June 30, 2015 compared to Three Months ended June 30, 2014

Net revenues increased $13.8 million or 4.2% to $344.2 million for the three months ended June 30, 2015 from $330.4 million for the same period in 2014. This increase was attributable primarily to an increase in billboard net revenues of $11.5 million, which represents an increase of 3.9% over the same period in 2014, primarily due to increases in local billboard revenue and from the addition of 247 digital billboard units since June 2014. In addition, logo sign revenue increased $0.9 million, which represents an increase of 4.9% over the prior period and there was a $1.4 million increase in transit revenue, which represents an increase of 7.3% over the prior period.

For the three months ended June 30, 2015, there was a $9.7 million increase in net revenues as compared to acquisition-adjusted net revenue for the three months ended June 30, 2014, which represents an increase of 2.9%. See “Reconciliations” below. The $9.7 million increase in revenue primarily consists of a $7.5 million increase in billboard revenue, a $1.5 million increase in transit revenue and a $0.7 million increase in logo revenue over the acquisition-adjusted net revenue for the comparable period in 2014.

Total operating expenses, exclusive of depreciation and amortization and gain on sale of assets, increased $9.0 million to $196.3 million for the three months ended June 30, 2015 from $187.3 million in the same period in 2014. The $9.0 million increase over the prior year is comprised of a $6.3 million increase in direct and general and administrative operating expenses related to the operations of our outdoor advertising assets and corporate expense increases of $2.7 million.

Depreciation and amortization expense decreased $22.3 million, or 31.4% for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to a portion of our digital and traditional billboard structures being fully amortized as well as our change to the straight-line method of depreciation effective January 1, 2015.

Due to the above factors, operating income increased to $99.4 million for the three months ended June 30, 2015 compared to $73.1 million for the same period in 2014.

The Company did not have any financing transactions during the three months ended June 30, 2015. However, during the second quarter of 2014, the Company recognized a $20.8 million loss on debt extinguishment related to the redemption of Lamar Media’s 7 7/8% Senior Subordinated Notes due 2018 (the “7 7/8% Notes”). Approximately $5.1 million was a non-cash expense attributable to the write off of unamortized debt issuance fees associated with the Notes.

Interest expense decreased $1.4 million from $26.1 million for the three months ended June 30, 2014, to $24.7 million for the three months ended June 30, 2015, primarily resulting from the Company’s April 2014 refinancing of its 7 7/8% Notes.

The increase in operating income, decrease in interest expense and decrease in loss on debt extinguishment resulted in a $48.5 million increase in net income before income taxes. The Company recognized income tax expense of $15.3 million for the three months ended June 30, 2015. The effective tax rate for the three months ended June 30, 2015 was 20.5%, which differs from the federal statutory rate primarily due to our qualification for taxation as a REIT and adjustments for foreign items.

As a result of the above factors, the Company recognized net income for the three months ended June 30, 2015 of $59.4 million, as compared to net income of $15.5 million for the same period in 2014.

Reconciliations:

Because acquisitions occurring after December 31, 2013 (the “acquired assets”) have contributed to our net revenue results for the periods presented, we provide 2014 acquisition-adjusted net revenue, which adjusts our 2014 net revenue for the three months ended June 30, 2014 by adding to or subtracting from it the net revenue generated by the acquired or divested assets prior to our acquisition or divestiture of these assets for the same time frame that those assets were owned in the three months ended June 30, 2015.

Reconciliations of 2014 reported net revenue to 2014 acquisition-adjusted net revenue for the three months ended June 30, as well as a comparison of 2014 acquisition-adjusted net revenue to 2015 reported net revenue for the three months ended June 30, are provided below:

Reconciliation and Comparison of Reported Net Revenue to Acquisition-Adjusted Net Revenue

	Three months ended June 30,
	2015	2014
	(in thousands)
Reported net revenue	$344,249	$330,433
Acquisition net revenue	—	4,074

Adjusted totals	$344,249	$334,507

Key Performance Indicators

Net Income/Adjusted EBITDA

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$59,449	$15,480	$43,969	284.0%
Income tax expense	15,298	10,761	4,537
Loss on debt extinguishment	—	20,847	(20,847)
Interest expense (income), net	24,688	26,043	(1,355)
Gain on disposition of assets	(191)	(1,020)	829
Depreciation and amortization	48,725	71,049	(22,324)
Stock-based compensation expense	7,486	6,601	885

Adjusted EBITDA	$155,455	$149,761	$5,694	3.8%

Adjusted EBITDA for the three months ended June 30, 2015 increased 3.8% to $155.5 million. The increase in Adjusted EBITDA was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) of $12.1 million, and was partially offset by an increase in general administrative and corporate expenses of $6.4 million, excluding the impact of stock-based compensation expense.

Net Income/FFO/AFFO

(in thousands)

	Three Months Ended June 30,		Amount of Increase	Percent Increase
	2015	2014	(Decrease)	(Decrease)
Net income	$59,449	$15,480	$43,969	284.0%
Depreciation and amortization related to real estate	44,963	66,896	(21,933)
Gain from sale or disposal of real estate	(57)	(571)	514
Adjustments for unconsolidated affiliates and non-controlling interest	183	222	(39)

FFO	$104,538	$82,027	$22,511	27.4%

Straight line expense (income)	239	(176)	415
Stock-based compensation expense	7,486	6,601	885
Non-cash portion of tax provision	12,065	8,390	3,675
Non-real estate related depreciation and amortization	3,762	4,153	(391)
Amortization of deferred financing costs	1,166	1,168	(2)
Loss on extinguishment of debt	—	20,847	(20,847)
Capital expenditures – maintenance	(10,980)	(19,823)	8,843
Adjustments for unconsolidated affiliates and non-controlling interest	(183)	(222)	39

AFFO	$118,093	$102,965	$15,128	14.7%

FFO for the three months ended June 30, 2015 was $104.5 million as compared to FFO of $82.0 million for the same period in 2014. AFFO for the three months ended June 30, 2015 increased 14.7% to $118.1 million as compared to $103.0 million for the same period in 2014. AFFO growth was primarily attributable to the increase in our gross margin (net revenue less direct advertising expense) and decrease in interest expense, partially offset by increases in general and administrative expenses and corporate expenses.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lamar Advertising Company and Lamar Media Corp.

The Company is exposed to interest rate risk in connection with variable rate debt instruments issued by its wholly owned subsidiary Lamar Media. The information below summarizes the Company’s interest rate risk associated with its principal variable rate debt instruments outstanding at June 30, 2015, and should be read in conjunction with Note 8 of the Notes to the Company’s Consolidated Financial Statements in the 2014 Combined Form 10-K.

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

At June 30, 2015, there was approximately $394.3 million of aggregate indebtedness outstanding under the senior credit facility, or approximately 20.3% of the Company’s outstanding long-term debt on that date, bearing interest at variable rates. The aggregate interest expense for the six months ended June 30, 2015 with respect to borrowings under the senior credit facility was $5.1 million, and the weighted average interest rate applicable to borrowings under this credit facility during the six months ended June 30, 2015 was 2.2%. Assuming that the weighted average interest rate was 200-basis points higher (that is 4.2% rather than 2.2%), then the Company’s six months ended June 30, 2015 interest expense would have increased by $3.8 million for the six months ended June 30, 2015.

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

ITEM. 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth the Company’s repurchases of its securities during the three-month period ending on June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2015	—	$—	—	$—
May 1-31, 2015	—	—	—	—
June 1-30, 2015	—	—	—	—

Three months ended June 30, 2015	—	—	—	$250,000,000

ITEM 6.	EXHIBITS

The Exhibits filed as part of this report are listed on the Exhibit Index immediately following the signature page hereto, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAMAR ADVERTISING COMPANY

DATED: August 6, 2015	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

LAMAR MEDIA CORP.

DATED: August 6, 2015	BY:	/s/ Keith A. Istre
Chief Financial and Accounting Officer and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, as filed with the Secretary of the State of Delaware effective as of November 18, 2014. Previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. I-36756) filed on November 19, 2014 and incorporated herein by reference.

3.2	Certificate of Merger, effective as of November 18, 2014. Previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.3	Amended and Restated Certificate of Incorporation of Lamar Media. Previously filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 (File No. 0-30242) filed on May 10, 2007 and incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Company, adopted as of November 18, 2014. Previously filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K (File No. 1-36756) filed on November 19, 2014 and incorporated herein by reference.

3.5	Amended and Restated Bylaws of Lamar Media. Previously filed as Exhibit 3.1 to Lamar Media’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 (File No. 1-12407) filed on November 12, 1999 and incorporated herein by reference.

12(a)	Statement regarding computation of earnings to fixed charges for the Company. Filed herewith.

12(b)	Statement regarding computation of earnings to fixed charges for Lamar Media. Filed herewith.

31.1	Certification of the Chief Executive Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of the Chief Financial Officer of the Company and Lamar Media pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the combined Quarterly Report of the Company and Lamar Media on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 of the Company and Lamar Media, (ii) Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015 and 2014 of the Company and Lamar Media, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 of the Company and Lamar Media, and (iv) Notes to Condensed Consolidated Financial Statements of the Company and Lamar Media.